Form 10-Q
period 1997-06-30
HEALTHCARE RECOVERIES INC
filed 1997-08-14
CIK 858629

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                ------------

                                  FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                     to
                                   ---------------------  ----------------------

                      Commission file number 333-23287


                        HEALTHCARE RECOVERIES, INC.,
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                        Delaware                                            61-1141758
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)  (I.R.S. EMPLOYER IDENTIFICATION NO.)


               1400 Watterson Tower, Louisville, Kentucky 40128
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


                                (502) 454-1340
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


                                Not Applicable
  FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                   REPORT.



Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
YES   X    No
    -------   -------

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES         NO
    -------    -------


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1997, was as follows: 11,470,000 shares of Common Stock, $.001 par value.

                          HEALTHCARE RECOVERIES, INC.
                                  FORM 10-Q
                                June 30, 1997

                                    INDEX

                                                                                                Page No.
                                                                                                --------
Part I:  Financial Information

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets as of June 30, 1997 and December 31, 1996 . . . . . . . . .     1

         Condensed Statements of Operations for the three months and six months
                  ended June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . .     2

         Condensed Statements of Cash Flows for the six months ended
                  June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .     3

         Notes to Condensed Financial Statements  . . . . . . . . . . . . . . . . . . . . . .     4


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7


Part II: Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

Item 4.  Submissions of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . .    19

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)


                         HEALTHCARE RECOVERIES, INC.
                           CONDENSED BALANCE SHEETS
                                 (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                 JUNE 30,  DECEMBER 31,
                                                                                   1997       1996
                                                                                   ----       ----

                                     ASSETS
Current assets:
       Cash and cash equivalents                                                $ 20,582    $     53
       Restricted cash                                                            13,904      18,755
       Accounts receivable, less allowance for doubtful accounts
            of $104 - June 30, 1997 and $100 - December 31, 1996                   2,003       1,926
       Other current assets                                                        1,302         275
                                                                                --------    --------
            Total current assets                                                  37,791      21,009
                                                                                --------    --------

Property and equipment, at cost:
       Furniture and fixtures                                                      1,734       1,713
       Office equipment                                                              989         975
       Computer equipment                                                          3,389       3,076
       Leasehold improvements                                                        625         598
                                                                                --------    --------
                                                                                   6,737       6,362
       Accumulated depreciation and amortization                                  (4,347)     (3,865)
                                                                                --------    --------
                                                                                   2,390       2,497
                                                                                --------    --------

Other assets                                                                       1,519         463
                                                                                --------    --------

                      Total assets                                              $ 41,700    $ 23,969
                                                                                ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Trade accounts payable                                                   $   931     $   586
       Accrued expenses                                                           4,736       3,740
       Funds due clients                                                         10,987      14,953
                                                                                -------     -------
            Total current liabilities                                            16,654      19,279

Other liabilities                                                                 1,034         580
                                                                                -------     -------

                      Total liabilities                                          17,688      19,859
                                                                                -------     -------

Contingencies

Stockholders' equity:
       Preferred stock, $.001 par value, 2,000,000 shares authorized no shares issued or outstanding
       Common stock, $.001 par, 20,000,000 shares authorized, 11,470,000 and
            9,800,000 shares issued and outstanding, respectively                   11           10
       Contributed capital in excess of par value of common stock               22,042
       Equity funding from Medaphis Corporation                                                 182
       Retained earnings                                                         1,959        3,918
                                                                               -------      -------

                      Total stockholders' equity                                24,012        4,110
                                                                               -------      -------

                      Total liabilities and stockholders' equity               $41,700      $23,969
                                                                               =======      =======



     The accompanying notes are an integral part of the financial statements

                         HEALTHCARE RECOVERIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE RESULTS)


                                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                                 JUNE 30,           JUNE 30,
                                           -------------------   -----------------

                                            1997        1996     1997       1996
                                            ----        ----     ----       ----
Revenues:
       Subrogation                         $ 9,324    $ 7,680   $18,240   $14,356
       Other revenues                                     970                 970
                                           -------    -------   -------   -------

            Total revenues                   9,324      8,650    18,240    15,326

Cost of services                             4,359      3,703     8,685     7,058
                                           -------    -------   -------   -------

       Gross profit                          4,965      4,947     9,555     8,268

Support expenses                             2,450      2,145     4,787     4,015
Non-recurring compensation charge            2,848                2,848
                                           -------    -------   -------   -------

       Operating income (loss)                (333)     2,802     1,920     4,253

Interest income                                215        132       329       225
                                           -------    -------   -------   -------

       Income (loss) before income taxes      (118)     2,934     2,249     4,478

Provision for income taxes                   1,146      1,231     2,137     1,878
                                           -------    -------   -------   -------

Net income (loss)                          $(1,264)   $ 1,703   $   112   $ 2,600
                                           =======    =======   =======   =======

Earnings (loss) per common and common
       equivalent share                    $ (0.12)   $  0.17   $  0.01   $  0.27
                                           =======    =======   =======   =======


     The accompanying notes are an integral part of the financial statements

                         HEALTHCARE RECOVERIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                                          1997        1996
                                                                          ----        ----

Cash flows from operations:

Net income                                                             $    112    $  2,600
Adjustment to reconcile net income to net cash provided by
          (used in) operations:
       Non-recurring compensation charge                                  2,848
       Depreciation and amortization                                        482         405
       Deferred income taxes                                               (612)       (495)
       Changes in operating assets and liabilities:
            (Increase) decrease in restricted cash                        4,851        (957)
            Increase in accounts receivable                                 (77)       (545)
            Increase in other current assets                               (627)     (1,351)
            (Increase) decrease in other assets                            (970)         14
            Increase (decrease) in trade accounts payable                   345        (134)
            Increase in accrued expenses                                  1,123         477
            Increase (decrease) in funds due clients                     (3,966)        860
            Increase in other liabilities                                   454         107
                                                                       --------    --------

                 Net cash provided by operations                          3,963         981
                                                                       --------    --------

Cash flows from investing activities:

       Purchases of property and equipment                                 (375)       (838)
                                                                       --------    --------

                 Net cash used in investing activities                     (375)       (838)
                                                                       --------    --------

Cash flows from financing activities:

       Issuance of common stock                                          19,194
       Distributions to Medaphis Corporation                             (2,253)        (76)
                                                                       --------    --------

                 Net cash provided by (used in) financing activities     16,941         (76)
                                                                       --------    --------

Net increase in cash and cash equivalents                                20,529          67

Cash and cash equivalents, beginning of period                               53          --
                                                                       --------    --------

Cash and cash equivalents, end of period                               $ 20,582    $     67
                                                                       ========    ========




   The accompanying notes are an integral part of the financial statements

                         HEALTHCARE RECOVERIES, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENT, CONTINUED
                                 (UNAUDITED)


1.       BASIS OF PRESENTATION

         Healthcare Recoveries, Inc. (the "Company") was incorporated on June 30, 1988 under the laws of the State of Delaware. The Company's services comprise the complete outsourcing of the identification, investigation and recovery of accident-related medical benefits incurred by its clients for which other persons or entities have primary responsibility. The rights of the Company's clients to recover the value of these medical benefits arise by law or contract, are known generally as the right of subrogation, and are generally paid from the proceeds of liability or workers' compensation insurance.

         The Company operated as an independent entity until August 28, 1995 when it was merged with and into a subsidiary of Medaphis Corporation ("Medaphis") in a transaction accounted for as a pooling of interests. On May 16, 1997 the Company amended its Certificate of Incorporation to authorize 2,000,000 shares of $.001 par value preferred stock and 20,000,000 shares of $.001 par value common stock of which 9,800,000 were issued and outstanding after a 98,000-for-1 common stock split which the Company declared to be effective immediately prior the public offering (the "Offering") of the Company's Common Stock by Medaphis on May 21, 1997. In addition to the shares sold by Medaphis, the Company issued 200,000 shares of common stock to certain members of the Company's management as a divestiture bonus (the "Divestiture Bonus") and sold 1,470,000 shares of common stock to the underwriters of the Offering.

         The accompanying financial statements are presented in a condensed format and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's financial statements. Accordingly, for further information, the reader of this Form 10-Q may wish to refer to the Company's audited financial statements as of and for the year ended December 31, 1996, contained in the Company's Registration Statement on Form S-1.

         The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair presentation of interim results. All such adjustments are of a normal and recurring nature.

                         HEALTHCARE RECOVERIES, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENT, CONTINUED
                                 (UNAUDITED)


2.       CONTINGENCIES

         The Company is engaged in the business of identifying and recovering subrogation and related claims of its clients, many of which arise in the context of personal injury lawsuits. As such, the Company operates in a litigation-intensive environment. The Company has, from time to time, been, and in the future expects to be, named as a party in litigation incidental to its business operations. To date, the Company has not been involved in any litigation which has had a material adverse effect upon the Company, but there can be no assurance that pending litigation or future litigation will not have a material adverse effect on the Company's business, results of operations and financial condition.

3.       NON-RECURRING COMPENSATION CHARGE

         The accompanying condensed statements of operations for the three and six months ended June 30, 1997, include a non-recurring, non-cash compensation charge (not deductible for income tax purposes) of approximately $2.8 million ($.28 per share) related to the Divestiture Bonus.


4.       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         Earnings (loss) per common and common equivalent share were computed based on the weighted-average number of common and common equivalent shares outstanding during the periods presented after giving retroactive effect to the 98,000-for-1 common stock split effective immediately prior to the Offering. Shares used in computing earnings (loss) per common and common equivalent share were 10,243,000, 9,800,000, 10,043,000, and 9,800,000, for the three months and six months ended June 30, 1997 and 1996, respectively. Common equivalent shares were not used in computing earnings per share for three months ended June 30, 1997 due to their anti-dilutive nature. Earnings (loss) per common and common equivalent share do not give retroactive effect to the divestiture bonus granted in connection with the Offering or stock options on 550,000 shares granted to members of the Company's executive management and to non-employee directors at the time of the Offering.

                         HEALTHCARE RECOVERIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENT
                                 (UNAUDITED)


5.       FUTURE CHANGES IN ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and will require presentation of both basic and fully diluted earnings per share for both interim and annual periods ending after December 31, 1997. Basic and fully diluted earnings per share amounts computed under the provisions of SFAS 128 are the same as earnings (loss) per common and common equivalent share as reported in the accompanying statements of operations.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The provisions of SFAS No. 130 will be effective for fiscal years beginning after December 15, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   OVERVIEW

         Healthcare Recoveries, Inc. (hereinafter referred to as "HRI" or the "Company") provides insurance subrogation and related recovery services to the private healthcare payor industry. HRI services comprise the complete outsourcing of the identification, investigation and recovery of accident-related medical benefits incurred by its clients for which other persons or entities have primary responsibility. The rights of HRI's clients to recover the value of these medical benefits, known generally as the right of subrogation, arise by law or contract, and are generally paid from the proceeds of liability or workers' compensation insurance.

         For a typical new client, it takes three to six months from the contract signing (when the lives are "sold") to complete the construction of electronic data interfaces necessary for the Company to begin service; at this point, the new client is considered "installed." During the installation period, the Company must also hire and train qualified staff necessary to provide contracted services. After installation, the client transmits data to HRI from which it creates an inventory of backlog (i.e., gross recoveries in process.)

         Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing on behalf of its clients at any point in time. These claims are gross figures, prior to estimates of claim settlement and rejection. Backlog increases when the Company opens new files of potentially recoverable claims and decreases when files of claims are recovered (or, after further investigation, determined to be non-recoverable). Recoveries have historically been produced from the backlog in a generally predictable cycle, because any group of potential recoveries that was sufficiently large in number to display statistically significant characteristics and that originated from a defined time period, tended to produce recovery results comparable to those of other groups having similar characteristics. Although some recoveries will be made during the first year of service, the average time to make a recovery is 18 to 24 months, with substantially all recoveries being made by the sixth year. Backlog for a client will range in age from newly identified potential recoveries to potential recoveries that are in the late stages of the recovery process. As a result of this cycle, approximately six years from the date of installation, a client's annual amounts of subrogation recoveries as a percent of a client's backlog will be generally constant, except for variations due to the number of installed lives for the client and changes in the costs of medical services.

         Because backlog is based on the judgment of Company personnel, historical performance may not be indicative of future results and the actual amount of future subrogation revenues to be derived from backlog could differ significantly from historical experience. Further, the recovery characteristics of backlog in future years may be different from historical experience for a variety of reasons.

         The Company is paid a contingency fee from the amount of recoveries obtained from backlog on behalf of its clients. The Company's revenues are a function of subrogation recoveries and effective fee rates. Effective fee rates vary depending on the mix between recoveries and client fee schedules. The fee schedules for each client are separately negotiated and reflect the Company's standard fee rates, the services to be provided and anticipated volume of services. The Company grants volume discounts and negotiates a lower fee when it assumes backlog from a client because some of the recovery work will have already been completed by the client.

         HRI was incorporated on June 30, 1988 under the laws of Delaware and operated as an independent entity until August 28, 1995, when the Company was acquired by Medaphis Corporation ("Medaphis") in a transaction valued at approximately $79.1 million. Medaphis sold HRI in May 1997, as part of its restructuring plan to divest non-core businesses. In anticipation of the sale of HRI by Medaphis, certain revisions were made by management in the accompanying financial statements for the periods during which the Company was a subsidiary of Medaphis to present the financial position, results of operations and cash flows of the Company as an independent entity. The Company paid these previously allocated costs directly during the six months ended June 30, 1997. The allocation of these costs was based principally on specific identification, the ratio of the number of Company employees to total Medaphis employees or the ratio of total Company assets to total Medaphis assets, as appropriate. These costs include executive salaries, employee benefits, insurance, payroll processing and other general and administrative expenses. Management believes that, in the aggregate, these costs reflect the fair value of services rendered by Medaphis and that it would have incurred similar costs as an independent company.

         Management does not expect a significant change in the costs incurred by the Company as a result of operating on a stand-alone basis, except for the non-recurring, non-cash compensation charge incurred as a result of the divestiture bonus, consisting of 200,000 shares of the Company's common stock granted to members of executive management and certain other employees of the Company upon the sale of HRI by Medaphis.

The following table present certain key operating indicators for the Company for the periods indicated:

                           KEY OPERATING INDICATORS
             (IN MILLIONS, EXCEPT FOR PERCENTAGES AND EMPLOYEES)

                                                                   THREE MONTHS            SIX MONTHS
                                                                       ENDED                  ENDED
                                                                      JUNE 30,               JUNE 30,
                                                                      -------                -------
                                                                   1997      1996         1997     1996
                                                                   ----      ----         ----     ----
Cumulative Lives Sold, Beginning of Period (1)                      30.9      26.2         29.5     24.2
      Lives from Existing Client Growth                              0.9       0.3          0.9      0.2
      Lives Added From Contracts with Existing Clients               1.0       0.3          2.3      1.5
      Lives Added  From Contracts with New Clients                   1.5       0.7          1.6      1.6
                                                                  ------    ------       ------   ------
Cumulative Lives Sold, End of Period                                34.3      27.5         34.3     27.5
                                                                  ======    ======       ======   ======

Lives Installed (1)..................................               32.7      26.5         32.7     26.5
Backlog (2)..........................................             $599.6    $498.6       $599.6   $498.6
Subrogation Recoveries (3)...........................             $ 34.1    $ 27.8       $ 67.8   $ 52.1
Throughput (4).......................................                5.8%      5.9%        12.0%    12.1%
Effective Fee Rate...................................               27.3%     27.6%        26.9%    27.5%
Subrogation Revenues (3).............................             $  9.3    $  7.7       $ 18.2   $ 14.4
Employees:...........................................
      Direct Operations..............................                326       308          326      308
      Support........................................                 78        74           78       74
                                                                  ------    ------       ------   ------
           Total Employees...........................                404       382          404      382
                                                                  ======    ======       ======   ======

(1) Includes reductions to prior period information with respect to the number of lives reported by a client to HRI, and with respect to certain lives as to which HRI provides service, on a limited short-term basis, under a non-standard fee arrangement.
(2) Backlog (i.e., gross recoveries in process) represents the total dollar amount of potentially recoverable claims that the Company is pursuing on behalf of clients at any point in time.
(3) Subrogation recoveries and subrogation revenues for the three and six months ended June 30, 1996 exclude approximately $8.2 million of recoveries in connection with the breast implant litigation settlement and $970,000 of other revenue, derived from these recoveries, respectively.
(4) Throughput equals recoveries for the period divided by the average of backlog at the beginning and end of the period.

Results of Operations

      The following table presents, for the periods indicated, certain items in the statements of operations as a percentage of subrogation revenue.


       STATEMENTS OF OPERATIONS AS A PERCENTAGE OF SUBROGATION REVENUES


                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  JUNE 30,                 JUNE 30,
                                                  --------                 --------
                                             1997(1)       1996(2)     1997(1)     1996(2)
                                             ----          ----        ----        ----
Subrogation Revenues.................        100.0%        100.0%     100.0%       100.0%
Cost of Services ....................         46.8          48.2       47.6         49.2
Support Expenses ....................         26.3          27.9       26.2         28.0
Operating Income ....................         27.0          23.9       26.1         22.9
Income Before Income Taxes...........         29.3          25.6       27.9         24.4
Net Income ..........................         17.0          14.9       16.2         14.2

     (1) Statements of Operations for the three and six months ended June 30, 1997 exclude the $2.8 million non-cash, non-recurring compensation charge (not deductible for income tax purposes) related to Medaphis Corporation's divestiture of HRI.
     (2) Statements of Operations for the three and six months ended June 30, 1996 exclude $970,000 ($563,000 after tax) of non-recurring revenue from the silicone breast implant settlement.


      THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE AND SIX MONTHS
                             ENDED JUNE 30, 1996

       Revenues. Total revenues increased 8% to $9.3 million in the second quarter of 1997 as compared with $8.7 million in the second quarter of 1996, and increased 19% to $18.2 million in the six-month period ended June 30, 1997 as compared with $15.3 million in the same period in 1996. In the three and six-month periods ended June 30, 1996, total revenues include $970,000 of non-recurring revenue derived from recoveries in the silicone breast implant settlement. Growth in subrogation revenues occurred primarily because of increased subrogation recoveries from $27.8 million for the three months ended June 30, 1996 to $34.1 million for the three months ended June 30, 1997, a 23% increase, and from $52.1 million for the six months ended June 30, 1996 to $67.8 million for the same period in 1997, a 30% increase.

       The increase in total subrogation recoveries was due primarily to growth in backlog (i.e., gross recoveries in process), which in turn grew primarily because of an increase in the number of lives installed. Backlog increased 20% to $599.6 million at June 30, 1997 from $498.6 million at June 30, 1996. The Company was able to obtain subrogation recoveries at a throughput rate of 5.8% of backlog for the three months ended June 30, 1997 and 5.9% for the same period in 1996.

       Cost of Services. Cost of services for the second quarter of 1997 was $4.4 million, an increase of 17.7% from $3.7 million in the second quarter of 1996, and was $8.7 million for the six months ended June 30, 1997, an increase of 23.1% from $7.1 million in the same period a year ago. The increase in cost of services for the three, and six-month periods ended June 30, 1997 was a result of installing additional lives which require increased processing activities and correspondingly led to increased staffing and investigation cost. As a percentage of subrogation revenues (recurring revenue), cost of services for the second quarter of 1997 was 46.8%, a decrease from 48.2% in the second quarter of 1996, and for the six-month period ended June 30, 1997 was 47.6%, a decrease from 49.2% for the same period a year ago. The decline in cost of services as a percentage of subrogation revenues for the three, and six-month periods ended June 30, 1997 was a result of productivity improvements.

         Support Expenses. Support expenses increased 14%, to $2.4 million, for the three months ended June 30, 1997, from $2.1 million for the same period in 1996, and 19%, to $4.8 million, for the six-months ended June 30, 1997, from $4.0 million in 1996. Support expenses decreased as a percent of subrogation revenue from 28% for the three, and six months ended June 30, 1996 to 26% for the same periods in 1997. The decline in support expenses as a percentage of subrogation revenues resulted from improved economies of scale in the support functions.

       Compensation Charge. In connection with the divestiture of the Company by Medaphis in May 1997, the Company incurred a one-time $2.8 million non-cash, compensation charge (not deductible for income tax purposes) from the issuance by the Company of 200,000 shares of common stock to the Company's management as a bonus for the successful completion of the sale of the Company by Medaphis. These shares represent 2% of the 10,000,000 shares of common stock outstanding after the initial public offering that closed on May 28, 1997 and 1.7% of the 11,470,000 shares of common stock outstanding after the sale of 1,470,000 newly issued shares upon exercise of the underwriters' over-allotment option.

       Interest Income. Interest income totaled $215,000 and $132,000 for the three months ended June 30, 1997 and 1996, respectively, and $329,000 and $225,000 for the six months ended June

30, 1997 and 1996, respectively. The increase in interest income was a result of interest income earned on $19.2 million of proceeds from the issuance by the Company of 1,470,000 shares of common stock upon the exercise of the underwriters' over-allotment option.

       Tax. Income taxes were 41.9% of pre-tax income excluding the non-cash, non-recurring compensation charge for the three and six months ended June 30, 1997 and 1996. The effective tax rates exceeded the U.S. statutory tax rate primarily due to the impact of state and local taxes and non-deductible expenses.

       Net Income. Recurring net income excludes a $2.8 million ($.28 per share) non-recurring compensation charge in the second quarter of 1997 and $563,000 ($.06 per share, net of tax) of net income from the implant settlement in the second quarter of 1996. Recurring net income for the three months ended June 30, 1997 increased $0.4 million, or 39%, to $1.6 million, or $0.15 per share, from $1.1 million, or $0.12 per share, in the comparable period of 1996 and for the six months ended June 30, 1997 increased $0.9 million, or 45%, to $3.0 million, or $0.29 per share, from $2.0 million, or $0.21 per share, in the same period in 1996. Net loss as reported for the three months ended June 30, 1997 was $1.3 million, or $0.12 per share, compared to net income of $1.7 million, or $0.17 per share, for the same period in 1996. Net income as reported for the six months ended June 30, 1997 was $112,000, or $0.01 per share, compared to $2.6 million, or $0.27 per share, for the six months ended June 30, 1996.


                       LIQUIDITY AND CAPITAL RESOURCES

         The Company's statements of cash flows for the six months ended June 30,1997 and 1996, are summarized below:

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                        -------
                                                                    1997       1996
                                                                    ----       ----
                                                                     (IN THOUSANDS)

  Net cash provided by operations ...........................     $ 3,963     $ 981
  Net cash used in investing activities .....................        (375)     (838)
  Net cash provided by (used in) financing activities .......      16,941       (76)
  Net increase in cash and cash equivalents .................     $20,529     $  67

         The Company had working capital of $21.1 million at June 30, 1997, including cash and cash equivalents of $20.6 million, compared with working capital of $1.7 million at December 31, 1996. The increase is primarily attributable to the $19.2 million of proceeds received in connection with the exercise of the underwriters' over-allotment option.

         Net cash provided by operations increased $3.0 million for the six months ended June 30, 1997, primarily as a result of increased net income excluding the non-cash non-recurring compensation charge, timing of recurring cash receipts, disbursements related to accrued expenses and subrogation recoveries.

         Net cash used in investing activities primarily reflects the Company's capital expenditures for ongoing facility expansion and system enhancements, including computer hardware, to meet the requirements of the Company's growing revenue base.

         The Company anticipates that capital expenditures for the year ending December 31, 1997, will be approximately $2.9 million for facility expansion, computer hardware and the planned upgrade of the subrogation system. Over the next 24 to 36 months, the Company anticipates total expenditures for the upgrade of approximately $3.2 million, of which $2.6 million to be spent on hardware and third-party software will be capitalized.

        Net cash provided by financing activities for the six months ended June 30, 1997 reflects $19.2 million in proceeds received in connection with the exercise of the underwriters' over-allotment option. Net cash used in financing activities for the six months ended June 30, 1996 reflected the Company's ongoing distributions to Medaphis prior to the sale of the Company by Medaphis.

         In May 1997, the Company executed a $10.0 million unsecured revolving Line of Credit ("Line of Credit") for working capital purposes with National City Bank of Kentucky (the "Bank"). The interest rate on outstanding indebtedness, at the Company's option will be either (i) the greater of the Bank's prime rate or the effective Federal Funds rate plus 0.5% or (ii) the LIBOR plus 2.25%. The maturity date for all outstanding indebtedness under the Line of Credit will be two years from May 22, 1997. The agreement contains customary covenants, including covenants to maintain certain minimum interest coverage and leverage ratios and a minimum level of net worth. As of June 30,

1997, the Company was in compliance with the covenants and there were no outstanding draws on the Line of Credit.

         By contract, with respect to its standard recovery services, the Company disburses recoveries to its clients on or before the 15th day of the month following the month in which recoveries are made. At June 30, 1997 and December 31, 1996, the Company reported on its balance sheet, as a current asset, restricted cash of $13.9 million and $18.8 million respectively, representing subrogation recoveries effected by HRI for its clients, except that restricted cash at December 31, 1996 also included $6.4 million in recoveries from the silicone breast implant settlement received in November and December 1996. At June 30, 1997 and December 31, 1996, HRI reported on its balance sheet, as a current liability, funds due clients of $11.0 million and $15.0 million, respectively, representing recoveries to be distributed to clients, net of the fee earned on such recoveries.

         The Company believes that its available cash resources, together with the borrowings available under the Line of Credit, will be sufficient to meet its current operating requirements and internal development initiatives.

                           NEW ACCOUNTING STANDARD

       The Company has determined that earnings per share computed under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", is the same as the Company's reported per share results of operations. This pronouncement specifies the computation, presentation, and disclosure requirements for earnings per share and will require presentation of both basic and fully diluted earnings per share for both interim and annual periods ending after December 31, 1997.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The provisions of SFAS No. 130 will be effective for fiscal years beginning after December 15, 1997.

                               EXTERNAL FACTORS

         The business of recovering subrogation and related claims for healthcare payors is subject to a wide variety of external factors. Prominent among these are factors that would materially change the healthcare payment, fault-based liability, or workers' compensation systems. Because the Company's profitability depends in large measure upon obtaining and using client claims data, and the availability of property and casualty and workers' compensation coverage as sources of recovery, changes in laws that would limit or bar either the access to or use of claims data or the ability of healthcare payors to recover subrogation and related claims represent an ongoing risk to the Company.

         Moreover, because the Company's revenues derive from the recovery of the costs of medical treatment of accidents, material changes in such costs will tend to affect the Company's revenue or its rate of revenue growth. The healthcare industry, and particularly the business of healthcare payors, is subject to various external factors that may have the effect of significantly altering the costs of healthcare. The Company is unable to predict which of these factors, if any, could have a potentially material impact on healthcare payors and through them, the healthcare subrogation recovery industry.

                         FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Statements in this document that look forward in time involve risks and uncertainties including the ability of HRI to successfully implement its operating strategy and acquisition strategy, HRI's ability to manage growth, changes in laws and government regulations applicable to HRI, and changes in the historical relationships among such key operating indicators as lives sold, lives installed, backlog and throughput and in the predictive value of these indicators with respect to certain aspects of HRI's financial results.

         SUPPLEMENTAL QUARTERLY STATEMENTS OF OPERATIONS (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   1996
                                                --------------------------------------------------------
                                                FIRST         SECOND      THIRD       FOURTH       TOTAL
                                                -----         ------      -----       ------       -----
    Revenues:
                  Subrogation................    $6,676       $7,680      $7,718      $8,174     $30,248
                  Other revenues.............         0          970          72         129       1,171
                                                 ------       ------      ------      ------     -------
                           Total revenues....     6,676        8,650       7,790       8,303      31,419

    Cost of services.........................     3,354        3,703       3,869       4,100      15,026
                                                 ------       ------      ------      ------     -------
                  Gross profit...............     3,322        4,947       3,921       4,203      16,393
    Support expenses.........................     1,871        2,145       2,044       2,033       8,093
                                                 ------       ------      ------      ------     -------
                  Operating income...........     1,451        2,802       1,877       2,170       8,300
    Interest income..........................        92          132         123         139         486
                                                 ------       ------      ------      ------     -------
                  Income before income taxes     $1,543        2,934       2,000       2,309       8,786
    Provision for income taxes...............       647        1,231         838         969       3,685
                                                 ------       ------      ------      ------     -------
                       Net income............    $ $896       $1,703      $1,162      $1,340     $ 5,101
                                                 ======       ======      ======      ======     =======
    Weighted average shares..................    $9,800        9,800       9,800       9,800       9,800
    Earnings per common share................    $ 0.09       $ 0.17      $ 0.12      $ 0.14     $  0.52
                                                 ======       ======      ======      ======     =======



                           KEY OPERATING INDICATORS
             (IN MILLIONS, EXCEPT FOR PERCENTAGES AND EMPLOYEES)

                                                                                         1996
                                                                        ---------------------------------------
                                                                        FIRST     SECOND       THIRD     FOURTH
                                                                        -----     ------       -----     ------
Cumulative Lives Sold, Beginning of Period (1)........................   24.2        26.2       27.5      28.6
 Lives From Existing Client Growth....................................    0.0         0.3        0.5       0.0
 Lives Added From Contracts With Existing Clients.....................    1.1         0.3        0.5       0.6
 Lives Added From Contracts With New Clients..........................    0.9         0.7        0.1       0.3
                                                                       ------      ------     ------    ------
Cumulative Lives Sold, End of Period..................................   26.2        27.5       28.6      29.5
                                                                       ======      ======     ======    ======

Lives Installed (1)...................................................   24.1        26.5       27.1      28.9
Backlog (2)........................................................... $448.1      $498.6     $526.5    $535.0
Subrogation Recoveries (3)............................................ $ 24.3      $ 27.8     $ 29.4    $ 31.0
Throughput (4)........................................................    6.0%        5.9%       5.7%      5.8%
Effective Fee Rate....................................................   27.4%       27.6%      26.3%     26.4%
Subrogation Revenues (3).............................................. $  6.7      $  7.7     $  7.7    $  8.2
Employees:
  Direct Operations...................................................    278         308        298       312
  Support.............................................................     64          74         67        71
                                                                       ------      ------     ------    ------
     Total Employees..................................................    342         382        365       383
                                                                       ------      ------     ------    ------

(1) Includes reductions to prior period information with respect to the number of lives reported by a client to HRI, and with respect to certain lives as to which HRI provides service, on a limited short-term basis, under a non-standard fee arrangement.
(2) Backlog (i.e., gross recoveries in process) represents the total dollar amount of potentially recoverable claims that the Company is pursuing on behalf of clients at any point in time.
(3) Subrogation recoveries and subrogation revenues for the three and six months ended June 30, 1996 exclude approximately $8.2 million of recoveries in connection with the breast implant litigation settlement and $970,000 of other revenue, derived from these recoveries, respectively.
(4) Throughput equals recoveries for the period divided by the average of backlog at the beginning and end of the period.

                         PART II. OTHER INFORMATION



Item 1. Legal proceedings

        There have been no material developments to the legal proceedings to which the Company is a party and the description of litigation proceedings under the caption "Business - Legal Proceedings" contained in the Company's Registration Statement on Form S-1 (Registration No. 333-23287), declared effective on May 28, 1997, remains accurate in all material respects. Such description, as updated, is provided below for your information:

        In March 1994 a class action complaint was filed against HRI in the United States District Court for the Northern District of West Virginia, Michael
L. DeGarmo, et al. v. Healthcare Recoveries, Inc. The plaintiffs assert that HRI's subrogation recovery efforts on behalf of its clients violate a number of state and federal laws, including the Fair Debt Collection Practices Act and the Racketeer Influenced and Corrupt Organization Act (RICO). The complaint also seeks judgment, under the federal Declaratory Judgment Act, that HRI as the subrogation agent for various healthcare payors be limited, in recovering from persons who caused accidents or from the healthcare payors' injured insureds, to the actual costs of the medical treatment provided to such injured insureds by such healthcare payors, notwithstanding provisions in the applicable healthcare policies or agreements, which generally allow recovery by the healthcare payors of the "reasonable value" of such treatments. The complaint alleges that HRI made fraudulent representations to recover sums in excess of those actually expended by the applicable healthcare payor to pay for medical treatment. Plaintiffs, and the putative class, demand compensatory damages, treble damages under RICO, costs and reasonable attorneys' fees. HRI believes that the class alleged by the plaintiffs does not satisfy requirements for a class action because the plaintiffs are not adequate representatives of the putative class and potential claims by class members lack the commonality required for class actions due to the number of states whose laws apply to the subrogation provisions of applicable healthcare policies and agreements and the varying language of such subrogation provisions. The DeGarmo case is in non-merits discovery, and no class of plaintiffs has been certified.

        This lawsuit, if successful, could prevent the Company from recovering the "reasonable value" of medical treatment under discounted fee-for-service ("DFS"), capitation and other payment arrangements. By the end of 1993, at the direction of certain clients, HRI had ceased the practice of recovering on their behalf the "reasonable value" of medical treatment provided by medical providers under DFS arrangements with those clients. It is the Company's current policy not to recover the "reasonable value" of medical treatment in DFS arrangements. However, HRI historically and currently recovers the "reasonable value" of medical treatment provided under capitation arrangements and other payment arrangements with medical providers on behalf of those clients that compensate medical providers under these payment mechanisms, to the extent that these benefits are related to treatment of the injuries as to which clients have recovery rights. The Company believes that its clients' contracts, including the contracts that provide for recovery under DFS, capitation and other payment arrangements are enforceable under the laws of the states potentially applicable in this case and that, as a result, this litigation will not have a material adverse effect upon its business, results of operations and financial condition. Nevertheless, if this lawsuit or another lawsuit seeking relief under similar theories were to be successful, it could have a material adverse effect on the Company's business, results of operations and financial condition.

        In March 1996 a class action complaint was filed against HRI in the 261st Judicial District Court. Travis County, Texas, Evelyn Dickey v. Healthcare Recoveries, Inc. The complaint alleges that HRI violated Texas law by not filing a $10,000 bond with the Secretary of State as required for all debt collectors. The plaintiffs sought damages of $100 for each class member. In August 1996, the plaintiffs filed an amended petition alleging, additionally, that HRI violated Texas law in attempting to collect consumer debts without disclosing in any communication to the debtors that it was collecting consumer debts. The putative class consists of all persons contacted in Texas by HRI with respect to a recovery. HRI believes that it is not a "debt collector" under Texas law and, accordingly, is not subject to the Texas laws listed in the complaint. The Company filed a motion for summary judgment in the case and on May 5, 1997 the court issued an order granting summary judgment in favor of the Company. The plaintiffs have filed an appeal. The Company does not believe that this litigation will have a material adverse effect upon its financial condition or upon results of its operations.

Item 2. Changes in Securities

        In connection with the closing of the Company's initial public offering on May 28, 1997, the Company issued 200,000 shares of unregistered Common Stock to executive officers and certain other employees of the Company. These shares were granted in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, based upon all of the facts and circumstances, including but not limited to the following: (i) no general solicitation or general advertising was made by the Company to the grantees,
(ii) 93% of the shares were issued to six executive officers of the Company and the remainder were issued to five other employees of the Company, (iii) the grantees had available the prospectus used in the Company's initial public offering, access to management and all material information with respect to the Company, and (iv) the shares were subject to restrictions on resale.

Item 4. Submission of Matters to a Vote of Security Holders

        On May 15, 1997, in preparation for the Company's initial public offering, the sole stockholder of the Company acted by written consent pursuant to which such stockholder approved (i) the Healthcare Recoveries, Inc. Non-Qualified Stock Option Plan for Eligible Employees (and the reservation of 700,000 shares of Common Stock under such plan), (ii) the Healthcare Recoveries, Inc. Directors' Stock Option Plan) and the reservation of 150,000 shares of Common Stock under such plan), (iii) the Healthcare Recoveries, Inc. Employee Stock Purchase Plan, (iv) the Amended and Restated Certificate of Incorporation of the Company, (v) the Amended and Restated Bylaws of the Company, and (vi) the Divestiture Bonus Agreement.

Item 6. Exhibits and Reports on From 8-K

        (a) Exhibits

            3.1   -Amended and Restated Certificate of Incorporation of the
                   Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration
                   No. 333-2387), declared effective on May 28, 1997).
            3.2   -Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration
                   Statement on Form S-1 (Registration No. 333-2387), declared effective on May 28, 1997).
            4.1   -Specimen Stock Certificate (incorporate by reference to the
                   Company's Registration Statement on Form S-1 (Registration
                   No. 333-2387), declared effective on May 28, 1997).
            4.2   -Healthcare Recoveries, Inc. Non-Qualified Stock Option Plan
                   of Eligible Employees (incorporated by reference to
                   Exhibit 4.2 to the Company's Registration Statement on
                   Form S-1 (Registration No. 333-2387), declared effective on May 28, 1997).
            4.3   -Healthcare Recoveries, Inc. Directors' Stock Option Plan
                   (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-2387), declared effective on May 28, 1997).
            10.1  -Employment Agreement, as amended, between the Company and
                   Patrick B. McGinnis.
            10.2  -Form of Employment Agreement, as amended, between the
                   Company and Douglas R. Sharps, Dennis K. Burge, Bobby
                   T. Tokuuke and Debra M. Murphy.
            10.3  -Supplemental Retirement Savings Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-2387), declared effective on May 28, 1997).
            10.4  -Lease between W&M Kentucky, Inc. and Healthcare Recoveries,
                   Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration
                   No. 333-2387), declared effective on May 28, 1997).
            10.5  -Annual Bonus Plan (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1
                   (Registration No. 333-2387), declared effective on May 28,
                   1997).
            10.6  -Credit Agreement between Healthcare Recoveries, Inc. and
                   National City Bank of Kentucky dated May 28, 1997.
            10.7  -Separation Agreement between Healthcare Recoveries, Inc. and
                   Medaphis Corporation dated May 28, 1997.
            27.1  -Financial Data Schedule (for SEC use only).

        (b) Reports on Form 8-K

            The Company did not file a report on Form 8-K during the quarter ended June 30, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Healthcare Recoveries, Inc.




Date: August 14, 1997             /s/ Patrick B. McGinnis
                                  ----------------------------
                                  Patrick B. McGinnis
                                  Chairman, and
                                  Chief Executive Officer
                                  (Principal Executive Officer)


Date: August 14, 1997             /s/ Douglas R. Sharps
                                  ----------------------------
                                  Douglas R. Sharps
                                  Executive Vice President - Finance
                                  and Administration, and
                                  (Principal Financial and Chief Accounting
                                  Officer)

                                Exhibit Index

          Exhibit
            No.
          -------
            3.1   -Amended and Restated Certificate of Incorporation of the
                   Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration
                   No. 333-2387), declared effective on May 28, 1997).
            3.2   -Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration
                   Statement on Form S-1 (Registration No. 333-2387), declared effective on May 28, 1997).
            4.1   -Specimen Stock Certificate (incorporate by reference to the
                   Company's Registration Statement on Form S-1 (Registration
                   No. 333-2387), declared effective on May 28, 1997).
            4.2   -Healthcare Recoveries, Inc. Non-Qualified Stock Option Plan
                   of Eligible Employees (incorporated by reference to
                   Exhibit 4.2 to the Company's Registration Statement on
                   Form S-1 (Registration No. 333-2387), declared effective on May 28, 1997).
            4.3   -Healthcare Recoveries, Inc. Directors' Stock Option Plan
                   (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-2387), declared effective on May 28, 1997).
            10.1  -Employment Agreement, as amended, between the Company and
                   Patrick B. McGinnis.
            10.2  -Form of Employment Agreement, as amended, between the
                   Company and Douglas R. Sharps, Dennis K. Burge, Bobby
                   T. Tokuuke and Debra M. Murphy.
            10.3  -Supplemental Retirement Savings Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-2387), declared effective on May 28, 1997).
            10.4  -Lease between W&M Kentucky, Inc. and Healthcare Recoveries,
                   Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration
                   No. 333-2387), declared effective on May 28, 1997).
            10.5  -Annual Bonus Plan (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1
                   (Registration No. 333-2387), declared effective on May 28,
                   1997).
            10.6  -Credit Agreement between Healthcare Recoveries, Inc. and
                   National City Bank of Kentucky dated May 28, 1997.
            10.7  -Separation Agreement between Healthcare Recoveries, Inc. and
                   Medaphis Corporation dated May 28, 1997.
            27.1  -Financial Data Schedule (for SEC use only).