Form 10-Q
period 1997-09-30
HEALTHCARE RECOVERIES INC
filed 1997-11-14
CIK 858629

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________ to __________


                         Commission file number 0-22585

                          HEALTHCARE RECOVERIES, INC.,
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          Delaware                                                          61-1141758
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                  (I.R.S. EMPLOYER IDENTIFICATION NO.)


          1400 Watterson Tower, Louisville, Kentucky    40218
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)


                                 (502) 454-1340
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE



Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES ( X ) NO ( )



As of November 12, 1997, 11,470,000 shares of the registrant's Common Stock, $0.001 par value (the only class of Common Stock), were outstanding.

                           HEALTHCARE RECOVERIES, INC.

                                    FORM 10-Q
                               SEPTEMBER 30, 1997

                                      INDEX


                                                                                   Page
                                                                                   ----
PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

             Condensed Balance Sheets as of September 30, 1997 and
                  December 31, 1996 ............................................     3

             Condensed Statements of Income for the three months and
                  nine months ended September 30, 1997 and 1996 ................     4

             Condensed Statements of Cash Flows for the nine months
                  ended September 30, 1997 and 1996 ............................     5

             Notes to Condensed Financial Statements ...........................     6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ...........................     8


PART II:  OTHER INFORMATION


         Item 6. Exhibits and Reports on Form 8-K ..............................    19


Signatures .....................................................................    20


PART I: FINANCIAL INFORMATION
   Item 1. Financial Statements (Unaudited)

                          HEALTHCARE RECOVERIES, INC.
                      CONDENSED BALANCE SHEETS (Unaudited)
                                 (In thousands)

                                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                                  1997           1996
                                                                                --------       --------
                                             ASSETS
Current assets:
   Cash and cash equivalents .............................................      $ 22,485       $     53
   Restricted cash .......................................................        13,861         18,755
   Accounts receivable, less allowance for doubtful accounts of
        $134 - September 30, 1997 and $100 - December 31, 1996 ...........         2,586          1,926
   Other current assets ..................................................         1,619            275
                                                                                --------       --------
        Total current assets .............................................        40,551         21,009
                                                                                --------       --------
Property and equipment, at cost:
   Furniture and fixtures ................................................         1,944          1,713
   Office equipment ......................................................         1,120            975
   Computer equipment ....................................................         4,092          3,076
   Leasehold improvements ................................................           648            598
                                                                                --------       --------
                                                                                   7,804          6,362
   Accumulated depreciation and amortization .............................        (4,664)        (3,865)
                                                                                --------       --------
                                                                                   3,140          2,497

Other assets .............................................................         1,608            463
                                                                                --------       --------

        Total assets .....................................................      $ 45,299       $ 23,969
                                                                                ========       ========


                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable ................................................      $    483       $    586
   Accrued expenses ......................................................         7,077          3,740
   Funds due clients .....................................................        11,415         14,953
                                                                                --------       --------
        Total current liabilities ........................................        18,975         19,279

Other liabilities ........................................................           471            580
                                                                                --------       --------

        Total liabilities ................................................        19,446         19,859
                                                                                --------       --------

Contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 2,000,000 shares authorized
        no shares issued or outstanding ..................................           -              -
   Common stock, $.001 par value, 20,000,000 shares authorized, 11,470,000
        and 9,800,000 shares issued and outstanding, respectively ........            11             10
   Contributed capital in excess of par value of common stock ............        22,042            -
   Equity funding from Medaphis Corporation ..............................           -              182
   Retained earnings .....................................................         3,800          3,918
                                                                                --------       --------

        Total stockholders' equity .......................................        25,853          4,110
                                                                                --------       --------

        Total liabilities and stockholders' equity .......................      $ 45,299       $ 23,969
                                                                                ========       ========



    The accompanying notes are an integral part of these financial statements

                          HEALTHCARE RECOVERIES, INC.
                   CONDENSED STATEMENTS OF INCOME (Unaudited)
     For the three months and nine months ended September 30, 1997 and 1996
                    (In thousands, except per share amounts)


                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                       1997         1996         1997        1996
                                                      -------      ------      -------      -------
Revenues:
   Subrogation .....................................  $10,180      $7,718      $28,421      $22,074
   Other revenues ..................................      -            72          -          1,042
                                                      -------      ------      -------      -------

      Total revenues ...............................   10,180       7,790       28,421       23,116

Cost of services ...................................    4,762       3,869       13,447       10,926
                                                      -------      ------      -------      -------

   Gross profit ....................................    5,418       3,921       14,974       12,190

Support expenses ...................................    2,332       1,807        6,638        5,418
Depreciation and amortization ......................      317         237          799          642
Non-recurring compensation charge ..................      -           -          2,848          -
                                                      -------      ------      -------      -------

   Operating income ................................    2,769       1,877        4,689        6,130

Interest income ....................................      411         123          740          347
                                                      -------      ------      -------      -------

   Income before income taxes ......................    3,180       2,000        5,429        6,477

Provision for income taxes .........................    1,341         838        3,479        2,716
                                                      -------      ------      -------      -------

Net income .........................................  $ 1,839      $1,162      $ 1,950      $ 3,761
                                                      =======      ======      =======      =======

Earnings per common and common
   equivalent share ................................  $  0.16      $ 0.12      $  0.18      $  0.38
                                                      =======      ======      =======      =======
Shares used in computing earnings per common and
   common equivalent share .........................   11,646       9,800       10,583        9,800
                                                      =======      ======      =======      =======


   The accompanying notes are an integral part of these financial statements

                          HEALTHCARE RECOVERIES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
             For the nine months ended September 30, 1997 and 1996
                                 (In thousands)

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  ----------------------
                                                                    1997           1996
                                                                  --------       -------
Cash flows from operations:

Net income ....................................................   $  1,950       $ 3,761
Adjustment to reconcile net income to net cash provided by
      (used in) operations:
   Non-recurring compensation charge ..........................      2,848           -
   Depreciation and amortization ..............................        799           642
   Deferred income taxes ......................................       (891)          214
   Changes in operating assets and liabilities:
      Decrease in restricted cash .............................      4,894           985
      Increase in accounts receivable .........................       (660)         (684)
      Increase in other current assets ........................       (654)       (1,049)
      (Increase) decrease in other assets .....................       (944)            3
      Increase (decrease) in trade accounts payable ...........       (103)           76
      Increase in accrued expenses ............................      3,337            89
      Increase (decrease) in funds due clients ................     (3,538)        1,269
      Increase (decrease) in other liabilities ................       (109)          333
                                                                  --------       -------

         Net cash provided by operations ......................      6,929         5,639
                                                                  --------       -------

Cash flows from investing activities:

   Purchases of property and equipment ........................     (1,442)       (1,166)
                                                                  --------       -------

         Net cash used in investing activities ................     (1,442)       (1,166)
                                                                  --------       -------

Cash flows from financing activities:

   Issuance of common stock ...................................     19,194           -
   Distributions to Medaphis Corporation ......................     (2,249)       (1,894)
                                                                  --------       -------

         Net cash provided by (used in) financing activities ..     16,945        (1,894)
                                                                  --------       -------

Net increase in cash and cash equivalents .....................     22,432         2,579

Cash and cash equivalents, beginning of period ................         53           -
                                                                  --------       -------

Cash and cash equivalents, end of period ......................   $ 22,485       $ 2,579
                                                                  ========       =======




   The accompanying notes are an integral part of these financial statements

                           HEALTHCARE RECOVERIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         Healthcare Recoveries, Inc. (the "Company") was incorporated on June 30, 1988 under the laws of the State of Delaware. The Company's services comprise the complete outsourcing of the identification, investigation and recovery of accident-related medical benefits incurred by its clients for which other persons or entities have primary responsibility. The rights of the Company's clients to recover the value of these medical benefits, known generally as subrogation, arise by law or contract and are generally paid from the proceeds of liability or workers' compensation insurance.


         The Company operated as an independent entity until August 28, 1995 when the Company was merged with and into a subsidiary of Medaphis Corporation ("Medaphis") in a transaction accounted for as a pooling of interests. On May 16, 1997, the Company amended its Certificate of Incorporation to authorize 2,000,000 shares of $.001 par value Preferred Stock and 20,000,000 shares of $.001 par value Common Stock, of which 9,800,000 shares of Common Stock were issued and outstanding after a 98,000-for-1 Common Stock split which the Company declared to be effective immediately prior the public offering (the "Offering") of the Company's Common Stock by Medaphis on May 21, 1997. In addition to the shares sold by Medaphis, the Company issued 200,000 shares of Common Stock to certain members of the Company's management as a divestiture bonus (the "Divestiture Bonus") and sold 1,470,000 shares of Common Stock to the underwriters of the Offering in connection with their exercise of an over-allotment option.


         The accompanying financial statements are presented in a condensed format and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual financial statements. Accordingly, for further information, the reader of this Form 10-Q may wish to refer to the Company's audited financial statements as of and for the year ended December 31, 1996, contained in the Company's Registration Statement on Form S-1, declared effective on May 21, 1997 (file no. 333-23287).


         The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair presentation of interim results. All such adjustments are of a normal and recurring nature.


         Certain prior period amounts have been reclassified to conform with the current period presentation.

                           HEALTHCARE RECOVERIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       CONTINGENCIES

         The Company is engaged in the business of identifying and recovering subrogation and related claims of its clients, many of which arise in the context of personal injury lawsuits. As such, the Company operates in a litigation-intensive environment. The Company has from time to time been, and in the future expects to be, named as a party in litigation incidental to its business operations. To date, the Company has not been involved in any litigation which has had a material adverse effect upon the Company, but there can be no assurance that pending litigation or future litigation will not have a material adverse effect on the Company's business, results of operations or financial condition.

3.       NON-RECURRING COMPENSATION CHARGE

         The accompanying condensed statement of income for the nine months ended September 30, 1997 includes a non-recurring, non-cash compensation charge (not deductible for income tax purposes) of approximately $2.8 million ($.28 per share) related to the Divestiture Bonus.

4.       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         Earnings per common and common equivalent share were computed based on the weighted-average number of common and common equivalent shares outstanding during the periods presented after giving retroactive effect to the 98,000-for-1 common stock split effective immediately prior to the Offering. Earnings per common and common equivalent share do not give retroactive effect to the Divestiture Bonus or stock options to purchase 550,000 shares of Common Stock granted to members of the Company's management and to non-employee directors at the time of the Offering.

5.       FUTURE CHANGES IN ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and will require presentation of both basic and fully diluted earnings per share for both interim and annual periods ending after December 15, 1997. The results for basic and fully diluted earnings per share amounts computed under the provisions of SFAS 128 for the quarters ended September 30, 1997 and 1996, and for the nine months ended September 30, 1996 are the same as earnings per common and common equivalent share as reported in the accompanying statements of income. Basic and fully diluted earnings per share for the nine months ended September 30, 1997 are $0.19 per share and $0.18 per share, respectively.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    OVERVIEW


       Healthcare Recoveries, Inc. (hereinafter referred to as "HRI" or the "Company") provides insurance subrogation and related recovery services to the private healthcare payor industry. HRI services comprise the complete outsourcing of the identification, investigation and recovery of accident-related medical benefits incurred by its clients for which other persons or entities have primary responsibility. The rights of HRI's clients to recover the value of these medical benefits, known generally as subrogation, arise by law or contract and are generally paid from the proceeds of liability or workers' compensation insurance.


         For a typical new client, it takes three to nine months from the contract signing (when the "lives" are "sold") to complete the construction of electronic data interfaces necessary for the Company to begin service. At this point, the new client is considered "installed." During the installation period, the Company must also hire and train qualified staff necessary to provide contracted services. After installation, the client transmits data to HRI from which HRI creates an inventory of backlog (i.e., gross recoveries in process.)


         Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing on behalf of its clients at any point in time. These claims are gross figures, prior to estimates of claim settlement and rejection. Backlog increases when the Company opens new files of potentially recoverable claims and decreases when files of claims are recovered or, after further investigation, determined to be non-recoverable. Recoveries have historically been produced from the backlog in a generally predictable cycle, because any group of potential recoveries that was sufficiently large in number to display statistically significant characteristics and that originated from a defined time period, tended to produce recovery results comparable to those of other groups having similar characteristics. Although some recoveries will be made during the first year of service, the average time to make a recovery is 18 to 24 months, with substantially all recoveries made by the sixth year after installation. Backlog for a client will range in age from newly identified potential recoveries to potential recoveries that are in the late stages of the recovery process. As a result of this cycle, approximately six years from the date of installation, the client's annual amounts of subrogation recoveries as a percent of the client's backlog will be generally constant, except for variations due to the number of installed lives for the client and changes in the costs of medical services.


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


       The Company is paid a contingency fee from the amount of recoveries obtained from backlog on behalf of its clients. The Company's revenues are a function of subrogation recoveries and effective fee rates. Effective fee rates vary depending on the mix between recoveries and client fee schedules. The fee schedules for each client are separately negotiated and are based on the Company's standard fee rates, the services to be provided and anticipated volume of services. The Company grants volume discounts and negotiates a lower fee when it assumes backlog from a client when some of the recovery work has already been completed by the client.


         HRI was incorporated on June 30, 1988 under the laws of Delaware and operated as an independent entity until August 28, 1995, when the Company was acquired by Medaphis Corporation ("Medaphis") in a transaction valued at approximately $79.1 million. Medaphis sold HRI in May 1997 as part of its restructuring plan to divest non-core businesses. In anticipation of the sale of HRI by Medaphis, certain revisions were made by management in the accompanying financial statements for the periods during which the Company was a subsidiary of Medaphis to present the financial position, results of operations and cash flows of the Company as an independent entity. The Company paid certain previously allocated costs directly during 1997. The allocation of these costs prior to 1997 was based principally on specific identification, the ratio of the number of Company employees to total Medaphis employees or the ratio of total Company assets to total Medaphis assets, as appropriate. These costs include executive salaries, employee benefits, insurance, payroll processing and other general and administrative expenses.

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


       The following tables present certain key operating indicators for the Company for the periods indicated:


                            KEY OPERATING INDICATORS
               (IN MILLIONS, EXCEPT FOR PERCENTAGES AND EMPLOYEES)

                                                              THREE MONTHS              NINE MONTHS
                                                                 ENDED                      ENDED
                                                              SEPTEMBER 30,             SEPTEMBER 30,
                                                          -------------------      --------------------
                                                           1997         1996         1997         1996
                                                           ----         ----         ----         ----
Cumulative lives sold, beginning of period .........        34.3         27.5         29.5         24.2
    Lives from existing client growth ..............         0.4          0.5          1.3          0.7
    Lives added from contracts with existing clients         3.1          0.5          5.4          2.0
    Lives added  from contracts with new clients ...         0.0          0.1          1.6          1.7
                                                          ------       ------       ------       ------
Cumulative lives sold, end of period ...............        37.8         28.6         37.8         28.6
                                                          ======       ======       ======       ======

Lives installed ....................................        34.3         27.1         34.3         27.1
Backlog (1) ........................................      $642.2       $526.5       $642.2       $526.5
Subrogation recoveries (2) .........................      $ 37.3       $ 29.4       $105.1       $ 81.5
Throughput (3) .....................................         6.0%         5.7%        17.9%        18.3%
Effective fee rate .................................        27.3%        26.3%        27.0%        27.1%
Subrogation revenues (2) ...........................      $ 10.2       $  7.7       $ 28.4       $ 22.1

Employees:
      Direct operations ............................         362          298          362          298
      Support ......................................          82           67           82           67
                                                          ------       ------       ------       ------
           Total employees .........................         444          365          444          365
                                                          ======       ======       ======       ======

(1) Backlog (i.e., gross recoveries in process) represents the total dollar amount of potentially recoverable claims that the Company is pursuing on behalf of clients at any point in time.

(2) Subrogation recoveries for the three and nine months ended September 30, 1996 exclude approximately $500,000 and $6.8 million, respectively, of recoveries from the silicone breast implant settlement. Subrogation revenues for the three and nine months ended September 30, 1996 exclude $72,000 and $1,042,000, respectively, of other (i.e., non-recurring) revenue in connection with the implant settlement in 1996.


(3) Throughput equals recoveries for the period divided by the average of backlog at the beginning and end of the period.


                              RESULTS OF OPERATIONS


         The following table presents, for the periods indicated, certain items in the statements of operation as a percentage of subrogation revenue:


          STATEMENTS OF INCOME AS A PERCENTAGE OF SUBROGATION REVENUES

                                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                                             SEPTEMBER 30,             SEPTEMBER 30,
                                                           -----------------         -----------------
                                                           1997         1996(1)      1997(2)      1996(1)
                                                           ----         ----         ----         ----
Subrogation revenues ...............................       100.0%       100.0%       100.0%       100.0%
Cost of services ...................................        46.8         50.1         47.3         49.5
Support expenses ...................................        22.9         23.4         23.4         24.5
Depreciation and amortization ......................         3.1          3.1          2.8          2.9
Operating income ...................................        27.2         23.4         26.5         17.9
Income before income taxes .........................        31.2         25.0         29.1         24.6
Net income .........................................        18.1         14.5         16.9         14.3

         (1) Statements of Income for the three and nine months ended September 30, 1996 exclude $72,000 ($42,000 after tax) and $1,042,000 ($605,000 after tax), respectively, of other
                (i.e. non-recurring) revenue from the silicone breast implant settlement.


         (2) Statement of Income for the nine months ended September 30, 1997 exclude the $2.8 million non-cash, non-recurring compensation charge (not deductible for income tax purposes) related to Medaphis' divestiture of HRI.





    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE AND NINE
                         MONTHS ENDED SEPTEMBER 30, 1996


       Revenues. Total revenues increased 30.7% to $10.2 million in the three months ended September 30, 1997 as compared with $ 7.8 million in the three months ended September 30, 1996, and increased 22.9% to $28.4 million in the nine months ended September 30, 1997 as compared with $23.1 million in the comparable period in 1996. In the three and nine months ended September 30, 1996, total revenues include $72,000 and $1,042,000, respectively, of other (i.e. non-recurring) revenue derived from recoveries in the silicone breast implant settlement. Growth in subrogation revenues occurred primarily because of the growth in subrogation recoveries from $29.4 million for the three months ended September 30, 1996 to $37.3 million for the three months ended September 30, 1997, a 26.9% increase, and from $81.5 million for the nine months ended September 30, 1996 to $105.1 million for the comparable period in 1997, a 29.0% increase.


       The increases in total subrogation recoveries was due primarily to growth in backlog (i.e., gross recoveries in process), attributable to an increase in the number of lives installed. Backlog increased 22.0% to $642.2 million at September 30, 1997 from $526.5 million at September 30, 1996. The Company obtained subrogation recoveries at a throughput rate of 6.0% of backlog for the three months ended September 30, 1997 and 5.7% for the same period in 1996.


       Cost of Services. Cost of services for the third quarter of 1997 was $4.8 million, an increase of 23.1% from $3.9 million in the three months ended September 30, 1996, and was $13.4 million for the nine months ended September 30, 1997, an increase of 22.9% from $10.9 million for the comparable period in 1996. The increase in cost of services for the three and nine months ended September 30, 1997 resulted from installing additional lives, which require increased processing activities, and correspondingly led to increased staffing and investigation cost. As a percentage of subrogation revenues (i.e. exclude $72,000 and $1,042,000, respectively, of other (i.e. non-recurring) revenue from the silicone breast implant settlement), cost of services for the three months ended September 30, 1997 was 46.8%, a decrease from 50.1% in the three months ended September 30, 1996, and for the nine months ended September 30, 1997 was 47.3%, a decrease from 49.5% for the comparable period in 1996. The decline in cost of services as a percentage of subrogation revenues for the three and nine months ended September 30, 1997 was a result of productivity improvements.

       Support Expenses. Support expenses increased 29.1%, to $2.3 million, for the three months ended September 30, 1997, from $1.8 million for the comparable period in 1996, and 22.5%, to $6.6 million, for the nine months ended September 30, 1997 from $5.4 million in 1996, due to hiring of additional support staff. Support expenses decreased as a percentage of subrogation revenues (i.e. subrogation revenues for the three and nine months ended September 30, 1996 exclude $72,000 and $1,042,000, respectively, of non-recurring revenue from the silicone breast implant settlement) from 23.4% for the three months ended September 30, 1996 to 22.9% for the three months ended September 30, 1997, and from 24.5% for the nine months ended September 30, 1996 to 23.4% for the comparable period in 1997. The decline in support expenses as a percentage of subrogation revenues resulted from improved economies of scale in the support functions.


       Depreciation and Amortization. Depreciation and amortization expenses from prior periods have been reclassified to conform with the current period presentation. Depreciation and amortization expenses increased 33.8%, to $317,000 for the three months ended September 30, 1997 from $237,000 for the comparable period in 1996 and increased 24.5% to $799,000 for the nine months ended September 30, 1997 from $642,000 in the comparable period in 1996.


       Compensation Charge. In connection with the divestiture of the Company by Medaphis in May 1997, the Company incurred a one-time $2.8 million non-cash compensation charge (not deductible for income tax purposes) from the issuance by the Company of 200,000 shares of common stock to the Company's management as a bonus for the successful completion of the sale of the Company by Medaphis. These shares represent 2% of the 10,000,000 shares of common stock outstanding after the initial public offering that closed on May 28, 1997 and 1.7% of the 11,470,000 shares of common stock outstanding after the sale of 1,470,000 shares issued upon exercise of the underwriters' over-allotment option.

       Interest Income. Interest income totaled $411,000 and $123,000 for the three months ended September 30, 1997 and 1996, respectively, and $740,000 and $347,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase in interest income was a result of interest income earned on $19.2 million of proceeds from the issuance by the Company of 1,470,000 shares of common stock as of June 11, 1997 upon the exercise of the underwriters' over-allotment option.


       Tax. Provision for income taxes were approximately 42% of pre-tax income, excluding the non-cash non-recurring compensation charge, for the three and nine months ended September 30, 1997 and 1996. The effective tax rates exceeded the U.S. statutory tax rate as a consequence of state and local taxes and non-deductible expenses.


       Net Income. Recurring (i.e. adjusted) net income for the three months ended September 30, 1997 increased $0.7 million, or 64.2%, to $1.8 million, or $0.16 per share, from $1.1 million, or $0.11 per share, in the comparable period of 1996 and for the nine months ended September 30, 1997 increased $1.6 million, or 52.0%, to $4.8 million, or $0.45 per share, from $3.2 million, or $0.32 per share, in the comparable period in 1996, excluding non-recurring items. These non-recurring items were the $2.8 million ($.28 per share) non-cash, non-recurring compensation charge in the second quarter of 1997 and $605,000 ($.06 per share, net of tax) of net income from the implant settlement in the second ($563,000) and third ($42,000) quarters of 1996. Net income as reported for the three months ended September 30, 1997 was $1.8 million, or $0.16 per share, compared to net income of $1.2 million, or $0.12 per share, for the same period in 1996. Net Income as reported for the nine months ended September 30, 1997 was $2.0 million, or $0.18 per share, compared to $3.8 million, or $0.38 per share, for the nine months ended September 30, 1996.

                         LIQUIDITY AND CAPITAL RESOURCES


         The Company's statements of cash flows for the nine months ended September 30,1997 and 1996 are summarized below:



                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                      -------------------------
                                                                      1997                 1996
                                                                      ----                 ----
                                                                            (IN THOUSANDS)
Net cash provided by operations .................................    $  6,929            $ 5,639
Net cash used in investing activities ...........................      (1,442)            (1,166)
Net cash provided by (used in) financing activities .............      16,945             (1,894)
                                                                     --------            -------
Net increase in cash and cash equivalents .......................    $ 22,432            $ 2,579
                                                                     ========            =======

         The Company had working capital of $21.6 million at September 30, 1997, including cash and cash equivalents of $22.5 million, compared with working capital of $1.7 million at December 31, 1996 when the Company was a wholly-owned subsidiary of Medaphis. The increase is primarily attributable to the $19.2 million of proceeds received in connection with the exercise of the underwriters' over-allotment option.


         Net cash provided by operations increased $1.3 million for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996, primarily as a result of timing of recurring cash receipts, disbursements related to accrued expenses and subrogation recoveries.


         Net cash used in investing activities primarily reflects the Company's capital expenditures for ongoing facility expansion and system enhancements, including computer hardware, to meet the requirements of the Company's growing revenue base.


         The Company anticipates that capital expenditures for the year ending December 31, 1997 will be approximately $3.5 million for facility expansion, computer hardware and the planned upgrade of the subrogation system. Over the next 18 to 24 months, the Company anticipates total expenditures for such upgrade of approximately $3.3 million, of which $3.0 million to be spent on hardware and third-party software will be capitalized.

         Net cash provided by financing activities for the nine months ended September 30, 1997 reflects $19.2 million in cash proceeds received in connection with the exercise of the underwriters' over-allotment option. Net cash used in financing activities for the nine months ended September 30, 1997 and September 30, 1996 reflected the Company's ongoing distributions to Medaphis prior to the sale of the Company by Medaphis.


         In May 1997, the Company executed a $10.0 million unsecured revolving Line of Credit ("Line of Credit") for working capital purposes with National City Bank of Kentucky (the "Bank"). The interest rate on outstanding indebtedness, at the Company's option, will be either (i) the greater of the Bank's prime rate or the effective Federal Funds rate plus 0.5% or (ii) LIBOR plus 2.25%. The maturity date for all outstanding indebtedness under the Line of Credit will be May 22, 1999. The agreement contains customary covenants, including covenants to maintain certain minimum interest coverage and leverage ratios and a minimum level of net worth. As of September 30, 1997, the Company was in compliance with the covenants and there were no outstanding draws on the Line of Credit.


         By contract, with respect to its standard recovery services, the Company disburses recoveries to its clients on or before the 15th day of the month following the month in which recoveries are made. At September 30, 1997 and December 31, 1996, the Company reported on its balance sheet, as a current asset, restricted cash of $13.9 million and $18.8 million respectively, representing subrogation recoveries effected by HRI for its clients, except that restricted cash at December 31, 1996 also included $6.4 million in recoveries from the silicone breast implant settlement received in November and December 1996. At September 30, 1997 and December 31, 1996, HRI reported on its balance sheet, as a current liability, funds due clients of $11.4 million and $15.0 million, respectively, representing recoveries to be distributed to clients, net of the fee earned on such recoveries.

         The Company believes that its available cash resources, together with the borrowings available under the Line of Credit, will be sufficient to meet its current operating requirements and internal development initiatives.


                             NEW ACCOUNTING STANDARD


         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and will require presentation of both basic and fully diluted earnings per share for both interim and annual periods ending after December 15, 1997. The results for basic and fully diluted earnings per share amounts computed under the provisions of SFAS 128 for the quarters ended September 30, 1997 and 1996 and for the nine months ended September 30, 1996 are the same as earnings per common and common equivalent share as reported in the accompanying statements of income. Basic and fully diluted earnings per share for the nine months ended September 30, 1997 are $0.19 per share and $0.18 per share, respectively


         In September 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The provisions of SFAS No. 130 will be effective for fiscal years beginning after December 15, 1997.


                                EXTERNAL FACTORS


         The business of recovering subrogation and related claims for healthcare payors is subject to a wide variety of external factors, including factors that would materially change the healthcare payment, fault-based liability, or workers' compensation systems. Because the Company's profitability depends to a large extent upon obtaining and using client claims data, and the availability of property and casualty and workers' compensation coverage as sources of recovery, changes in laws that would limit or bar either the access to or use of claims data or the ability of healthcare payors to recover subrogation and related claims represent an ongoing risk to the Company.


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


                           FORWARD-LOOKING STATEMENTS


         The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Statements in this document that look forward in time involve risks and uncertainties including: (1) the ability of HRI to successfully implement its operating strategy and acquisition strategy, (2) HRI's ability to manage growth, (3) changes in laws and government regulations applicable to HRI, (4) adverse developments in cases that challenge the business practices of HRI or its clients, and (5) changes in the historical relationships among such key operating indicators as lives sold, lives installed, backlog and throughput and in the predictive value of these indicators with respect to certain aspects of HRI's financial results.

PART II: OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1 Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K


                  The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    Healthcare Recoveries, Inc.





Date: November 13, 1997             /s/  Patrick B. McGinnis
                                    -----------------------------------------
                                    Patrick B. McGinnis
                                    Chairman, President and
                                    Chief Executive Officer





Date: November 13, 1997             /s/  Douglas R. Sharps
                                    -----------------------------------------
                                    Douglas R. Sharps
                                    Executive Vice President-Finance and
                                    Administration, and
                                    (Principal Financial and Chief Accounting
                                    Officer)