Form 10-K405
period 1997-12-31
HEALTHCARE RECOVERIES INC
filed 1998-03-31
CIK 858629

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 1998
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-22585

                          HEALTHCARE RECOVERIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                        61-1141758
        (State or Other Jurisdiction of                         (I.R.S. Employer
        Incorporation or Organization)                         Identification No.)
             1400 WATTERSON TOWER
             LOUISVILLE, KENTUCKY                                     40218
   (Address of principal executive Offices)                        (Zip Code)

                                 (502) 454-1340
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act

                                                     NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                        ON WHICH REGISTERED
           -------------------                       ---------------------

           Securities registered pursuant to Section 12(g) of the Act

                    Common Stock, par value $.001 per share
                                 TITLE OF CLASS

     Indicate by check mark whether the registrant(1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this 10-K. [X]

     As of March 25, 1997, 11,470,000 shares of the registrant's common stock, par value $0.001 per share (the "Common Stock") were outstanding. The aggregate market value of registrant's Common Stock held by non-affiliates of the registrant as of March 25, 1998 was approximately $235,261,250 (based on the last sale price of a share of common stock as of March 25, 1998 ($20.88)), as reported by The Nasdaq National Market.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 1998 are incorporated herein by reference in Part III.

================================================================================

                               TABLE OF CONTENTS

ITEM:                                                                 PAGE
-----                                                                 ----
                                  PART I
    1.  Business....................................................    1
    2.  Properties..................................................    8
    3.  Legal Proceedings...........................................    9
    4.  Submission of Matters to a Vote of Security Holders.........    9
        Supplementary Item. Certain Risk Factors....................    9
                                 PART II
    5.  Market for the Registrant's Common Equity and Related
        Stockholder Matters.........................................   10
    6.  Selected Financial Data.....................................   11
    7.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................   12
    8.  Financial Statements and Supplementary Data.................   17
    9.  Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure....................................   33
                                 PART III
   10.  Directors and Executive Officers of the Registrant..........   33
   11.  Executive Compensation......................................   33
   12.  Security Ownership of Certain Beneficial Owners and
        Management..................................................   33
   13.  Certain Relationships and Related Transactions..............   33
                                 PART IV
   14.  Exhibits, Financial Statement Schedules and Reports on Form
        8-K.........................................................   33

     THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY HEALTHCARE RECOVERIES, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, IN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HEALTHCARE RECOVERIES, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-K, AND ARE HEREBY INCORPORATED BY REFERENCE HEREIN. HEALTHCARE RECOVERIES, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Healthcare Recoveries, Inc. (the "Company" or "HRI"), a Delaware corporation, believes that it is the leading independent provider of health insurance subrogation and related recovery services for private healthcare payors in the United States, based on the Company's experience and assessment of its market. HRI recovers the value of accident-related healthcare benefits provided by its clients to insureds when third-parties are primarily responsible for providing such healthcare benefits. The Company offers its services on a nationwide basis to health maintenance organizations, indemnity health insurers, self-funded employee health plans, companies that provide claims administration services to self-funded plans (referred to as "third-party administrators"), Blue Cross and Blue Shield organizations and provider organized health plans. Current clients include United HealthCare Corporation, Blue Shield of California, Healthsource, Inc., Humana Inc., Kaiser Foundation Health Plan (Northern California Region), Sears Roebuck & Co. and The Prudential Insurance Company of America. The Company had 38.5 million lives under contract from its clientele at December 31, 1997, a 31% increase from December 31, 1996.

ORGANIZATIONAL STRUCTURE

     HRI was incorporated on June 30, 1988 under the laws of the State of Delaware. The Company was co-founded by its present Chief Executive Officer and was initially funded by two venture capital investors. The Company operated as an independent entity until August 28, 1995, when Medaphis Corporation ("Medaphis"), a Delaware corporation, acquired the Company for approximately $79.1 million in a stock-for-stock exchange accounted for as a pooling of interests. The Company was sold by Medaphis in an initial public offering in May 1997. The Company is now publicly held and is traded in The Nasdaq National Market under the symbol "HCRI".

STRATEGY

     HRI intends to pursue a two-fold growth strategy. First, with respect to its existing subrogation recovery business, HRI will focus on [1] servicing its existing client base, [2] selling and installing additional lives covered by existing clients but which HRI does not yet service, and [3] selling and installing new clients. HRI will also explore opportunities to acquire competitors and to expand its client base to include public sector healthcare payors.

     Under the second aspect of its growth strategy, HRI intends to extend its business model and capabilities, through external and internal development, to other service industries. The defining characteristics of that business model are [a] the ability to automate clerical and administrative tasks, using sophisticated and proprietary computer applications; and [b] the ability to standardize and scale work in a service company, outsourcing environment, using process management and classical work measurement techniques. Using this model, HRI believes that it can dramatically increase the productivity of the skilled workers who will make up its labor force, and successfully implement pricing strategies that will reward HRI for those productivity gains.

     Although HRI does not, presently engage in any line of business other than subrogation recovery, it believes that future development opportunities are likely to be characterized by outsourcing services that produce predictable and recurring revenue streams; competitive advantages from processes, automation and the provision of knowledge-rich services; development-stage niche markets; value-based pricing; and a focus (non-exclusive) on healthcare information services.

INDUSTRY

     Outsourcing. The outsourcing of non-core specialized business functions has been increasing in recent years. Outsourcing enables a client to concentrate its resources on its core business. Because of expertise and economies of scale, companies that provide specialized services are often able to deliver the requisite service at lower cost and of similar or higher quality than could be achieved by their clients.

     Since the late 1980s, healthcare payors have experienced increasing (i) price competition, (ii) regulatory complexity and related administrative burdens, (iii) costs of healthcare claims, and (iv) average age of the insured population. These factors, which result primarily from the rapid growth of managed care, improvements in medical technology, consumer-oriented political pressure and an aging U.S. population, tend to result in healthcare payors concentrating their resources on their core business and thus provide on-going opportunities for enterprises like the Company to perform non-core business functions on behalf of healthcare payors.

     The recovery process is complex and although many healthcare payors operate recovery departments, HRI believes that these departments are not generally as effective per insured life as the Company's. HRI believes that (i) the relatively small size of recoverable funds as a percentage of claims paid, (ii) the need for healthcare payors to focus on core competencies and (iii) the complexity of the recovery process and economies of scale will continue to provide opportunities for continued growth for the Company.

     Recovery Rights of Healthcare Payors. By contract and state law, healthcare payors are generally entitled to certain rights with respect to paid healthcare claims that may be the primary obligation of other insurance carriers. For example, the hospitalization and related health expenses of a person injured in an automobile accident may be paid by an HMO to which the injured person belongs. However, the responsible party is generally liable to the injured person for the damages arising from the injury, which damages include lost wages, property loss, pain and suffering and medical benefits. The responsible party usually has a liability insurance policy that will pay covered damages, including medical benefits, upon the acceptance of the injured party's claim. The healthcare payor actually providing or paying for the medical benefits conferred on the injured party (in this example an HMO) may have a variety of rights through which it is entitled to recover the value of such medical benefits from the responsible party and the responsible party's liability insurer.

     These recovery rights include:

        (i) the right of subrogation, which allows the healthcare payor to recover accident-related medical claims directly from the responsible party or the responsible party's insurance carrier;

        (ii) the right of reimbursement, which allows the healthcare payor to recover from the injured party any payment received from the responsible party or the responsible party's insurance carrier relating to this injury;

        (iii) the right of reimbursement for medical benefits provided for work-related injuries, which are typically excluded from the healthcare insurer's coverage; and

        (iv) other recovery rights against automobile insurers and other liability insurers arising from coordination of benefits provisions in property and casualty insurance coverages.

     Based on information contained in the Statistical Abstract of the United States 1996, the Company calculates that in 1994 there were approximately 150 million persons covered by private health insurance under insurance policies or similar agreements in states that allow healthcare payors to exercise subrogation and related recovery rights and estimates that these 150 million insured persons suffered between 20 to 24 million injuries in 1994. Based on its experience with accident-related claims, HRI estimates that these injuries gave rise to approximately $19 to $23 billion in medical benefits and that approximately $1.0 to $1.4 billion of the total medical benefits resulting from injuries and paid by healthcare payors in 1994 were potentially recoverable through subrogation.

     The industry conditions described above have contributed to the growing need for a cost-effective provider for subrogation services. HRI believes that it is the leading independent provider of subrogation and related recovery services for private healthcare payors in the United States, and that its success is a result of the implementation of its recovery process, its employees, its client base, its approach to sales and marketing, and its proprietary information management system, all described below.

THE RECOVERY PROCESS

     HRI uses proprietary software and various business processes to identify those claims that exceed a client-specific threshold dollar amount and as to which its clients may have a recovery right for the medical benefits provided to an insured. Following the identification and investigation of those claims, HRI proceeds to recover from the financially responsible party the value of those covered medical benefits provided to the insured. HRI has automated this complex processing of all raw electronic data and the electronic guidance, follow-up and generation of correspondence. The use of an automated process enables its specially trained personnel to focus more intently on matters requiring their professional judgement and expertise and increases productivity. This also allows the Company to pursue claims that would otherwise be deemed too small to pursue economically. HRI believes that its ability to effectively recover a broader range of claim sizes is an important competitive advantage. In addition to automating the recovery process, HRI's existing information management system (the "SubroSystem"), generates significant operations and management information, which enables the Company to employ production and quality standards in the context of providing specialized services.

     In order to obtain recoveries, HRI has to establish whether or not the healthcare payor has a right to recover from another person or entity, determine which medical claims exceed the predetermined dollar threshold resulting from accidents and take the actions needed to effect recovery. These tasks require knowledge of the property and casualty insurance process, knowledge of healthcare payment systems, knowledge of the law of torts, subrogation and related legal doctrines, a skilled labor force, adequate information databases and information systems, investigative and negotiating skills, and careful workflow engineering.

     HRI has refined the recovery process to four major, interrelated steps: (a) automated identification of accident related claims provided electronically by its clients, (b) investigation of potentially recoverable claims, (c) assertion and management of potentially recoverable claims and (d) negotiation and settlement of claims.

     Automated Identification of Accident Related Claims. The automated selection, analysis and processing of raw claims data are handled primarily through HRI's proprietary software, the "SubroSystem." Information regarding diagnoses, the costs of treatment, insured demographics (names, addresses and telephone numbers, etc.) and related claims matters are provided to HRI electronically. The primary vehicle for the identification of injured insureds is an automated analysis of the clients' claims data. The SubroSystem includes several direct connections to HRI's clients' claims information systems, subject to various security controls to limit access. HRI's trained staff, using the SubroSystem's diagnostic tools, identifies, sorts, vets and organizes raw claims data into usable form, essentially engaging in "data mining". This system identifies accident-related claims and, using client-specific protocols, opens an on-line, electronic file for such claims. After files are opened, the SubroSystem automatically tracks the medical expenses on files, so that files are updated as insureds undergo additional treatments related to their injuries. Since its inception, HRI has automatically opened over 10.5 million of such on-line files.

     Investigation of Potentially Recoverable Claims. When a file of claims reaches a value determined by HRI, the SubroSystem automatically generates a series of inquiry letters, the forms of which have been approved in advance by HRI's clients, that are sent to injured persons. HRI's well trained and courteous customer service representatives receive in-coming phone calls from injured insureds who typically call in response to HRI's system-generated inquiry letters. HRI also initiates phone calls if the insured has not responded to the inquiry letters in a reasonable period of time. Based on the Company's historical experience, approximately 92% of the injured insureds ultimately respond to HRI's inquiries. The customer service representatives ask a series of questions that enable them to determine whether a claim is recoverable, based on carefully selected investigation criteria and training. Based on the Company's historical experience, approximately 19% of the claims investigated by customer service representatives are classified as recoverable. Once a claim or set of related claims in a file is identified as recoverable, the system updates the backlog and assigns the file to the appropriate examiner who begins the assertion and management of recoverable claims.

Since its inception, HRI has investigated over 2.5 million accidents. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Overview."

     Assertion and Management of Potentially Recoverable Claims. Once a file of claims is classified as recoverable, HRI staff examiners, who are required to undergo extensive training, proceed to assert the recovery rights of HRI's clients and track the claims' history and development. The Company requires that all of its examiners within one year of employment either are licensed as insurance adjusters or meet comparable accreditation standards in states where licensure is not available. Examiners contact all necessary parties to inform them of the existence and value of the recovery claim; these parties generally include the liability insurer for a responsible party, the insured and, if any, the insured's attorney in conjunction with the injury. Examiners maintain contact with the injured party and responsible party (or insurance carrier) until the matter is settled, which may not occur until several years after the date of the injury. During this phase of the recovery process, approximately 20% of the amounts initially entered into backlog as recoverable are ultimately rejected, in which case further activity is terminated and backlog is reduced.

     All of the workflow performed by examiners is directed and guided step-by-step by the SubroSystem. The SubroSystem creates a paperless, inter-connected record of correspondence and notes taken by the examiner with respect to the on-line file. Examiners annotate the files on-line, as necessary, to document progress, developments and status and otherwise maintain the history of each claim. The SubroSystem provides HRI's examiners access to a library of more than 100 standardized correspondence packets and generates them automatically at the request of the examiner.

     Negotiation and Settlement of Claims. The recovery process culminates in the negotiation and settlement of claim files. Within the settlement guidelines established by each client and HRI's standard operating procedures, examiners close recoverable files and remove them from backlog by making recoveries or by rejecting files and terminating recovery efforts. Once a settlement is made and recorded on the SubroSystem, cash receipts are anticipated and monitored by the responsible examiner. Cash receipts are checked against settlement screens and posted to the credit of the appropriate client.

     Claims remain the property of HRI's clients and litigation is commenced solely at their written direction; similarly, clients may terminate litigation or other recovery efforts at any time for any reason. Few files require extensive attorney involvement. HRI generally bears the cost of legal services as part of the normal services to its clients. HRI has established what it believes are cost-effective relationships with providers of legal services, including its relationship with Sharps & Associates, PSC, a law firm solely owned by Douglas R. Sharps, HRI's Executive Vice President -- Finance and Administration, Chief Financial Officer and Secretary. This law firm employs thirteen attorneys and five paralegals at its offices in Louisville, Kentucky; Oakland, California; Chicago, Illinois; and Dallas, Texas. However, Mr. Sharps receives no personal benefit from his ownership of the firm. See Note 6 to the Company's Financial Statements.

     Although some recoveries will be made during the first year of service, the average time to make a recovery is 18 to 24 months, with substantially all recoveries made by the sixth year. The timing of recoveries is driven by the payment cycle of property and casualty claims (which is the source of recoveries made by the Company) and circumstances specific to each claim (e.g., identification of responsible party, responsiveness of responsible party, cooperation of parties involved, factual complexity and litigation). The amount of subrogation recoveries made by the Company on behalf of a client is generally less than the amount of backlog on behalf of such client for a number of reasons, including (i) the inadequacy of insurance coverage or other available source of funds to pay the claim, (ii) the absence of third-party liability or
(iii) the settlement of the claim for less than full value in accordance with HRI's established policies.

     Historically, approximately 60% of HRI's recoveries on behalf of clients involves automobile liability insurance, 20% involves premises liability insurance, 10% involves workers' compensation insurance and 10% involves product liability or other insurance.

MARKETING, SALES AND CLIENT SERVICE

     HRI primarily markets to and contracts with healthcare payors, including HMOs, other types of managed healthcare plans, indemnity health insurers, self-funded employee health plans, insured healthcare plans, third-party administrators, Blue Cross and Blue Shield organizations and provider organized health plans. HRI employs a staff of sales managers, a marketing manager and client services managers. Sales are made directly through contacts with prospective clients, trade show presentations and employer seminars. Additional business is also generated from existing clients, who have expanded their business by growth or acquisitions or who have business segments not already under contract with HRI.

     Due to the nature of the business, the sales process is lengthy and involves demonstrating to prospective clients that HRI's economies of scale, proprietary processes and value-added services allow (i) HRI to generate and return to the clients a greater dollar amount of recoveries than the clients' in-house recovery department and (ii) the client to focus greater resources on core business functions. Frequently, new customer relationships are established through pilot programs, which have typically lasted 12 to 18 months.

     Complementing the technical aspects of the recovery process, the client support function is primarily responsible for communications with clients and problem resolution. To facilitate strong working relationships, individual members of the client services staff are assigned to specific clients. HRI believes that its investment in resources to resolve a wide variety of business issues with clients is an important factor in obtaining customers and maintaining good business relationships. During the last three years, HRI has lost only five clients, representing in the aggregate fewer than 261,000 lives. Only one of these clients was lost to an independent provider of recovery services.

CLIENT BASE

     The Company provides services to healthcare plans that as of December 31, 1997 covered approximately 38.5 million lives. HRI's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations.

     Major commercial health plan clients include the following organizations or selected plans sponsored by or affiliated with the following:

Blue Shield of California       Principal Mutual Life Insurance Company
FIRST HEALTH                    Principal Health Care, Inc.
Healthsource, Inc.              The Prudential Insurance Company of America
Humana Inc.                     NYLCare
Kaiser Foundation Health Plan   United HealthCare Corporation
  (Northern California Region)

     Major self-insured clients include:

Bell Atlantic Corporation       NYNEX Corp.
Electronic Data Systems         Sears Roebuck & Co.
  Corporation

     HRI's largest clients are United HealthCare Corporation, Kaiser Foundation Health Plan (Northern California Region), and Humana Inc., which generated, respectively, 31%, 9% and 9%, and 25%, 12% and 9%, of HRI's revenues in 1997 and 1996. The loss of one or more of these accounts could have a material adverse effect on HRI's business, results of operations and financial condition. However, HRI's contracts provide that in the event of termination, HRI is generally entitled to complete the recovery process on the existing backlog for that client. On December 31, 1997, HRI had backlog of $668 million.

     HRI's revenues are earned under written contracts with its clients that provide for contingency fees from recoveries under a variety of pricing regimes. The pricing arrangements offered by HRI to its clients include a fixed fee percentage, a fee percentage that declines as the number of lives covered by the client and subject to HRI's service increases and a fee percentage that varies with HRI's recovery performance.

     HRI performs its services on a reasonable effort basis and does not obligate itself to deliver any specific result. These contracts are generally terminable on 60 to 180 days' notice by either party, although in a few cases the contracts extend over a period of years. Pursuant to the terms of its client contracts, HRI is generally entitled to continue to make recoveries for the client and earn its fees on the backlog at the time of termination.

COMPETITION

     HRI competes primarily with the internal recovery departments of potential customers and other subrogation recovery service vendors. To the Company's knowledge, there are three smaller, but significant, independent providers of subrogation recovery services in addition to HRI. All three independent competitors preceded HRI's entry into the recovery industry, and no major competitors have entered the market since that time. HRI believes that it has competitive advantages in the bulk of its market, including process expertise, capital requirements necessitated by the unusually long revenue cycle in the recovery industry, a qualified and productive employee base possessing appropriate industry expertise, and an information processing system designed to aid investigators and examiners engaged in the recovery process. However, there are participants in the healthcare, insurance and transaction processing industries that possess sufficient capital, and managerial and technical expertise to develop competitive services.

EMPLOYEES

     HRI employs, and facilitates the development of, skilled knowledge-workers. HRI maintains an extensive, in-house training program, which it believes is attractive to employees and essential to develop the necessary industry specific skills. All HRI employees participate in one of four incentive compensation plans, depending upon the responsibilities of each employee. HRI employed approximately 483 persons as of December 31, 1997.

     HRI requires all employees to enter into confidentiality and trade secret agreements, which generally prohibit them from divulging confidential information and trade secrets after they terminate employment. Employees are also required to enter into noncompetition agreements preventing them from working for a competitor during the first year after they terminate employment. In addition, customers agree not to employ HRI staff during the client's contract term plus a specified period.

     HRI's employees are not represented by a union. HRI believes its relations with its employees are good.

THE SUBROSYSTEM AND PLATFORM

     General. HRI's SubroSystem consists of proprietary software programs that function as an automated data and process management system. HRI holds a copyright registration from the United States Copyright Office on the software.

     The SubroSystem is a character-based application that was originally run on Intel-based personal computers in an MS-DOS operating environment. The personal computers were arranged in local area networks ("LANs"), representing logical units of work; typically one LAN serviced one to four clients and up to 25 HRI employees.

     System Upgrade. Although the SubroSystem, a key feature of HRI's recovery process, historically served the Company's operational and management information needs, HRI developed a 3-step plan (the "System Upgrade") under which it would, over a 24-month to 36-month period, (i) migrate the SubroSystem from an MS-DOS based environment to a Windows NT operating environment, (ii) adopt a new database system, and (iii) adopt an object-oriented programming language, such as C++. The System Upgrade includes a detailed process for the comprehensive testing of all key elements prior to implementation of each step.

     At the end of January 1998, HRI successfully migrated the SubroSystem to a Windows NT environment, the first step of the System Upgrade. In the course of migration, the Company encountered technical difficulties generally of the type and number management believes are common with conversions of similar size and scope. Following migration, HRI continued to maintain an inventory of platform components for redundancy, to store on-line data on redundant devices, and, on a daily basis, to copy all on-line storage systems to magnetic tapes, which are then removed to a security vault off-site. Development and maintenance of the SubroSystem is handled by HRI's systems department.

     The Company expects that it will complete the next two steps of the Systems Upgrade over the next 24 months. The Company further expects that it will spend approximately $4.4 million on the System Upgrade, of which $4.0 million spent on hardware and third-party software will be capitalized. It is HRI's policy to expense software development costs as incurred.

     Quality and Management Controls. The SubroSystem controls, measures and reports on the recovery process. From data recorded on the SubroSystem, a series of financial reports are generated for clients that allow them to monitor HRI's success in making recoveries and building backlog on their behalf. The same data are used to produce a wide array of accounting and management information used by HRI to operate its business. HRI employs a variety of quality control techniques to insure consistently high quality service.

LEGAL AND REGULATORY ENVIRONMENT

     The healthcare industry is subject to numerous regulations, which may adversely affect HRI's business. In addition to laws and regulation affecting healthcare and insurance, changes in federal fair debt collection regulations also may adversely affect HRI's business.

     General. From time to time, legislation is introduced in Congress and in various state legislatures which would materially affect the Company's business. The most significant legislation, laws and regulations, for clarity, may be grouped in three categories: (1) legislation that would substantially limit the ability of healthcare insurers to recover from third-parties accident-related medical benefits incurred by injured insureds ("Health Insurance Primacy Laws"),
(2) legislation that would substantially limit the Company's ability to receive and utilize individual claim information from healthcare insurers ("Confidentiality Laws") and (3) other federal and state laws. The following identify specific risks in those three categories:

  Health Insurance Primacy Laws:

     Auto Choice Reform Act of 1997. On April 22, 1997, Senators McConnell, Grams, Moynihan Lieberman and Gorton introduced the Auto Choice Reform Act of 1997. Under this Act, in those states not opting out of its provisions, individual drivers may choose to be covered by an auto insurance system in which healthcare insurers, with some exceptions, would be made primarily responsible for healthcare costs incurred by those injured in automobile accidents. Consequently, even if the insured's injuries were caused by the negligence of another driver, the healthcare insurer would have no rights of recovery against the negligent party or that party's liability insurer. Revenue generated from recoveries against automobile liability insurers represented approximately 60% of the Company's 1997 revenues. Similar legislation was introduced, but not enacted in the previous session of Congress. On June 24, 1997, similar legislation was introduced in the House of Representatives by Representatives Armey, Moran, Saxton, Cox and McIntosh. Should this or similar legislation be enacted, it would have a material adverse effect on the Company's business, results of operations and financial condition.

     The proposed legislation asserts that (i) the costs of operating a motor vehicle are excessive due to legal and administrative costs associated with the processing of claims under the fault-based liability system and (ii) the costly fault-based liability insurance system often fails to provide compensation commensurate with loss and takes too long to pay benefits. Even if the Auto Choice Reform Act is ultimately abandoned, these policy reasons may result in future legislation designed to significantly alter the fault-based liability system used in most states, eliminate recovery rights of healthcare insurers and adversely affect the Company's business.

     Clinton Administration Healthcare Proposals. In 1993, as part of its healthcare reform proposals, the Clinton Administration proposed to require in effect that an injured insured's healthcare insurance provider be primarily liable for the insured's healthcare costs, for both injuries caused by a third-party and work related injuries. Although these proposals were never enacted into law, had they or similar rules been enacted into law, the Company's services would have been rendered largely unnecessary and the Company's business, results of operations and financial condition would have been materially adversely affected. Although the Clinton Administration has abandoned its healthcare reform proposal, there can be no guarantee that a future administration or Congress will not propose or enact such a provision or other regulatory scheme that would diminish or eliminate the value of the Company's service.

     Certain No Fault Insurance Systems. Certain states have adopted versions of automobile "no fault" insurance systems in which the injured party's health insurance carrier or provider is primarily responsible for healthcare related expenses (and not the responsible party and his or her insurer or the injured insured's automobile liability insurer). In 1996, California voters rejected a no-fault automobile insurance measure, Proposition 200, which would have required drivers with bodily injuries to be compensated by their healthcare insurers. Although Proposition 200 was rejected by the voters, there can be no assurance that similar measures will not again be presented in a ballot initiative or as legislation in the future. Growth in the number of states adopting similar systems could significantly reduce the amounts otherwise recoverable by the Company in connection with automobile injuries in such states.

  Confidentiality Laws:

     Confidentiality Provisions of the Health Insurance Portability and Accountability Act of 1996. Section 262 of the Health Insurance Portability and Accountability Act of 1996 (42 U.S.C. sec. 1177) prohibits any person from knowingly obtaining or disclosing individually identifiable health information relating to an individual in violation of the standards relating to the electronic transmission of healthcare information established by the Secretary of the Department of Health and Human Services. In September 1997, the Secretary submitted recommendations to Congress to implement these standards. If Congress does not enact health information privacy legislation by August 1999, the Secretary will be required to issue regulations on the subject. The Secretary's recommendations set forth general principles, but do not propose specific legislation. Several bills pertaining to privacy of individually identifiable health information have been introduced in this Congress. The provisions of future legislation or regulations could impair or prevent the acquisition and use by the Company of claims and insurance information necessary to process recovery claims on behalf of its clients. In addition to federal law, state laws and regulations governing privacy of insurance records and related matters may significantly affect the Company's business. State efforts to restrict the use of such records, which clients currently provide to the Company, could impair the Company's business, results of operations and financial condition.

  Other Federal and State Laws:

     Changes in the regulation of insurance and debt collection could also affect the Company's business. Similarly, changes in law that would bar healthcare subrogation or impair an injured party's ability to collect insured damages (that is, an injured person would be prevented from recovering from the wrongdoer damages for accident-related medical benefits covered by health insurance) could similarly adversely affect the Company's business. Existing debt collection laws also may be amended or interpreted in a manner that could adversely affect the Company's business. Additionally, although the Company does not believe that it engages in the unauthorized practice of law, changes in the law or a judicial or administrative decision defining some of the Company's activities as the practice of law, could have a material adverse effect on the Company's business.

     Certain Legal Doctrines. With respect to recoverable claims, the rights of subrogation and reimbursement may be limited in some cases by (i) the "made whole doctrine," which may limit the healthcare provider's ability to recover when the settlement damage award received by the injured party is inadequate to cover the injured party's damages and (ii) the "common fund doctrine," which permits plaintiff's attorneys to determine their compensation based on the entire amounts covered by a damage award and may, in some cases, proportionally diminish the amount recoverable by HRI on behalf of the healthcare payor out of that damage award. The "made whole doctrine" and the "common fund doctrine" are long-standing legal doctrines.

ITEM 2.  PROPERTIES

     HRI leases approximately 70,350 square feet of space for its executive offices and main operations in Louisville, Kentucky, under a lease agreement with a five-year term expiring in 2002. At its regional operating office in Pittsburgh, Pennsylvania, HRI leases approximately 9,800 square feet, under a lease agreement with a five-year term expiring in 2001. At its Minneapolis, Minnesota location, HRI leases approximately 566 square feet, under a one-year lease subject to annual renewals until 2001. HRI believes that these facilities are suitable and adequate for HRI's business. HRI has historically been able to locate new space as its capacity increased and believes that the availability of space will not have a material effect on its business in the future.

ITEM 3.  LEGAL PROCEEDINGS

     On March 15, 1994, a class action complaint was filed against HRI in the United States District Court for the Northern District of West Virginia, Michael
L. DeGarmo, et al. v. Healthcare Recoveries, Inc. The plaintiffs assert that HRI's subrogation recovery efforts on behalf of its clients violate a number of state and federal laws, including the Fair Debt Collection Practices Act and the Racketeer Influenced and Corrupt Organization Act (RICO). The complaint also seeks judgment, under the federal Declaratory Judgment Act, that HRI as the subrogation agent for various healthcare payors be limited, in recovering from persons who caused accidents or from the healthcare payors' injured insureds, to the actual costs of the medical treatment provided to such injured insureds by such healthcare payors, notwithstanding provisions in the applicable healthcare policies or agreements, which generally allow recovery by the healthcare payors of the "reasonable value" of such treatments. The complaint alleges that HRI made fraudulent representations to recover sums in excess of those actually expended by the applicable healthcare payor to pay for medical treatment. Plaintiffs, and the punitive class, demand compensatory damages, treble damages under RICO, costs and reasonable attorneys' fees. HRI believes that this case does not satisfy requirements for a class action because the plaintiffs are not adequate representatives of the putative class and potential claims by class members lack the commonality required for class actions due to the number of states whose laws apply to the subrogation provisions of applicable healthcare policies and agreements and the varying language of such subrogation provisions. The DeGarmo case is in discovery, and no class of plaintiffs has been certified.

     This lawsuit, if successful, could prevent the Company from recovering the "reasonable value" of medical treatment under discounted fee for service ("DFS"), capitation and other payment arrangements. By the end of 1993, at the direction of certain clients, HRI had ceased the practice of recovering on their behalf the "reasonable value" of medical treatment provided by medical providers under DFS arrangements with those clients. It is the Company's current policy not to recover the "reasonable value" of medical treatment in DFS arrangements. However, HRI historically and currently recovers the "reasonable value" of medical treatment provided under capitation arrangements and other payment arrangements with medical providers on behalf of those clients that compensate medical providers under these payment mechanisms, to the extent that these benefits are related to treatment of the injuries as to which clients have recovery rights. The Company believes that its clients' contracts, including the contracts that provide for recovery under DFS, capitation and other payment arrangements are enforceable under the laws of the states potentially applicable in this case and that, as a result, this litigation will not have a material adverse effect upon its business, results of operation or financial condition. Nevertheless, if this lawsuit or another lawsuit seeking relief under similar theories were to be successful, it could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a special stockholder's meeting on December 8, 1997 to vote upon a proposal to adopt and approve the Healthcare Recoveries, Inc. 1997 Stock Option Plan for Eligible Participants (the "Plan"). The Plan was adopted and approved at the meeting by 9,455,348 votes being cast for the Plan, 2,013,692 votes being cast against or withheld and 960 abstentions and broker non-votes. The Plan provides for the granting of stock options to certain eligible consultants, officers and employees, and consultants, officers and employees of companies acquired by the Company.

SUPPLEMENTARY ITEM. CERTAIN RISK FACTORS

     See "Healthcare Recoveries, Inc. Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement For Forward-Looking Statements," included as Exhibit 99.1 to this Form 10-K and incorporated herein by reference.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on The Nasdaq National Market under the symbol "HCRI". The prices shown below represent prices between dealers, do not indicate retail mark-ups, markdowns or commissions, and do not necessarily represent actual transactions. Set forth below are the high and low closing prices for the Common Stock by quarter for 1997, as reflected in The Nasdaq National Market.

QUARTER ENDED:                                                 HIGH     LOW
--------------                                                ------   ------
First Quarter...............................................     N/A      N/A
Second Quarter..............................................  $19.38   $14.00
Third Quarter...............................................   22.50    17.25
Fourth Quarter..............................................   24.38    17.75

On March 25, 1998, there were approximately 67 holders of record of the Company's Common Stock.

The Company has paid no cash dividends since the sale of the Company by Medaphis in May 1997 and any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. The Company's current credit facility limits its ability to pay dividends on its Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Overview -- Liquidity and Capital Resources." However, HRI previously paid cash dividends in the aggregate amount of $13.6 million to its parent company, Medaphis, from August 1995 through May 1997.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth historical selected financial data of the Company as of the dates and for the periods indicated, which have been derived from, and are qualified by reference to, the Company's financial statements. The information set forth below should be read in conjunction with the Company's financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

     The selected historical financial data as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 have been derived from, and are qualified by reference to, the Company's financial statements appearing elsewhere herein, which have been audited by Coopers & Lybrand L.L.P. independent accountants. The selected historical financial data as of December 31, 1995 and for the year ended December 31, 1994 have been derived from, and are qualified by reference to, the Company's financial statements included in the Company's registration statement on Form S-1, which have been audited by Coopers & Lybrand L.L.P., independent accountants. The selected historical financial data as of December 31, 1994 and 1993 and for the year ended December 1993, have been derived from the Company's financial statements.

                           STATEMENTS OF INCOME DATA
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE RESULTS)

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                    1997      1996      1995      1994      1993
                                                   -------   -------   -------   -------   -------
Revenues:
  Subrogation....................................  $39,277   $30,248   $22,496   $16,941   $12,860
  Other revenues.................................       --     1,171        --        --        --
                                                   -------   -------   -------   -------   -------
          Total revenues.........................   39,277    31,419    22,496    16,941    12,860
Cost of Services.................................   18,523    15,026    10,265     7,947     6,321
                                                   -------   -------   -------   -------   -------
  Gross profit...................................   20,754    16,393    12,231     8,994     6,539
Support expenses.................................    8,922     7,215     6,204     5,748     4,423
Depreciation and amortization....................    1,181       878       695       318       297
Non-recurring compensation charge................    2,848        --        --        --        --
                                                   -------   -------   -------   -------   -------
  Operating income...............................    7,803     8,300     5,332     2,928     1,819
Interest income..................................    1,158       486       580       320       115
                                                   -------   -------   -------   -------   -------
  Income before income taxes.....................    8,961     8,786     5,912     3,248     1,934
Provision for income taxes.......................    4,959     3,685     2,486     1,363       810
                                                   -------   -------   -------   -------   -------
          Net income.............................  $ 4,002   $ 5,101   $ 3,426   $ 1,885   $ 1,124
                                                   =======   =======   =======   =======   =======
Basic earnings per common share..................  $  0.37   $  0.52
                                                   =======   =======
Diluted earnings per common share................  $  0.37   $  0.52
                                                   =======   =======

                               BALANCE SHEET DATA
                             (DOLLARS IN THOUSANDS)

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                   1997(1)    1996      1995      1994      1993
                                                   -------   -------   -------   -------   -------
Cash and Cash Equivalents........................  $24,674   $    53   $     0   $ 5,950   $ 3,320
Working Capital..................................   22,911     1,730     1,675       709     5,972
Total Assets.....................................   48,170    23,969    13,390    15,872    12,655
Total Indebtedness...............................        0         0         0         2         9
Stockholders' Equity.............................   27,865     4,110     3,274     9,188     7,129

---------------

(1) The increase in working capital, including cash and cash equivalents is primarily attributable to the $19.2 million of proceeds received by the Company from the exercise of the underwriters' over-allotment option granted by the Company in connection with the May 1997 initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     HRI provides insurance subrogation and related recovery services to the private healthcare payor industry. HRI's services comprise the complete outsourcing of the identification, investigation and recovery of accident-related medical benefits incurred by its clients for which other persons or entities have primary responsibility. The rights of HRI's clients to recover the value of these medical benefits arise by law or contract, are known generally as the right of subrogation, and are generally paid from the proceeds of liability or workers' compensation insurance.

     For a typical new client, it takes three to six months from the contract signing (when the lives are "sold") to complete the construction of electronic data interfaces necessary for the Company to begin service; at this point, the new client is considered "installed." During the installation period, the Company must also hire and train quality staff necessary to provide contractual services. After installation, HRI receives data from the client from which it creates an inventory of backlog.

     "Backlog" is the total dollar amount of potentially recoverable claims that the Company is pursuing on behalf of its clients at a given point in time. These claims are gross figures, prior to estimates of claim settlement and rejection. Backlog increases when the Company opens new files of potentially recoverable claims and decreases when files of claims are recovered (or, after further investigation, determined to be nonrecoverable). Historically, subrogation recoveries (the amount actually recovered for its clients prior to the Company's fee) have been produced from the backlog in a generally predictable cycle, because any group of potential recoveries that has been sufficiently large in number to display statistically significant characteristics and that originate from a defined time period, tended to produce recovery results that have been comparable to other groups having similar characteristics. Although some recoveries will be made during the first year of service, the average time to make a recovery is 18 to 24 months, with substantially all recoveries made by the sixth year. Backlog for a client will range in age from newly identified potential recoveries (which will be identified each year) to potential recoveries that are in the late stages of the recovery process. As a result of this cycle, approximately six years from the date of installation, the client's annual amounts of subrogation recoveries as a percent of the client's backlog will be generally constant, except for variations due to the number of installed lives for the client.

     The Company is paid a contingency fee from the amount of subrogation recoveries it makes from backlog on behalf of its clients. The Company's revenues are a function of subrogation recoveries and effective fee rates. Effective fee rates vary depending on the mix between recovery services provided and client fee schedules. The fee schedules for each client are separately negotiated and reflect the Company's standard fee rates, the services to be provided and anticipated volume of services. The Company grants volume discounts and negotiates a lower fee when it assumes backlog from a client because the client will have already completed some of the recovery work. Since the Company records expenses as costs are incurred and records revenues only when a file is settled, there is a significant lag between recording expense and revenue recognition.

     The Company's expenses are determined primarily by the number of employees directly engaged in recovery activities (cost of services) and by the number of employees engaged in a variety of support activities (support expenses). Recovery-related employees must be hired and trained in advance of the realization of recoveries and revenues and, during times of rapid growth, installed lives and cost of service will grow more rapidly than revenue. The number of employees accounted for in support expenses generally grows less rapidly than revenue due to economies of scale.

RESULTS OF OPERATIONS

     The following tables present certain key operating indicators and results of operations data for the Company for the periods indicated:

                            KEY OPERATING INDICATORS

                                                                           DECEMBER 31,
                                                              --------------------------------------
                                                                 1997          1996          1995
                                                              ----------    ----------    ----------
                                                               (IN MILLIONS, EXCEPT FOR PERCENTAGES
                                                                          AND EMPLOYEES)
Cumulative lives sold, beginning of period..................      29.5          24.2          15.1
  Lives from existing client growth.........................       1.9           0.7           1.2
Lives added from contracts with existing clients............       5.9           2.6           6.3
Lives added from contracts with new clients.................       1.2           2.0           1.6
                                                                ------        ------        ------
Cumulative lives sold, end of period........................      38.5          29.5          24.2
                                                                ======        ======        ======
Lives installed.............................................      36.4          28.9          18.0
Backlog(1)..................................................    $668.3        $535.0        $364.9
Subrogation recoveries(2)...................................    $144.9        $112.5        $ 78.7
Throughput(3)...............................................      24.1%         25.0%         24.3%
Effective fee rate..........................................      27.1%         26.9%         28.6%
Subrogation revenues(2).....................................    $ 39.3        $ 30.2        $ 22.5
Employees:
  Direct operations.........................................       399           312           238
  Support...................................................        84            71            62
                                                                ------        ------        ------
          Total employees...................................       483           383           300
                                                                ======        ======        ======

---------------

(1) Backlog (i.e., gross recoveries in process) represents the total dollar amount of potentially recoverable claims that the Company is pursuing on behalf of clients at any point in time.
(2) Excludes approximately $8.2 million of recoveries and $1.2 million of revenues in connection with the breast implant class action settlement, during 1996.
(3) Throughput equals recoveries for the period divided by the average of backlog at the beginning and end of the period.

        STATEMENTS OF INCOME DATA AS A PERCENTAGE OF SUBROGATION REVENUE

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Subrogation revenues........................................  100.0%   100.0%   100.0%
Cost of services............................................   47.2     49.7     45.6
Support expenses............................................   22.7     23.9     27.6
Operating income............................................   19.9     27.4     23.7
Income before income taxes..................................   22.8     29.1     26.3
Net income..................................................   10.2     16.9     15.2

  1997 Compared to 1996

     Revenues. Total revenues for the year ended December 31, 1997 increased 25%, to $39.3 million. This increase is primarily attributable to a 30% growth in subrogation revenues, from $30.2 million to $39.3 million. Total revenues for the year ended December 31, 1996 include $1.2 million of nonrecurring revenue generated from the breast implant class action settlement services provided on an ad hoc basis by the Company, net of related expenses incurred by the Company. The Company assisted healthcare payors in obtaining a settlement with breast implant manufacturers, other than Dow Corning, by calculating their aggregate medical benefit liability. Growth in subrogation revenues occurred primarily because of increased subrogation recoveries, from

$112.5 million in 1996 to $144.9 million in 1997. The effective fee rate increased slightly to 27.1% from 26.9%. The increase in total subrogation recoveries was due primarily to growth in backlog, which in turn grew primarily because of an increase in the number of lives installed. Backlog increased 25% to $668.3 million at December 31, 1997 from $535.0 million at December 31, 1996. The Company was also able to obtain subrogation recoveries at a rate of approximately 6% of average backlog per quarter during 1996 and 1997. Lives installed grew 26% in 1997 to 36.4 million.

     Cost of Services. Cost of services increased to $18.5 million in 1997 from $15.0 million in 1996, an increase of 23%. As a percentage of subrogation revenues, cost of services decreased to 47.2% in 1997 from 49.7% for 1996. The decrease is a result of lower growth of lives installed and their associated costs in 1997 relative to the growth in revenue for the year and increased efficiencies by the Company.

     As a result of the nature of the Company's contingent fee arrangements with its clients, the Company incurs significant current expenses in an effort to generate revenue, a significant portion of which will be recorded in future periods. Because relatively little revenue is earned during the first year following the installation of new lives, unless the Company assumes responsibility for the new client's existing backlog, the growth rate for lives installed exceeds the revenue growth rate.

     Support Expenses. Support expenses increased 24%, to $8.9 million, for the twelve months ended December 31, 1997, from $7.2 million for the comparable period in 1996 due to hiring of additional support staff for the SubroSystem upgrade project. Support expenses decreased as a percentage of subrogation revenues (i.e., revenues excluding the nonrecurring other revenue from the silicone breast implant class action settlement) from 23.9% for the twelve months ended December 31, 1996 to 22.7% for the comparable period in 1997. The decline in support expenses as a percentage of subrogation revenues resulted from improved economies of scale in the support functions.

     Depreciation and Amortization. Depreciation and amortization expenses from prior periods have been restated separately to conform with the current period presentation. Depreciation and amortization expenses increased 34.5% to $1.2 million for the twelve months ended December 31, 1997 from $0.9 million for the comparable period in 1996.

     Compensation Charge. In connection with the sale of the Company by Medaphis in May 1997, the Company incurred a one-time $2.8 million non-cash compensation charge from the issuance by the Company of 200,000 shares of common stock to the Company's management as a bonus for the successful completion of the sale of the Company by Medaphis. These shares represent 2% of the 10,000,000 shares of Common Stock outstanding after the initial public offering that closed on May 28, 1997 and 1.7% of the 11,470,000 shares of Common Stock outstanding after the sale of 1,470,000 shares issued upon exercise of the underwriters' over-allotment option.

     Interest Income. Interest income totaled $1.2 million and $0.5 million for the twelve months ended December 31, 1997 and 1996, respectively. The increase in interest income was a result of interest income earned on $19.2 million of proceeds from the issuance by the Company of 1,470,000 shares of Common Stock on June 9, 1997 upon the exercise of the underwriters' over-allotment option.

     Tax. Provision for income taxes was approximately 42% of pre-tax income excluding the non-cash non-recurring compensation charge, for the years ended December 31, 1997 and 1996. The effective tax rate exceeded the Federal statutory tax rate as a consequence of state and local taxes and non-deductible expenses.

     Net Income. Net income for the year ended December 31, 1997 increased $2.4 million, or 55%, to $6.8 million, or $0.63 per share, from $4.4 million, or $0.45 per share, in the comparable period of 1996, excluding nonrecurring items. These non-recurring items were the $2.8 million ($.26 per share) non-cash, non-recurring compensation charge in 1997 and $680,000 ($.07 per share, net of tax) of net income from the breast implant class action settlement in 1996. Net income as reported for the twelve months ended December 31, 1997 was $4.0 million, or $0.37 per share, compared to $5.1 million, or $0.52 per share, for the comparable period of 1996.

  1996 Compared to 1995

     Revenues. Total revenues for the year ended December 31, 1996 increased 39.7%, to $31.4 million. This increase is primarily attributable to a 34.5% growth in subrogation revenues, from $22.5 million to $30.2 million, and, to a lesser extent, $1.2 million generated from the breast implant class action settlement services provided on an ad hoc basis by the Company, net of expenses incurred by the Company. The Company assisted healthcare payors in obtaining a settlement with breast implant manufacturers, other than Dow Corning, by calculating their aggregate medical benefit liability. Growth in subrogation revenues occurred primarily because of increased subrogation recoveries, from $78.7 million in 1995 to $112.5 million in 1996. This increase in subrogation revenues was partially offset by a decline in the effective fee rate from 28.6% to 26.9%. This decline in effective fee rate was directly attributable to the installation of a large new client in 1996. To remain consistent with the Company's pricing practices, such client was granted a volume discount on its prospective business and a discount on its existing backlog assumed by the Company. The Company typically negotiates a lower fee when it assumes backlog from a client because the client has already completed some of the recovery work. The increase in total subrogation recoveries was due primarily to growth in backlog, which in turn grew primarily because of an increase in the number of lives installed. Backlog increased 46.6% to $535.0 million at December 31, 1996 from $364.9 million at December 31, 1995. The Company was also able to obtain subrogation recoveries at a rate of approximately 6% of average backlog per quarter during 1995 and 1996. Lives installed grew 60.6% in 1996 to 28.9 million. The installation of the large new client during 1996 accounted for 36.0% of the growth in lives installed, representing 6.5 million lives installed.

     Cost of Services. Cost of services increased to $15.0 million in 1996 from $10.3 million in 1995, an increase of 46.4%. As a percentage of subrogation revenues, cost of services were 49.7% in 1996 and 45.6% for 1995. This was a result of substantial growth of lives installed, resulting in increased processing activities, which correspondingly led to increased staffing and investigation costs in advance of recoveries associated with such lives in future years. The lower effective fee rate has also contributed to the increase in cost of services as a percentage of subrogation revenues.

     Support Expenses. Support expenses increased to $7.2 million in 1996 from $6.2 million in 1995, an increase of $1.0 million, primarily as a result of additional staffing necessitated by the growth in lives installed. As a percentage of subrogation revenue, support expenses decreased to 23.9% for 1996 from 27.6% for 1995. This decline resulted from improved economies of scale in the support functions.

     Depreciation and Amortization. Depreciation and amortization expenses increased 26.3% to $878,000 for the year ended December 31, 1996 from $695,000 for the comparable period in 1995.

     Interest Income. Interest income totaled $486,000 in 1996, compared to $580,000 in 1995, a decrease of $94,000, as a result of reduced short-term investment balances due to the payment of dividends to Medaphis. No interest expense was incurred during 1996 or 1995.

     Tax. Income taxes were 42% of pre-tax income in 1996 and 42% in 1995. The effective tax rates exceeded the Federal statutory tax rate due to the impact of state and local taxes, nondeductible expenses and other provisions.

     Net Income. Net income for the year ended December 31, 1996 increased $1.0 million, or 29%, to $4.4 million, or $0.45 per share, from $3.4 million, or $0.35 per share, in the comparable period of 1995, excluding $680,000 ($0.07 per share, net of tax) of net income from the breast implant class action settlement in 1996. Net income as reported for the twelve months ended December 31, 1996 was $5.1 million, or $0.52 per share, compared to $3.4 million, or $0.35 per share, for the comparable period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's statements of cash flows for the years ended December 31, 1997, 1996 and 1995 are summarized below:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                             1997      1996      1995
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Net cash provided by operations...........................  $10,764   $ 5,876   $ 4,681
Net cash used in investing activities.....................   (3,096)   (1,558)   (1,280)
Net cash provided by (used in) financing activities.......   16,953    (4,265)   (9,351)
                                                            -------   -------   -------
Net increase (decrease) in cash and cash equivalents......  $24,621   $    53   $(5,950)
                                                            =======   =======   =======

     The Company had working capital of $22.9 million at December 31, 1997, including cash and cash equivalents of $24.7 million, compared with working capital of $1.7 million at December 31, 1996 when the Company was a wholly-owned subsidiary of Medaphis. The increase is primarily attributable to $19.2 million of proceeds received in connection with the exercise of the underwriters' over-allotment option.

     Net cash provided by operations increased by $4.9 million for the year ended December 31, 1997 compared to the year ended December 31, 1996, primarily as a result of timing of recurring cash receipts, disbursements related to accrued expenses and subrogation recoveries.

     Net cash used in investing activities primarily reflects the Company's capital expenditures for ongoing facility expansion and system enhancements, including computer hardware, to meet the requirements of the Company's growing revenue base.

     The capital expenditures for the year ended December 31, 1997 were approximately $3.0 million for facility expansion, computer hardware and the upgrade of the SubroSystem. Over the next 18 to 24 months, the Company anticipates additional expenditures for the upgrade of approximately $3.3 million, of which $3.0 million to be spent on hardware and third-party software will be capitalized.

     Net cash provided by financing activities for the year ended December 31, 1997 reflects $19.2 million in cash proceeds received in connection with the exercise of the underwriters' over-allotment option. Net cash used in financing activities for the years ended December 31, 1996 and 1995 reflected the Company's ongoing distributions to Medaphis prior to the sale of the Company by Medaphis.

     In February 1998, the Company entered into a new $50 million senior secured revolving credit facility (the "Credit Facility") with a group of lenders, replacing the Company's existing $10 million line of credit. Principal amounts outstanding under the Credit Facility mature on January 31, 2001 and bear interest at the Company's option, at either: (i) the Prime Rate plus the applicable margin in effect or (ii) the Eurodollar Rate plus the applicable margin in effect. The applicable margin is determined in accordance with a Pricing Grid based on the Company's ratio of Consolidated Total Indebtedness to consolidated EBITDA. The agreement contains usual and customary covenants including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. As of March 25, 1998, the Company was in compliance with the covenants and there were no outstanding draws under the Credit Facility.

     By contract, with respect to its standard recovery services, the Company disburses recoveries to its clients on or before the 15th day of the month following the month in which recoveries are made. At December 31, 1997 and December 31, 1996, the Company reported on its balance sheet, as a current asset, restricted cash of $14.2 million and $18.8 million, respectively, representing subrogation recoveries effected by HRI for its clients, except that restricted cash at December 31, 1996 also included $6.4 million in recoveries from the breast implant class action settlement received in November and December 1996. At December 31, 1997 and December 31, 1996, HRI reported on its balance sheet, as a current liability, funds due clients of $11.6 million and $15.0 million, respectively, representing recoveries to be distributed to clients, net of the fee earned on such recoveries.

     The Company believes that its available cash resources, together with the borrowings available under the Credit Facility, will be sufficient to meet its current operating requirements and internal development initiatives.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. SFAS No. 131 requires, if certain quantitative thresholds are met, public companies to report separate financial information about operating segments, as well as certain information about their products and services, the geographic areas in which they operate and their major customers. These statements are effective for fiscal years beginning after December 15, 1997 and are not expected to have a significant impact on the Company's financial position or results of operations.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 will require capitalization of internal and external costs incurred to develop or obtain computer software for internal use. The SOP will be effective for fiscal years beginning after December 15, 1998 and is not expected to have a material impact on the Company's financial position or results of operations.

EXTERNAL FACTORS

     The business of recovering subrogation and related claims for healthcare payors is subject to a wide variety of external factors. Prominent among these are factors that would materially change the healthcare payment, fault-based liability or workers' compensation systems. Because the Company's profitability depends in large measure upon obtaining and using claims data, and the availability of property and casualty and workers' compensation coverages as sources of recovery, changes in laws that would limit or bar either the access to or use of claims data or the ability of healthcare payors to recover subrogation and related claims represent an ongoing risk to the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Healthcare Recoveries, Inc.

     We have audited the accompanying balance sheets of Healthcare Recoveries, Inc. (the "Company") as of December 31, 1997 and 1996 and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Louisville, Kentucky
February 17, 1998

                          HEALTHCARE RECOVERIES, INC.

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997            1996
                                                              ----------      ----------
                                                                (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $24,674         $    53
  Restricted cash...........................................     14,207          18,755
  Accounts receivable, less allowance for doubtful accounts
     of $251 in 1997 and $100 in 1996.......................      2,507           1,926
  Other current assets......................................        676             275
                                                                -------         -------
          Total current assets..............................     42,064          21,009
                                                                -------         -------
Property and equipment, at cost:
  Furniture and fixtures....................................      2,177           1,713
  Office equipment..........................................      1,471             975
  Computer equipment........................................      5,066           3,076
  Leasehold improvements....................................        649             598
                                                                -------         -------
                                                                  9,363           6,362
  Accumulated depreciation and amortization.................     (4,920)         (3,865)
                                                                -------         -------
                                                                  4,443           2,497
                                                                -------         -------
Other assets................................................      1,663             463
                                                                -------         -------
          Total assets......................................    $48,170         $23,969
                                                                =======         =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................    $   986         $   586
  Accrued expenses..........................................      4,770           3,740
  Funds due clients.........................................     11,643          14,953
  Income taxes payable......................................      1,754              --
                                                                -------         -------
          Total current liabilities.........................     19,153          19,279
Other liabilities...........................................      1,152             580
                                                                -------         -------
          Total liabilities.................................     20,305          19,859
                                                                -------         -------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares
     authorized; no shares issued or outstanding............         --              --
  Common stock, $.001 par value; 20,000,000 shares
     authorized; 11,470,000 shares and 9,800,000 shares
     issued and outstanding, respectively...................         11              10
  Capital in excess of par value............................     22,001              --
  Equity funding from Medaphis Corporation..................         --             182
  Retained earnings.........................................      5,853           3,918
                                                                -------         -------
          Total stockholders' equity........................     27,865           4,110
                                                                -------         -------
          Total liabilities and stockholders' equity........    $48,170         $23,969
                                                                =======         =======

    The accompanying notes are an integral part of the financial statements.

                          HEALTHCARE RECOVERIES, INC.

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE RESULTS)

                                                               1997      1996      1995
                                                              -------   -------   -------
Revenues:
  Subrogation...............................................   39,277   $30,248   $22,496
  Other revenues............................................       --     1,171        --
                                                              -------   -------   -------
          Total revenues....................................   39,277    31,419    22,496
Cost of services............................................   18,523    15,026    10,265
                                                              -------   -------   -------
          Gross profit......................................   20,754    16,393    12,231
Support expenses............................................    8,922     7,215     6,204
Depreciation and amortization...............................    1,181       878       695
Non-recurring compensation charge (See Note 7)..............    2,848        --        --
                                                              -------   -------   -------
          Operating income..................................    7,803     8,300     5,332
Interest income.............................................    1,158       486       580
                                                              -------   -------   -------
          Income before income taxes........................    8,961     8,786     5,912
Provision for income taxes..................................    4,959     3,685     2,486
                                                              -------   -------   -------
          Net income........................................  $ 4,002   $ 5,101   $ 3,426
                                                              =======   =======   =======
Earnings per common share (basic and diluted)...............  $  0.37   $  0.52
                                                              =======   =======

    The accompanying notes are an integral part of the financial statements.

                          HEALTHCARE RECOVERIES, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                            EQUITY
                                                                            FUNDING
                                          COMMON STOCK       CAPITAL IN    FROM (TO)    RETAINED
                                       -------------------   EXCESS OF     MEDAPHIS     EARNINGS
                                         SHARES     AMOUNT   PAR VALUE    CORPORATION   (DEFICIT)    TOTAL
                                       ----------   ------   ----------   -----------   ---------   -------
Balances, January 1, 1995............   2,499,840    $ 2      $   204            --      $(4,267)   $(4,061)
  Net income.........................                                                      3,426      3,426
  Issuance of common stock...........      14,467                  75                                    75
  Exercise of stock options..........     322,388      1          567                                   568
  Preferred stock dividends
     accrued.........................                                                       (342)      (342)
  Conversion of preferred stock......   6,963,305      7       10,993                                11,000
  Medaphis recapitalization..........                         (11,839)      $11,839                      --
  Distributions to Medaphis
     Corporation.....................                                        (7,392)                 (7,392)
                                       ----------    ---      -------       -------      -------    -------
Balances, December 31, 1995..........   9,800,000     10           --         4,447       (1,183)     3,274
  Net income.........................                                                      5,101      5,101
  Distributions to Medaphis
     Corporation.....................                                        (4,265)                 (4,265)
                                       ----------    ---      -------       -------      -------    -------
Balances, December 31, 1996..........   9,800,000     10           --           182        3,918      4,110
  Net income.........................                                                      4,002      4,002
  Issuance of common stock...........   1,470,000      1       19,241                                19,242
  Non-recurring compensation
     charge..........................     200,000     --        2,800                                 2,800
  Distributions to Medaphis
     Corporation.....................                                          (182)      (2,067)    (2,249)
  Other..............................                             (40)                                  (40)
                                       ----------    ---      -------       -------      -------    -------
Balances, December 31, 1997..........  11,470,000    $11      $22,001            --      $ 5,853    $27,865
                                       ==========    ===      =======       =======      =======    =======

    The accompanying notes are an integral part of the financial statements.

                          HEALTHCARE RECOVERIES, INC.

                            STATEMENTS OF CASH FLOW
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                               1997      1996      1995
                                                              -------   -------   -------
Cash flows from operating activities:
  Net income................................................  $ 4,002   $ 5,101   $ 3,426
  Adjustment to reconcile net income to net cash provided by operating activities:
     Non-recurring compensation charge......................    2,848        --        --
     Depreciation and amortization..........................    1,181       878       695
     Deferred income taxes..................................     (295)      (27)    1,743
     Changes in operating assets and liabilities:
       (Increase) decrease in restricted cash...............    4,548    (9,247)   (3,253)
       Increase in accounts receivable......................     (581)     (630)     (475)
       (Increase) decrease in other current assets..........     (379)       89       (19)
       Increase in other assets.............................   (1,085)      (42)       (8)
       Increase in trade accounts payable...................      400       296       105
       Increase (decrease) in accrued expenses..............    1,109     1,473      (110)
       Increase (decrease) in funds due clients.............   (3,310)    8,028     2,460
       Increase in income taxes payable.....................    1,754        --        --
       Increase (decrease) in other liabilities.............      572       (43)      117
                                                              -------   -------   -------
          Net cash provided by operating activities.........   10,764     5,876     4,681
                                                              -------   -------   -------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (3,096)   (1,558)   (1,280)
                                                              -------   -------   -------
          Net cash used in investing activities.............   (3,096)   (1,558)   (1,280)
                                                              -------   -------   -------
Cash flows from financing activities:
  Issuance of common stock..................................   19,242        --        75
  Payment of preferred stock dividends......................       --        --    (2,602)
  Exercise of stock options.................................       --        --       568
  Distributions to Medaphis Corporation.....................   (2,249)   (4,265)   (7,392)
  Other.....................................................      (40)       --        --
                                                              -------   -------   -------
          Net cash provided by (used in) financing
            activities......................................   16,953    (4,265)   (9,351)
                                                              -------   -------   -------
Net increase (decrease) in cash and cash equivalents........   24,621        53    (5,950)
Cash and cash equivalents, beginning of period..............       53        --     5,950
                                                              -------   -------   -------
Cash and cash equivalents, end of period....................  $24,674   $    53        --
                                                              =======   =======   =======
Income tax payments.........................................  $ 3,753   $ 3,712   $   743
                                                              =======   =======   =======

    The accompanying notes are an integral part of the financial statements.

                          HEALTHCARE RECOVERIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Healthcare Recoveries, Inc. (the "Company") was incorporated on June 30, 1988 under the laws of the State of Delaware. The Company's services comprise the complete outsourcing of the identification, investigation and recovery of accident-related medical benefits incurred by its clients for which other persons or entities have primary responsibility. The rights of the Company's clients to recover the value of these medical benefits, arising by law or contract, are known generally as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance.

     The Company operated as an independent entity until August 28, 1995 when the Company was merged with and into a subsidiary of Medaphis Corporation ("Medaphis") in a transaction accounted for as a pooling of interests (the "Merger"). Prior to the Merger, the Company's redeemable convertible preferred stock was converted to common stock. As of the effective time of the Merger, each share of the then issued and outstanding Company common stock was exchanged for Medaphis common stock. Employee stock options of the Company outstanding at the effective time of the Merger were also substituted with similar options on Medaphis common stock. Subsequent to the Merger, Medaphis recapitalized the Company effectively canceling all but 100 shares of common stock (not adjusted for the Stock Split discussed in Note 11), pledged the assets and shares as collateral for Medaphis' bank debt, and made the Company a guarantor for Medaphis' bank debt.

     On May 21, 1997, the Company completed its initial public offering (the "Offering") of 9,800,000 shares of common stock, excluding 200,000 shares issued in connection with the non-recurring compensation charge (see Note 7). All the shares were sold by Medaphis. As a result, the Company received no proceeds from the sale of shares in the Offering. On June 9, 1997, the Company sold 1,470,000 shares of common stock to the underwriters of the Offering under an over-allotment option, resulting in proceeds to the Company of approximately $19.2 million.

     In connection with the Offering, certain revisions to allocations and estimates were made by management in the accompanying financial statements for the periods during which the Company was a subsidiary of Medaphis to present the financial position, results of operations and cash flows of the Company as an independent entity. Costs previously incurred by Medaphis on behalf of the Company include executive salaries, employee benefits, insurance, telecommunications, payroll processing and other general and administrative expenses. The allocation of these costs was based principally on specific identification, the ratio of the number of Company employees to total Medaphis employees or the ratio of total Company assets to total Medaphis assets, as appropriate. Total costs allocated to the Company were $361,000 and $56,000 for the year ended December 31, 1996 and the period August 28, 1995 (the date of the Merger) to December 31, 1995, respectively. Effective January 1, 1997, these costs were paid by the Company. Management believes that, in the aggregate, costs of this nature reflect the fair value of services rendered by Medaphis and that it would have incurred similar costs as an independent entity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     Cash and cash equivalents include cash, demand deposits and highly liquid investments with an original maturity of three months or less. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of the instruments.

     Restricted cash represents the balance in client-specific bank accounts of amounts collected on behalf of certain clients. A portion of the balance will be disbursed to clients in accordance with the terms of the contracts between the Company and its clients, while the remainder will be released to the Company.

     The Company's cash, cash equivalents and restricted cash have been placed with one financial institution.

                          HEALTHCARE RECOVERIES, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets or the terms of the leases, if shorter. Estimated useful lives of property and equipment range from three to five years.

REVENUE RECOGNITION

     Subrogation revenues are generally derived from contingent fee arrangements based on the recoveries effected by the Company on behalf of its clients. Revenue is recognized when a fee is earned based on the settlement of a case. A case is deemed settled when the parties agree on all material terms associated with the settlement. Typically, a settlement is reached verbally over the telephone, followed by a letter sent by Company personnel confirming the terms of the settlement. Substantially all settlements are collected within 90 days of such agreement.

OTHER REVENUES

     Other revenues represent amounts associated with non-recurring subrogation services for clients in connection with class action tort claims from the use of breast implants.

PROVISION FOR INCOME TAXES

     The provision for income taxes has been prepared as if the Company was an independent entity for all periods presented and in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

STOCK-BASED COMPENSATION PLANS

     The Company accounts for its employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective in 1996, the Company implemented the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies, which elect not to account for stock-based compensation as prescribed by SFAS No. 123, to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used in determining the pro forma effects of SFAS No. 123.

EARNINGS PER COMMON SHARE

     The Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share effective for annual periods ended after December 15, 1997 with required restatement of prior period amounts. The adoption of SFAS No. 128 did not change the earnings per common share amount presented in the Company's registration statement on Form S-1 in connection with the Offering.

                          HEALTHCARE RECOVERIES, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations follows (dollars in thousands, except per share results):

                                                                                  PER-SHARE
                                                        NET INCOME     SHARES      RESULTS
                                                        ----------   ----------   ---------
YEAR ENDED DECEMBER 31, 1997:
  Basic earnings per common share.....................    $4,002     10,752,384     $0.37
  Effect of dilutive stock options....................        --         66,293        --
  Diluted earnings per common share...................    $4,002     10,818,677     $0.37
YEAR ENDED DECEMBER 31, 1996:
  Basic earnings per common share.....................    $5,101      9,800,000     $0.52
  Effect of dilutive stock options....................        --             --        --
  Diluted earnings per common share...................    $5,101      9,800,000     $0.52

     Basic earnings per common share were computed based on the weighted-average number of shares outstanding during the period after giving retroactive effect to the Stock Split (see Note 11). The dilutive effect of stock options is calculated using the treasury stock method.

USE OF ESTIMATES AND ASSUMPTIONS

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (a) the reported amounts of assets and liabilities,
(b) disclosure of contingent assets and liabilities at the date of the financial statements and (c) reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those estimates.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. SFAS No. 131 requires, if certain quantitative thresholds are met, public companies to report separate financial information about operating segments, as well as certain information about their products and services, the geographic areas in which they operate and their major customers. Based on the Company's current operations, these new standards, which are primarily disclosure oriented, will not have a material impact on the Company's financial condition, results of operations or cash flows. The Company will adopt these accounting standards on January 1, 1998, as required.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 will require capitalization of internal and external costs incurred to develop or obtain computer software for internal use. Application of SOP 98-1 is required for fiscal years beginning after December 15, 1998; however, the Company plans to implement the standard effective January 1, 1998. The adoption of SOP 98-1 is not expected to have a material impact on the Company's financial position or results of operations.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

                          HEALTHCARE RECOVERIES, INC.

3. LEASES

     The Company leases office space and certain equipment. Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 1997 are as follows (in thousands):

1998........................................................  $1,052
1999........................................................   1,164
2000........................................................   1,166
2001........................................................   1,138
2002........................................................     577
                                                              ------
                                                              $5,097
                                                              ======

     Rental expense, which includes amounts applicable to short-term leases, was approximately $979,000, $806,000 and $606,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

4. INCOME TAXES

     The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 consists of the following (in thousands):

                                                               1997     1996     1995
                                                              ------   ------   ------
Current:
  Federal...................................................  $3,941   $2,784   $  557
  State and local...........................................   1,313      928      186
                                                              ------   ------   ------
                                                               5,254    3,712      743
                                                              ------   ------   ------
Deferred:
  Federal...................................................    (246)     (22)   1,460
  State and local...........................................     (49)      (5)     283
                                                              ------   ------   ------
                                                                (295)     (27)   1,743
                                                              ------   ------   ------
                                                              $4,959   $3,685   $2,486
                                                              ======   ======   ======

     The following is a reconciliation of the effective tax rate to the federal statutory rate for the years ended December 31, 1997, 1996 and 1995:

                                                              1997    1996    1995
                                                              ----    ----    ----
Federal statutory rate......................................  35.0%   35.0%   35.0%
State and local taxes, net of federal tax benefit...........   6.8     6.8     6.8
Non-recurring compensation charge...........................  13.3      --      --
Other, net..................................................   0.2     0.1     0.3
                                                              ----    ----    ----
                                                              55.3%   41.9%   42.1%
                                                              ====    ====    ====

                          HEALTHCARE RECOVERIES, INC.

4. INCOME TAXES -- (CONTINUED)
     Temporary differences giving rise to deferred taxes in the accompanying balance sheets at December 31, 1997 and 1996 consist of the following (in thousands):

                                                                      1997                   1996
                                                              --------------------   --------------------
                                                              ASSETS   LIABILITIES   ASSETS   LIABILITIES
                                                              ------   -----------   ------   -----------
Accrued bonuses.............................................  $  456      $ --        $386       $ --
Accounts receivable.........................................      --       940          --        805
Accrued litigation..........................................     555        --         325         --
Other.......................................................     219        15         118         45
                                                              ------      ----        ----       ----
                                                              $1,230      $955        $829       $850
                                                              ======      ====        ====       ====

     Management believes that the deferred tax assets are realizable based primarily on the existence of sufficient taxable income within the allowable carryback period.

5. MAJOR CLIENTS

     The following table presents the percentage of total revenues contributed by the Company's largest clients for the years ended December 31, 1997, 1996 and 1995:

                                                              1997   1996   1995
                                                              ----   ----   ----
Client A....................................................   31%    25%    16%
Client B....................................................    9     12     14
Client C....................................................    9      9     13
Client D....................................................    5      8     10
                                                               --     --     --
                                                               54%    54%    53%
                                                               ==     ==     ==

     No other client accounted for more than 10% of the Company's total revenues. The loss of one or more of these clients would have a material adverse effect on the Company's results of operations, financial position and cash flows.

6. RELATED PARTY TRANSACTIONS

     Revenues from a related party approximated 7% of total revenues for the year ended December 31, 1995. The party continued as a client in 1996 and 1997 but was no longer a related party due to the Merger.

     The Company has entered into a contract for legal services with a professional service corporation that is wholly-owned by one of the Company's officers. This arrangement exists solely for the purpose of minimizing the costs of legal services purchased by the Company on behalf of its clients. For the years ended December 31, 1997, 1996 and 1995, approximately $1,001,000, $748,000 and $563,000, respectively, was paid to this law firm for such legal services.

7. NON-RECURRING COMPENSATION CHARGE

     During the second quarter of 1997, the Company recognized a non-recurring, non-cash compensation charge of approximately $2.8 million relating to a bonus comprised of 200,000 shares of the Company's common stock granted by the Company to certain members of the Company's executive management upon consummation of the Offering. The amount of the charge approximates the fair value of the shares granted based on the Offering price of $14.00 per share.

                          HEALTHCARE RECOVERIES, INC.

8. EMPLOYEE BENEFIT PLANS

PENSION PLAN

     The Company's employees participated in the 401(k) defined contribution pension plan of Medaphis prior to January 1, 1997. Effective on that date, the Company's employees began participation in the Company's 401(k) defined contribution pension plan. Annual expense provisions for both plans are based upon the level of employee participation as the plans require the Company to match a certain portion of the employees' contributions. Total retirement plan expense was approximately $247,000, $165,000 and $212,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

OTHER

     Accrued bonuses included in the accompanying balance sheets at December 31, 1997 and 1996 approximated $3.4 million and $2.7 million, respectively.

9. CONTINGENCIES

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

10. CREDIT FACILITY

     On February 1, 1998 the Company entered into an agreement which provides an unsecured revolving line of credit (the "Credit Facility") for borrowings up to a maximum of $50 million, expiring January 31, 2001. The Credit Facility replaced an existing $10 million revolving line of credit, under which there were no outstanding borrowings at December 31, 1997. Principal amounts outstanding under the Credit Facility bear interest at a variable rate based on the prime rate or Eurodollar rate, as applicable, plus a pre-determined margin based on the ratio of the Company's total indebtedness to earnings before interest, taxes, depreciation and amortization. The agreement contains customary covenants and events of default including maintenance of certain minimum interest coverage and leverage ratios and a minimum level of net worth. The agreement also contains a material adverse change clause.

11. RECAPITALIZATION

     On May 16, 1997, the Company amended its Certificate of Incorporation to authorize 2,000,000 shares of $.001 par value preferred stock and 20,000,000 shares of $.001 par value common stock, of which 9,800,000 shares were issued and outstanding after a 98,000-for-1 common stock split ("Stock Split"), which the Company declared to be effective immediately prior to the Offering. The Stock Split was effected in the form of a stock dividend. Accordingly, all references in the accompanying financial statements to number of shares and related per share results have been stated to reflect these changes.

12. SEPARATION AGREEMENT WITH MEDAPHIS

     Effective May 21, 1997, the Company and Medaphis entered into a separation agreement (the "Separation Agreement") that provided for the separation of the Company from Medaphis. The Separation Agreement provided that on the date of the Offering (i) the Company would (assuming none of the underwriters' over-allotment option has been exercised) have a nominal amount of unrestricted cash, and

                          HEALTHCARE RECOVERIES, INC.

12. SEPARATION AGREEMENT WITH MEDAPHIS -- (CONTINUED) would not owe any amount to Medaphis (except as discussed below with respect to purchased goods and services, certain employee benefit plan payments and a distribution to be paid to Medaphis to reduce the Company's stockholders' equity to $4,110,000) and (ii) Medaphis would not owe any amount to the Company.

     The Separation Agreement also provided that (i) the Company would pay (without markup or markdown) Medaphis after the consummation of the Offering for any goods or services purchased from or through Medaphis prior to consummation but not paid for prior to such consummation; (ii) Medaphis would cause its bank lenders to release in connection with the Offering the Company's guaranty of Medaphis' bank debt, all liens on the Company's assets and the common stock to be sold by Medaphis pursuant to the Offering; (iii) the Company would upon consummation of the Offering assume responsibility for providing health insurance or coverage to former company employees (and their eligible dependents) who have exercised their right under federal law to obtain such insurance or coverage in accordance with applicable federal law; (iv) assets and liabilities under the Medaphis "cafeteria" employee benefit plan relating to the Company's employees would be transferred to a new Company "cafeteria" benefit plan, together with an adjusting payment to or from the Company to reflect any difference between plan assets and liabilities; (v) after consummation of the Offering, Medaphis would transfer assets in the Medaphis 401(k) retirement plan that relate to the Company's employees to a new 401(k) retirement plan in a manner that satisfies legal requirements for interplan asset transfers; (vi) all options to purchase stock of Medaphis held by the Company's employees as of the consummation of the Offering would, in accordance with the particular option plan under which such options were granted, become immediately vested as of such date and any such optionees would be entitled to exercise their options in accordance with the terms of the particular option agreements relating to the granting of such options; (vii) effective as of the consummation of the Offering, the Company must have in place certain insured and self-funded welfare benefit plans and arrangements to cover those Company employees who were covered by such types of plans prior to such date; and (viii) Medaphis would pay, in one lump sum, the account balances under the Medaphis Executive Deferred Compensation Plan due to those plan participants who would be continuing employment with the Company after consummation of the Offering.

     With respect to indemnification, the Separation Agreement provided that (i) the Company would indemnify Medaphis for federal, state and local income and other tax liability relating to the Company for all periods ending on or prior to August 28, 1995, the date of the Merger and for all periods after the consummation of the Offering; (ii) Medaphis would indemnify the Company for federal income tax liability relating to Medaphis or any of its subsidiaries (including the Company), and for state and local income and other tax liability relating to Medaphis or any subsidiaries other than the Company from August 29, 1995 to the date of consummation of the Offering; (iii) the Company would indemnify Medaphis from liability due to or arising out of acts or failures to act of the Company in the periods described in clause (i); (iv) Medaphis would indemnify the Company from liability due to or arising out of the acts or failures to act of Medaphis or any of its subsidiaries (other than the Company) for all periods described in (i) and (ii); and (v) Medaphis would indemnify the non-employee directors of the Company from certain liabilities arising out of the Offering, including liabilities under the Securities Act of 1993.

13. COMMON STOCK OPTIONS

     Upon consummation of the Offering, the Company adopted the Healthcare Recoveries, Inc. Non-Qualified Stock Option Plan for Eligible Employees (the "Employees' Plan"), the Healthcare Recoveries, Inc. Directors' Stock Option Plan (the "Directors' Plan") and the Healthcare Recoveries, Inc. Employee Stock Purchase Plan (the "Purchase Plan"). On December 8, 1997, the Company adopted the Healthcare Recoveries, Inc. 1997 Stock Option Plan for Eligible Participants (the "1997 Plan").

                          HEALTHCARE RECOVERIES, INC.

13. COMMON STOCK OPTIONS -- (CONTINUED)
     The Employees' Plan provides for the award of stock options to certain officers and key employees of the Company. Options under the Employees' Plan are exercisable at 100% of the market value of the Company's common stock on the date of grant. Awards under the Employees' Plan vest ratably over a three-year period and expire ten years from the date of grant. As provided in the Employees' Plan, all options granted to the Company's employees automatically vest in the event of a change in control. At December 31, 1997, 700,000 shares of common stock were reserved for issuance under the Employees' Plan, including 26,725 shares available for future award. In January 1998, a total of 7,500 options were granted under the Employees' Plan.

     The Directors' Plan provides for the grant of options to purchase the Company's common stock to each non-employee director of the Company. Options under the Directors' Plan are exercisable at 100% of the market value of the Company's common stock on the date of grant. One-third of the shares covered by an option vest on March 1 next following the date of grant and on each succeeding February 1 until fully vested, provided that the optionee must be an eligible non-employee director of the Company on March 1. At December 31, 1997, 150,000 shares of common stock are reserved for issuance under the Directors' Plan, including 100,000 shares available for future award.

     Under the Purchase Plan, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at 85% of its market value. Purchases are made from payroll deductions up to a maximum of 15% of an employee's eligible annual compensation. During the year ended December 31, 1997, no shares of common stock of the Company were purchased under the Purchase Plan resulting in 300,000 shares of common stock reserved under the Purchase Plan continuing to be available for purchase at December 31, 1997.

     The 1997 Plan provides for the grant of options to purchase the Company's common stock to eligible employees of the Company at 100% of the market value of the Company's common stock on the date of grant. Awards under the 1997 Plan expire ten years from the date of grant and vest according to the terms that the compensation committee of the Company's board of directors determines in its sole discretion. As provided in the 1997 Plan, all options granted to the Company's employees automatically vest in the event of a change in control. At December 31, 1997, 860,000 shares of common stock have been reserved under the 1997 Plan, of which 860,000 shares are available for future award. Through February 1998, a total of 326,500 options were granted under the 1997 Plan with a vesting period of three years.

     Activity related to the Employees' Plan, Directors' Plan and 1997 Plan for the year ended December 31, 1997 is summarized as follows:

                                                              SHARES   WEIGHTED-AVERAGE
                                                              (000)     EXERCISE PRICE
                                                              ------   ----------------
Options outstanding as of January 1, 1997...................     --             --
  Granted...................................................    728         $14.94
  Exercised.................................................     --             --
  Canceled..................................................     (5)        $15.87
                                                              -----
Options outstanding as of December 31, 1997.................    723         $14.93
                                                              =====
Options exercisable as of December 31, 1997.................     --
                                                              =====
Weighted-average fair value of options granted during the
  year (per share)..........................................  $6.54
                                                              =====

                          HEALTHCARE RECOVERIES, INC.

13. COMMON STOCK OPTIONS -- (CONTINUED)
     The following table summarizes information about options outstanding under the Employees' Plan, Directors' Plan and 1997 Plan at December 31, 1997:

                                            OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                  ----------------------------------------   -------------------------
                                      NUMBER        WEIGHTED                     NUMBER
                                  OUTSTANDING AT     AVERAGE     WEIGHTED    OUTSTANDING AT   WEIGHTED
                                   DECEMBER 31,     REMAINING     AVERAGE     DECEMBER 31,    AVERAGE
                                       1997        CONTRACTUAL   EXERCISE         1997        EXERCISE
RANGE OF EXERCISE PRICES              (000)           LIFE         PRICE         (000)         PRICE
------------------------          --------------   -----------   ---------   --------------   --------
$14.00 -- $15.88................       701             9.4        $14.40           --              --
$17.63 -- $22.13................        22             9.9        $20.90           --              --
                                       ---                                        ---
                                       723             9.5        $14.93           --              --
                                       ===                                        ===

     Employee stock options of the Company outstanding at the effective time of the Merger were substituted with similar options on Medaphis common stock. Subsequent to the Merger and prior to the Offering, employees of the Company participated in the Non-Qualified Stock Option Plan and the Non-Qualified Stock Option Plan for Non-Executive Employees (the "Medaphis Plans") of Medaphis. Granted options under the Medaphis Plans expire 10 to 11 years after the date of grant and generally vest over a three-to-five-year period; however, in accordance with the terms of the Medaphis Plans, all options granted to the Company's employees automatically vested in connection with the Offering. All unexercised options held by the Company's employees under the Medaphis Plans expired on November 21, 1997. Stock options granted to the Company's employees under the Medaphis Plans do not affect the number of shares used in determining the Company's earnings per common share results. The following presents information related to the Company's employees' participation in the Medaphis Plans prior to the Offering.

     Activity related to the Medaphis Plans is summarized as follows:

                                             1997                 1996                 1995
                                      ------------------   ------------------   ------------------
                                               WEIGHTED-            WEIGHTED-            WEIGHTED-
                                                AVERAGE              AVERAGE              AVERAGE
                                      SHARES   EXERCISE    SHARES   EXERCISE    SHARES   EXERCISE
                                      (000)      PRICE     (000)      PRICE     (000)      PRICE
                                      ------   ---------   ------   ---------   ------   ---------
Options outstanding as of January
  1.................................    412     $10.79       220     $14.06       149     $ 8.47
Granted.............................     --         --       293     $13.75        88     $22.52
Exercised...........................   (227)    $ 5.39       (10)    $ 7.37       (12)    $ 5.92
Canceled............................   (185)    $ 5.35       (91)    $28.64        (5)    $19.10
                                       ----                -----                -----
Options outstanding as of December
  31................................     --         --       412     $10.79       220     $14.06
                                       ====                =====                =====
Options exercisable as of December
  31................................     --                   89                   35
                                       ====                =====                =====
Weighted-average fair value of
  options granted during the year
  (per share).......................     --                $2.23                $2.45
                                       ====                =====                =====

     On October 25, 1996, Medaphis changed the exercise price of approximately 81,000 of its then outstanding stock options, which had an exercise price of $15.00 or greater, to a new exercise price of $9.875. On April 25, 1997, Medaphis repriced all options then outstanding under the Medaphis Plans to the market price of Medaphis common stock on that date of $5.375. No other terms of these options were changed. The Company has not recognized compensation expense as a result of the repricing of the stock options granted under the Medaphis Plans.

     The Company accounts for options granted under its employee stock-based compensation plans in accordance with APB No. 25. As a result, the Company has not recognized compensation expense for stock options granted with an exercise price equal to the quoted market price of the common stock on the date of

                          HEALTHCARE RECOVERIES, INC.

13. COMMON STOCK OPTIONS -- (CONTINUED)
grant and which vest based solely on continuation of employment by the recipient of the option award. The Company adopted SFAS No. 123 for disclosure purposes in 1996. For SFAS No. 123 purposes, the fair value of each option grant and stock based award has been estimated as of the date of grant using the Black-Scholes option pricing model. The following summarizes the weighted average assumptions used in valuing awards under the Employees' Plan, Directors' Plan and 1997 Plan in 1997 and the Medaphis Plans in 1996 and 1995.

                                                              1997    1996    1995
                                                              ----    ----    ----
Expected life (years).......................................   5.0     3.8     4.0
Risk-free interest rate.....................................   5.8%    6.2%    6.0%
Dividend rate...............................................   0.0%    0.0%    0.0%
Expected volatility.........................................  40.0%   52.9%   49.4%

     Had compensation expense been recognized under the provision of SFAS No. 123, utilizing the assumptions in the table above, the Company's net income for the years ended December 31, 1997, 1996 and 1995 and earnings per common share (basic and diluted) for the years ended December 31, 1997 and 1996 would have decreased to the following pro forma amounts:

                                                               1997     1996     1995
                                                              ------   ------   ------
Net income
  As reported...............................................  $4,002   $5,101   $3.426
  Pro forma.................................................  $3,217   $4,793   $3,336
Earnings per common share (basic and diluted)
  As reported...............................................  $ 0.37   $ 0.52
  Pro forma.................................................  $ 0.30   $ 0.49

     The effects of applying SFAS No. 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma net income or earnings per common share for future years because variables such as option grants, option exercises, and stock price volatility included in the disclosures may not be indicative of actual future activity.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     A summary of the Company's quarterly results of operations follows (dollars in thousands except per share results):

                                                  FIRST    SECOND       THIRD    FOURTH
                                                  ------   -------     -------   -------
YEAR ENDED DECEMBER 31, 1997:
  Revenues......................................  $8,917   $ 9,324     $10,180   $10,856
  Income (loss) before income taxes.............   2,367      (118)(a)   3,180     3,532
  Net income (loss).............................   1,375    (1,264)(a)   1,839     2,052
  Earnings (loss) per common share (basic and
     diluted)...................................    0.14     (0.12)(a)    0.16      0.18
YEAR ENDED DECEMBER 31, 1996:
  Revenues......................................  $6,676   $ 8,650     $ 7,790   $ 8,303
  Income before income taxes....................   1,543     2,934       2,000     2,309
  Net income....................................     896     1,703       1,162     1,340
  Earnings per common share (basic and
     diluted)...................................    0.09      0.17        0.12      0.14

---------------

(a) Includes a non-recurring compensation charge of approximately $2.8 million ($0.26 per share) related to a bonus granted by the Company to certain members of the Company's executive management upon consummation of the Offering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to Directors and Executive Officers of the Registrant is included in the sections entitled "Management of the Company", "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 1998 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the sections entitled "Executive Compensation", "Stock Option Grant", "Stock Option Exercises", "Compensation Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Stock Price Performance Graph" of the Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 1998 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the sections entitled "Management Common Stock Ownership" and "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 1998 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the section entitled "Certain Transactions" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 1998 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

          Report of Independent Accountants

          Balance Sheets -- years ended December 31, 1996 and 1997

          Statements of Income -- years ended December 31, 1995, 1996 and 1997

          Statements of Changes in Stockholders' Equity -- years ended December 1995, 1996 and 1997

          Statements of Cash Flow -- years ended December 31, 1995, 1996 and
          1997

     2. Financial Statement Schedules

     3. Exhibits

          The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

EXHIBITS
--------
  3.1       --  Amended and Restated Certificate of Incorporation of the
                Registrant (incorporated by reference to Exhibit 3.1 of
                Registrant's Amendment No. 2 to Registration Statement on
                Form S-1, File No. 333-23287).
  3.2       --  Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's Amendment No. 2 to Registration Statement on Form S-1, File No. 333-23287).
  4.1       --  Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant's Amendment No. 1 to
                Registration Statement on Form S-1, File No. 333-23287).
 10.1       --  Healthcare Recoveries, Inc. Non-Qualified Stock Option Plan
                for Eligible Employees (incorporated by reference to Exhibit
                4.2 of Registrant's Registration Statement on Form S-1, File
                No. 333-23287).
 10.2       --  Healthcare Recoveries, Inc. Directors' Stock Option Plan
                (incorporated by reference to Exhibit 4.3 of Registrant's
                Registration Statement on Form S-1, File No. 333-23287).
 10.3       --  Healthcare Recoveries, Inc. 1997 Stock Option Plan for
                Eligible Participants (incorporated by reference to Annex A of Registrant's Proxy Statement for a Special Meeting, dated
                November 10, 1997).
 10.4       --  Healthcare Recoveries, Inc. Employee Stock Purchase Plan
                (incorporated by reference to Registrant's Registration
                Statement on Form S-8, File No. 333-41557).
 10.5       --  Employment Agreement between the Registrant and Patrick B.
                McGinnis (incorporated by reference to Exhibit 10.2 to
                Registrant's Registration Statement on Form S-1, File No.
                333-23287).
 10.6       --  Form of Employment Agreement between the Registrant and
                Douglas R. Sharps, Dennis K. Burge, Bobby T. Tokuuke and
                Debra M. Murphy (incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-1, File No.
                333-23287).
 10.7       --  Separation Agreement between Medaphis and the Registrant
                (incorporated by reference to Exhibit 10.1 of Registrant's
                Amendment No. 2 to Registration Statement on Form S-1, File
                No. 333-23287).
 10.8       --  Divestiture Bonus Agreement (incorporated by reference to
                Exhibit 10.4 of Registrant's Amendment No. 2 to Registration
                Statement on Form S-1, File No. 333-23287).
 10.9       --  Supplemental Retirement Savings Plan (incorporated by
                reference to Exhibit 10.5 of Registrant's Amendment No. 2 to
                Registration Statement on Form S-1, File No. 333-23287).
 10.10      --  Lease between W&M Kentucky, Inc. and the Registrant
                (incorporated by reference to Exhibit 10.6 of Registrant's
                Registration Statement on Form S-1, File No. 333-23287).
 10.11      --  Annual Bonus Plan (incorporated by reference to Exhibit 10.7 of Registrant's Amendment No. 2 to Registration Statement on
                Form S-1, File No. 333-23287).
 10.12      --  Credit Agreement, dated as of February 1, 1998 by and among the Registrant, the Lending Institutions Named Therein and
                National City Bank of Kentucky.
 23.1       --  Consent of Coopers & Lybrand L.L.P.
 27.1       --  Financial Data Schedule.
 99.1       --  Healthcare Recoveries, Inc. Private Securities Litigation
                Reform Act of 1995 Safe Harbor Compliance Statement for
                Forward-Looking Statements.

     (b) Reports on Form 8-K

          There were no reports filed on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEALTHCARE RECOVERIES, INC.

                                          By:    /s/ PATRICK B. MCGINNIS
                                            ------------------------------------
                                            Patrick B. McGinnis
                                            Chairman, President and Chief
                                              Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ PATRICK B. MCGINNIS                 Chairman, President and Chief    March 31, 1998
-----------------------------------------------------  Executive Officer (Principal
                 Patrick B. McGinnis                   Executive Officer)

                /s/ DOUGLAS R. SHARPS                  Executive Vice President and     March 31, 1998
-----------------------------------------------------  Chief Financial Officer
                  Douglas R. Sharps                    (Principal Financial and
                                                       Accounting Officer)

             /s/ WILLIAM C. BALLARD, JR.               Director                         March 31, 1998
-----------------------------------------------------
               William C. Ballard, Jr.

                  /s/ JILL L. FORCE                    Director                         March 31, 1998
-----------------------------------------------------
                    Jill L. Force

                 /s/ JOHN H. NEWMAN                    Director                         March 31, 1998
-----------------------------------------------------
                   John H. Newman

               /s/ ELAINE J. ROBINSON                  Director                         March 31, 1998
-----------------------------------------------------
                 Elaine J. Robinson

               /s/ CHRIS B. VAN ARSDEL                 Director                         March 31, 1998
-----------------------------------------------------
                 Chris B. Van Arsdel