Form 10-Q
period 1998-03-31
HEALTHCARE RECOVERIES INC
filed 1998-05-15
CIK 858629

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-22585

                          HEALTHCARE RECOVERIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                      DELAWARE                                              61-1141758
           (State or Other Jurisdiction of                               (I.R.S. Employer
           Incorporation or Organization)                               Identification No.)
     1400 WATTERSON TOWER, LOUISVILLE, KENTUCKY                                40218
      (Address of Principal Executive Offices)                              (Zip Code)

                                 (502) 454-1340
               Registrant's Telephone Number, Including Area Code

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]     NO [ ]

     As of May 14, 1998, 11,470,000 shares of the registrant's Common Stock, $0.001 par value (the only class of Common Stock), were outstanding.

================================================================================

                          HEALTHCARE RECOVERIES, INC.

                                   FORM 10-Q
                                 MARCH 31, 1998

                                     INDEX

                                                              PAGE
                                                              ----
PART I:  FINANCIAL INFORMATION
  Item 1.  Financial Statements (Unaudited)
     Condensed Balance Sheets as of March 31, 1998 and
      December 31, 1997.....................................    2
     Condensed Statements of Income for the three months
      ended March 31, 1998 and 1997.........................    3
     Condensed Statements of Cash Flows for the three months
      ended March 31, 1998 and 1997.........................    4
     Notes to Condensed Financial Statements................    5
  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    7
  Item 3.  Quantitative and Qualitative Disclosures About
     Market Risk............................................   11
PART II:  OTHER INFORMATION
  Item 6.  Exhibits and Reports on Form 8-K.................   11
Signatures..................................................   12

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY HEALTHCARE RECOVERIES, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HEALTHCARE RECOVERIES, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-Q, AND ARE HEREBY INCORPORATED BY REFERENCE HEREIN. HEALTHCARE RECOVERIES, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVIEW FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          HEALTHCARE RECOVERIES, INC.

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              MARCH 31,   DECEMBER 31,
                                                                1998          1997
                                                              ---------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $23,822      $24,674
  Restricted cash...........................................    15,184       14,207
  Accounts receivable, less allowance for doubtful accounts
     of $271 -- March 31, 1998 and $251 -- December 31,
     1997...................................................     2,884        2,507
  Other current assets......................................       696          676
                                                               -------      -------
          Total current assets..............................    42,586       42,064
                                                               -------      -------
Property and equipment, at cost:
  Furniture and fixtures....................................     2,228        2,177
  Office equipment..........................................     1,524        1,471
  Computer equipment........................................     6,357        5,066
  Leasehold improvements....................................       687          649
                                                               -------      -------
                                                                10,796        9,363
  Accumulated depreciation and amortization.................    (5,369)      (4,920)
                                                               -------      -------
                                                                 5,427        4,443
Other assets................................................     1,817        1,663
                                                               -------      -------
          Total assets......................................   $49,830      $48,170
                                                               =======      =======
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................   $   477      $   986
  Accrued expenses..........................................     4,043        4,770
  Funds due clients.........................................    12,207       11,643
  Income taxes payable......................................     2,116        1,754
                                                               -------      -------
          Total current liabilities.........................    18,843       19,153
Other liabilities...........................................     1,029        1,152
                                                               -------      -------
          Total liabilities.................................    19,872       20,305
                                                               -------      -------
Contingencies
Stockholders' equity:
  Preferred stock, $.001 par value, 2,000,000 shares
     authorized, no shares issued or outstanding............        --           --
  Common stock, $.001 par value, 20,000,000 shares
     authorized, 11,470,000 shares issued and outstanding...        11           11
  Capital in excess of par value............................    22,001       22,001
  Retained earnings.........................................     7,946        5,853
                                                               -------      -------
          Total stockholders' equity........................    29,958       27,865
                                                               -------      -------
          Total liabilities and stockholders' equity........   $49,830      $48,170
                                                               =======      =======

   The accompanying notes are an integral part of these financial statements.

                          HEALTHCARE RECOVERIES, INC.

                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
Revenues....................................................  $11,196     $8,917
Cost of services............................................    5,259      4,326
                                                              -------     ------
  Gross profit..............................................    5,937      4,591
Support expenses............................................    2,240      2,093
Depreciation and amortization...............................      509        245
                                                              -------     ------
  Operating income..........................................    3,188      2,253
Interest income.............................................      420        114
                                                              -------     ------
  Income before income taxes................................    3,608      2,367
Provision for income taxes..................................    1,515        992
                                                              -------     ------
Net income..................................................  $ 2,093     $1,375
                                                              =======     ======
Earnings per common share (basic and diluted)...............  $  0.18     $ 0.14
                                                              =======     ======

   The accompanying notes are an integral part of these financial statements.

                          HEALTHCARE RECOVERIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
Cash flows from operations:
Net income..................................................  $ 2,093     $1,375
Adjustments to reconcile net income to net cash provided by
  operations:
  Depreciation and amortization.............................      509        245
  Deferred income taxes.....................................       26       (330)
  Changes in operating assets and liabilities:
     Restricted cash........................................     (977)        75
     Accounts receivable....................................     (377)      (454)
     Other current assets...................................      (20)      (249)
     Other assets...........................................     (240)      (657)
     Trade accounts payable.................................     (509)        33
     Accrued expenses.......................................     (727)      (388)
     Funds due clients......................................      564        427
     Income taxes payable...................................      362         --
     Other liabilities......................................     (123)       173
                                                              -------     ------
          Net cash provided by operations...................      581        250
                                                              -------     ------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (1,433)       (53)
                                                              -------     ------
          Net cash used in investing activities.............   (1,433)       (53)
                                                              -------     ------
Cash flows from financing activities:
  Distributions to Medaphis Corporation.....................       --       (125)
                                                              -------     ------
          Net cash used in financing activities.............       --       (125)
                                                              -------     ------
Net (decrease) increase in cash and cash equivalents........     (852)        72
Cash and cash equivalents, beginning of period..............   24,674         53
                                                              -------     ------
Cash and cash equivalents, end of period....................  $23,822     $  125
                                                              =======     ======

   The accompanying notes are an integral part of these financial statements.

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

     The Company operated as an independent entity until August 28, 1995 when the Company was merged with and into a subsidiary of Medaphis Corporation ("Medaphis") in a transaction accounted for as a pooling of interests (the "Merger"). Prior to the Merger, the Company's redeemable convertible preferred stock was converted to common stock. As of the effective time of the Merger, each share of the then issued and outstanding Company common stock was exchanged for Medaphis common stock. Employee stock options of the Company outstanding at the effective time of the Merger were also substituted with similar options of Medaphis common stock. Subsequent to the Merger, Medaphis recapitalized the Company effectively canceling all but 100 shares of common stock as collateral for Medaphis' bank debt, and made the Company a guarantor for Medaphis' bank debt.

     On May 21, 1997, the Company completed its initial public offering (the "Offering") of 9,800,000 shares of common stock, excluding 200,000 shares granted by the Company to certain members of the Company's executive management upon consummation of the Offering. All the shares were sold by Medaphis. As a result, the Company received no proceeds from the sale of shares in the Offering. On June 9, 1997, the Company sold 1,470,000 shares of common stock to the underwriters of the Offering under an over-allotment option, resulting in proceeds to the Company of approximately $19.2 million.

     The accompanying financial statements are presented in a condensed format and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual financial statements. Accordingly, for further information, the reader of this Form 10-Q may wish to refer to the Company's audited financial statements as of and for the year ended December 31, 1997, contained in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1997.

     The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair presentation of interim results. All such adjustments are of a normal and recurring nature.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

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

                          HEALTHCARE RECOVERIES, INC.

                                  (UNAUDITED)

3. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and requires presentation of both basic and diluted earnings per share for both interim and annual periods ending after December 15, 1997. The results for basic and diluted earnings per share amounts computed under the provisions of SFAS 128 for the year ended December 31, 1998 and 1997, are the same as earnings per common and common equivalent share as reported in the Company's Annual Report on Form 10-K. Basic and diluted earnings per share for the three months ended March 31, 1998 and 1997 are $0.18 per share and $0.14 per share, respectively.

     The table below sets forth a reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations (dollars in thousands, except per share results):

                                                      NET
                                                     INCOME       SHARES     PER-SHARE RESULTS
                                                   ----------   ----------   -----------------
QUARTER ENDED MARCH 31, 1998:
Basic earnings per common share..................    $2,093     11,470,000         $0.18
Effect of dilutive stock options.................        --        156,440            --
Diluted earnings per common share................    $2,093     11,626,440         $0.18
QUARTER ENDED MARCH 31, 1997:
Basic earnings per common share..................    $1,375      9,800,000         $0.14
Effect of dilutive stock options.................        --             --            --
Diluted earnings per common share................    $1,375      9,800,000         $0.14

4. CHANGES IN ACCOUNTING STANDARDS

     The Company adopted, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," on January 1, 1998. Based on the Company's current operations, these new standards, which are primarily disclosure oriented, did not have a material impact on the Company's financial condition, results of operations or cash flows. Comprehensive income of the Company for the three months ended March 31, 1998 and 1997 is the same as net income presented in the accompanying condensed statements of income.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of internal and external costs incurred to develop or obtain computer software for internal use. The Company elected adoption of SOP 98-1 as of January 1, 1998.

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

     For a typical new client, it takes three to six months from the contract signing (when the lives are "sold") to complete the construction of electronic data interfaces necessary for the Company to begin service; at this point, the new client is considered "installed." During the installation period, the Company must also hire and train qualified staff necessary to provide contractual services. After installation, HRI receives data from the client from which it creates an inventory of backlog.

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

     The Company is paid a contingency fee from the amount of recoveries it makes from backlog on behalf of its clients. The Company's revenues are a function of subrogation recoveries and effective fee rates. Effective fee rates vary depending on the mix between recovery services provided and client fee schedules. The fee schedules for each client are separately negotiated and are based on the Company's standard fee rates, the services to be provided and anticipated volume of services. The Company grants volume discounts and negotiates a lower fee when it assumes backlog from a client because the client will have already completed some of the recovery work. Since the Company records expenses as costs are incurred and records revenues only when a file is settled, there is a significant lag between recording expense and revenue recognition.

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

RESULTS OF OPERATIONS

     The following tables present certain key operating indicators for the Company for the periods indicated:

                            KEY OPERATING INDICATORS
              (IN MILLIONS, EXCEPT FOR PERCENTAGES AND EMPLOYEES)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Cumulative lives sold, beginning of period..................    38.5       29.5
  Lives from existing client growth.........................    (0.5)       0.0
  Lives added from contracts with existing clients..........     0.7        1.3
  Lives added from contracts with new clients...............     0.1        0.1
                                                              ------     ------
Cumulative lives sold, end of period........................    38.8(1)    30.9
                                                              ======     ======
Lives installed.............................................    36.6(1)    30.2
Backlog(2)..................................................  $692.8     $568.7
Subrogation recoveries......................................  $ 41.1     $ 33.7
Throughput(3)...............................................     6.0%       6.1%
Effective fee rate..........................................    27.2%      26.4%
Subrogation revenues........................................  $ 11.2     $  8.9
Employees:
  Direct operations.........................................     409        324
  Support...................................................      94         79
                                                              ------     ------
Total employees.............................................     503        403
                                                              ======     ======

---------------

(1) In April 1998, Oxford Health Plans notified the Company that it intended to cancel its contract effective June 8, 1998, which will reduce the Company's cumulative lives sold and lives installed at the end of the second quarter of 1998 by approximately 2.0 million. Under the Company's contract with this client, the Company retains the right to work the client's existing backlog as of June 8, 1998.
(2) Backlog represents the total dollar amount of potentially recoverable claims that the Company was pursuing on behalf of clients as of March 31, 1997 and 1998.
(3) Throughout equals recoveries for the period divided by the average of backlog at the beginning and end of the period presented.

     The following table presents, for the periods indicated, certain items in the statements of income as a percentage of subrogation revenue:

          STATEMENTS OF INCOME AS A PERCENTAGE OF SUBROGATION REVENUES

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998        1997
                                                              ------      ------
Subrogation revenues........................................  100.0%      100.0%
Cost of services............................................   47.0        48.5
Support expenses............................................   20.0        23.5
Depreciation and amortization...............................    4.5         2.7
Operating income............................................   28.5        25.3
Income before income taxes..................................   32.2        26.5
Net income..................................................   18.7        15.4

  Three months ended March 31, 1998 compared to three months ended March 31,
1997

     Revenues. Revenues increased 25.6% to $11.2 million in the three months ended March 31, 1998 as compared with $8.9 million in the three months ended March 31, 1997. Growth in subrogation revenues occurred primarily because of the growth in subrogation recoveries from $33.7 million for the three months ended March 31, 1997 to $41.1 million for the three months ended March 31, 1998, a 22.0% increase.

     The increase in subrogation recoveries was due primarily to growth in backlog, attributable to a 21.2% increase in the number of lives installed. Backlog increased 21.8% to $692.8 million at March 31, 1998 from $568.7 million at March 31, 1997. The Company obtained subrogation recoveries at a throughput rate of 6.0% of backlog for the three months ended March 31, 1998 and 6.1% for the same period in 1997.

     Cost of Services. Cost of services for the first quarter of 1998 was $5.3 million, an increase of 21.6% from $4.3 million in the three months ended March 31, 1997. The increase in cost of services for the three months ended March 31, 1998 resulted from installing additional lives, which requires increased processing activities, and correspondingly led to increased staffing and investigation costs. As a percentage of subrogation revenues, cost of services for the three months ended March 31, 1998 was 47.0%; a decrease from 48.5% in the three months ended March 31, 1997. The decline in cost of services as a percentage of subrogation revenues for the three months ended March 31, 1998 was a result of productivity improvements.

     Support Expenses. Support expenses increased 7.0%, to $2.2 million, for the three months ended March 31, 1998, from $2.1 million for the comparable period in 1997, due to hiring of additional support staff. Support expenses decreased as a percentage of subrogation revenues from 23.5% for the three months ended March 31, 1997 to 20.0% for the three months ended March 31, 1998. The decline in support expenses as a percentage of subrogation revenues resulted from improved economies of scale in the support functions and capitalization of $169,000 of software development costs associated with the upgrade of the SubroSystem. These costs were capitalized in the 1998 period in conjunction with the requirements under SOP 98-1.

     Depreciation and Amortization. Depreciation and amortization expenses increased 107.8%, to $509,000, for the three months ended March 31, 1998 from $245,000 for the comparable period in 1997, due mainly to the expenditures related to the upgrade of the SubroSystem.

     Interest Income. Interest income totaled $420,000 and $114,000 for the three months ended March 31, 1998 and 1997, respectively. The increase in interest income was a result of interest income earned on $19.2 million of proceeds from the issuance by the Company of 1,470,000 shares of common stock as of June 9, 1997 upon the exercise of the underwriters' over-allotment option.

     Tax. Provision for income taxes was approximately 42% of pre-tax income for the three months ended March 31, 1998 and 1997. The effective tax rates exceeded the U.S. statutory tax rate as a consequence of state and local taxes and non-deductible expenses.

     Net Income. Net income for the three months ended March 31, 1998 increased $0.7 million, or 52.2%, to $2.1 million, or $0.18 per share, from $1.4 million, or $0.14 per share, in the comparable period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's statements of cash flows for the three months ended March 31, 1998 and 1997 are summarized below:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                1998       1997
                                                              --------    ------
                                                                (IN THOUSANDS)
Net cash provided by operations.............................  $   581     $ 250
Net cash used in investing activities.......................   (1,433)      (53)
Net cash used in financing activities.......................       --      (125)
                                                              -------     -----
Net (decrease) increase in cash and cash equivalents........  $  (852)    $  72
                                                              =======     =====

     The Company had working capital of $23.7 million at March 31, 1998, including cash and cash equivalents of $23.8 million, compared with working capital of $22.9 million at December 31, 1997.

     Net cash provided by operations increased $331,000 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997, primarily as a result of timing of recurring cash receipts, disbursements related to accrued expenses and subrogation recoveries.

     Net cash used in investing activities primarily reflects the Company's capital expenditures for ongoing facility expansion and system enhancements, including computer hardware, to meet the requirements of the Company's growing revenue base.

     The Company spent $1.4 million in capital expenditures during the three months ended March 31, 1998 for facility expansion, computer hardware and the continuing upgrade of the subrogation system. Over the next 15 to 21 months, the Company anticipates total expenditures for such upgrade of approximately $2.4 million, of which $2.1 million to be spent on hardware and third-party software will be capitalized.

     Net cash provided by financing activities for the three months ended March 31, 1997 reflected the Company's ongoing distributions to Medaphis prior to the sale of the Company by Medaphis.

     In February 1998, the Company entered into a new $50 million senior secured revolving credit facility (the "Credit Facility") with a group of lenders. Principal amounts outstanding under the Credit Facility mature on January 31, 2001 and bear interest at the Company's option, at either: (i) the Prime Rate plus the applicable margin in effect or (ii) the Eurodollar Rate plus the applicable margin in effect. The applicable margin is determined in accordance with a Pricing Grid based on the Company's ratio of Consolidated Total Indebtedness to Consolidated EBITDA. The agreement contains usual and customary covenants including, but not limited to financial tests for interest coverage, net worth levels and leverage. The obligations under the Credit Facility are backed by substantially all of the Company's assets subject to certain permitted exceptions. As of March 31, 1998, the Company was in compliance with the covenants and there were no outstanding draws under the Credit Facility.

     By contract, with respect to its standard recovery services, the Company disburses recoveries to its clients on or before the 15th day of the month following the month in which recoveries are made. At March 31, 1998 and December 31, 1997, the Company reported on its balance sheet, as a current asset, restricted cash of $15.2 million and $14.2 million respectively, representing subrogation recoveries effected by HRI for its clients and as a current liability, funds due clients of $12.2 million and $11.6 million, respectively, representing recoveries to be distributed to clients, net of the fee earned on such recoveries.

     The Company believes that its available cash resources, together with the borrowings available under the Credit Facility, will be sufficient to meet its current operating requirements and internal development initiatives.

IMPACT OF CHANGES IN ACCOUNTING STANDARDS

     The Company adopted, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," on January 1, 1998. Based on the Company's current operations, these new standards, which are primarily disclosure oriented, did not have a material impact on the Company's financial condition, results of operations or cash flows. Comprehensive income of the Company for the quarters ended March 31, 1998 and 1997 is the same as net income presented in the accompanying condensed statements of income.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of internal and external costs incurred to develop or obtain computer software for internal use. The Company elected adoption of SOP 98-1 as of January 1, 1998.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Inapplicable

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 3.1  --   Amended and Restated Certificate of Incorporation of the
           Registrant (incorporated by reference to Exhibit 3.1 of
           Registrant's Amendment No. 2 to Registration Statement on
           Form S-1, File No. 333-23287).
 3.2  --   Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's Amendment No. 2 to Registration Statement on Form S-1, File No. 333-23287).
10.1  --   Credit Agreement, dated as of February 1, 1998, by and among the Registrant, the lending institutions named therein and
           National City Bank of Kentucky (incorporated by reference to
           Exhibit 10.12 to the Registrant's Annual Report on Form
           10-K, for the fiscal year ended December 31, 1997).
27.1  --   Financial Data Schedule (for SEC use only)
99.1  --   Healthcare Recoveries, Inc. Private Securities Litigation
           Reform Act of 1995 Safe Harbor Compliance Statement for
           Forward-Looking Statements (incorporated by reference to
           Exhibit 99.1 to the Registrant's Annual Report on Form 10-K,
           for the fiscal year ended December 31, 1997).

  (b) Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HEALTHCARE RECOVERIES, INC.

Date: May 15, 1998                                        /s/ PATRICK B. MCGINNIS
                                               ----------------------------------------------
                                                            Patrick B. McGinnis
                                                          Chairman, President and
                                                          Chief Executive Officer

Date: May 15, 1998                                         /s/ DOUGLAS R. SHARPS
                                               ----------------------------------------------
                                                             Douglas R. Sharps
                                                  Executive Vice President -- Finance and
                                                Administration, and Chief Financial Officer
                                                 (Principal Financial and Chief Accounting
                                                                  Officer)