Form 10-Q
period 1998-06-30
HEALTHCARE RECOVERIES INC
filed 1998-08-14
CIK 858629

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days     YES [X]     NO [ ]

     As of August 14, 1998, 11,499,247 shares of the registrant's Common Stock, $0.001 par value (the only class of Common Stock), were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HEALTHCARE RECOVERIES, INC.

                                   FORM 10-Q
                                  JUNE 30,1998

                                     INDEX

                                                              PAGE
                                                              ----
PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
  Condensed Balance Sheets as of June 30, 1998 and December
     31, 1997...............................................    3
  Condensed Statements of Operations for the three and six
     months ended June 30, 1998 and
     1997...................................................    4
  Condensed Statements of Cash Flows for the six months
     ended June 30, 1998 and 1997...........................    5
  Notes to Condensed Financial Statements...................    6
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    8
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................   13
PART II:  OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   14
Item 6. Exhibits and Reports on Form 8-K....................   14
Signatures..................................................   15

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY HEALTHCARE RECOVERIES, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HEALTHCARE RECOVERIES, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-Q, AND ARE HEREBY INCORPORATED BY REFERENCE HEREIN. HEALTHCARE RECOVERIES, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVIEW FORWARD-LOOKING STATEMENTS TO REFLECT CHANGES IN ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          HEALTHCARE RECOVERIES, INC.

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              JUNE 30,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 23,916     $ 24,674
  Restricted cash...........................................    17,072       14,207
  Accounts receivable, less allowance for doubtful accounts
     of $265 -- June 30, 1998 and $251 -- December 31,
     1997...................................................     2,718        2,507
  Other current assets......................................     1,098          676
                                                              --------     --------
          Total current assets..............................    44,804       42,064
                                                              --------     --------
Property and equipment, at cost:
  Furniture and fixtures....................................     2,375        2,177
  Office equipment..........................................     1,589        1,471
  Computer equipment........................................     7,012        5,066
  Leasehold improvements....................................       803          649
                                                              --------     --------
                                                                11,779        9,363
  Accumulated depreciation and amortization.................    (5,880)      (4,920)
                                                              --------     --------
                                                                 5,899        4,443
Other assets................................................     1,850        1,663
                                                              --------     --------
          Total assets......................................  $ 52,553     $ 48,170
                                                              ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $    696     $    986
  Accrued expenses..........................................     4,612        4,770
  Funds due clients.........................................    13,354       11,643
  Income taxes payable......................................       392        1,754
                                                              --------     --------
          Total current liabilities.........................    19,054       19,153
Other liabilities...........................................     1,370        1,152
                                                              --------     --------
          Total liabilities.................................    20,424       20,305
                                                              --------     --------
Contingencies
Stockholders' equity:
  Preferred stock, $.001 par value, 2,000,000 shares
     authorized, no shares issued or outstanding............        --           --
  Common stock, $.001 par value, 20,000,000 shares
     authorized, 11,470,000 shares issued and outstanding...        11           11
  Capital in excess of par value............................    22,001       22,001
  Retained earnings.........................................    10,117        5,853
                                                              --------     --------
          Total stockholders' equity........................    32,129       27,865
                                                              --------     --------
          Total liabilities and stockholders' equity........  $ 52,553     $ 48,170
                                                              ========     ========

   The accompanying notes are an integral part of these financial statements

                          HEALTHCARE RECOVERIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                                             JUNE 30,             JUNE 30,
                                                        ------------------   ------------------
                                                          1998      1997       1998      1997
                                                        --------   -------   --------   -------
Revenues..............................................  $ 12,025   $ 9,324   $ 23,221   $18,240
Cost of services......................................     5,612     4,359     10,871     8,685
                                                        --------   -------   --------   -------
          Gross profit................................     6,413     4,965     12,350     9,555
Support expenses......................................     2,524     2,213      4,764     4,305
Depreciation and amortization.........................       580       237      1,089       482
Non-recurring compensation charge.....................        --     2,848         --     2,848
                                                        --------   -------   --------   -------
          Operating income (loss).....................     3,309      (333)     6,497     1,920
Interest income.......................................       395       215        815       329
                                                        --------   -------   --------   -------
          Income (loss) before income taxes...........     3,704      (118)     7,312     2,249
Provision for income taxes............................     1,533     1,146      3,048     2,137
                                                        --------   -------   --------   -------
Net income (loss).....................................  $  2,171   $(1,264)  $  4,264   $   112
                                                        ========   =======   ========   =======
Earnings (loss) per common share (basic and
  diluted)............................................  $   0.19   $ (0.12)  $   0.37   $  0.01
                                                        ========   =======   ========   =======

   The accompanying notes are an integral part of these financial statements

                          HEALTHCARE RECOVERIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Cash flows from operations:
Net income..................................................  $ 4,264   $   112
Adjustment to reconcile net income to net cash provided by
  operations:
  Non-recurring compensation charge.........................       --     2,848
  Depreciation and amortization.............................    1,089       482
  Deferred income taxes.....................................       35      (612)
  Changes in operating assets and liabilities:
     Restricted cash........................................   (2,865)    4,851
     Accounts receivable....................................     (211)      (77)
     Other current assets...................................     (457)     (627)
     Other assets...........................................     (316)     (970)
     Trade accounts payable.................................     (290)      345
     Accrued expenses.......................................     (158)      610
     Funds due clients......................................    1,711    (3,966)
     Income taxes payable...................................   (1,362)      513
     Other liabilities......................................      218       454
                                                              -------   -------
          Net cash provided by operations...................    1,658     3,963
                                                              -------   -------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (2,416)     (375)
                                                              -------   -------
          Net cash used in investing activities.............   (2,416)     (375)
                                                              -------   -------
Cash flows from financing activities:
  Issuance of common stock..................................       --    19,194
  Distributions to Medaphis Corporation.....................       --    (2,253)
                                                              -------   -------
          Net cash provided by financing activities.........       --    16,941
                                                              -------   -------
Net (decrease) increase in cash and cash equivalents........     (758)   20,529
Cash and cash equivalents, beginning of period..............   24,674        53
                                                              -------   -------
Cash and cash equivalents, end of period....................  $23,916   $20,582
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

     The Company operated as an independent entity until August 28, 1995 when the Company was merged with and into a subsidiary of Medaphis Corporation ("Medaphis") in a transaction accounted for as a pooling of interests (the "Merger"). Prior to the Merger, the Company's redeemable convertible preferred stock was converted to common stock. As of the effective time of the Merger, each share of the then issued and outstanding Company common stock was exchanged for Medaphis common stock. Employee stock options of the Company outstanding at the effective time of the Merger were also substituted with similar options on common stock. Subsequent to the Merger, Medaphis recapitalized the Company effectively canceling all but 100 shares of common stock used as collateral for Medaphis' bank debt, and made the Company a guarantor for Medaphis' bank debt.

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

     The accompanying financial statements are presented in a condensed format and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual financial statements. Accordingly, for further information, the reader of this Form 10-Q may wish to refer to the Company's audited financial statements as of and for the year ended December 31, 1997, contained in the Company's Form 10-K, filed on March 31, 1998 (file no. 0-22585).

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

3.  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS 128 specifies the computation,

                          HEALTHCARE RECOVERIES, INC.

presentation, and disclosure requirements for earnings per share and requires presentation of both basic and fully diluted earnings per share for both interim and annual periods ended after December 15, 1997.

     The table below sets forth a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per common share calculations (dollars and shares in thousands, except per share results):

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  -------------------   -----------------
                                                    1998       1997      1998      1997
                                                  --------   --------   -------   -------
Weighted average number of common shares
  outstanding...................................   11,470     10,243     11,470    10,023
Add: Dilutive stock options.....................      112         --        136        20
                                                  -------    -------    -------   -------
Number of common and common equivalent shares
  outstanding...................................   11,582     10,243     11,606    10,043
                                                  =======    =======    =======   =======
Net earnings (loss) for basic and diluted
  earnings (loss) per share.....................  $ 2,171    $(1,264)   $ 4,264   $   112
Earnings (loss) per share:
  Basic.........................................  $  0.19    $ (0.12)   $  0.37   $  0.01
                                                  =======    =======    =======   =======
  Diluted.......................................  $  0.19    $ (0.12)   $  0.37   $  0.01
                                                  =======    =======    =======   =======

     For the three and six month periods ended June 30, 1998, options to purchase 314,600 and 181,050 shares, respectively, were not included in the computation of earnings per common share -- assuming dilution because the options' exercise prices exceeded the average price of the common shares during the respective periods. For the quarter ended June 30, 1997, options to purchase 27,000 shares were not included in the computation of earnings per common share -- assuming dilution because inclusion of these options would be anti-dilutive due to the net loss for the period.

4.  CHANGES IN ACCOUNTING STANDARDS

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," on January 1, 1998. Based on the Company's current operations, these new standards, which are primarily disclosure oriented, did not have a material impact on the presentation of the Company's financial condition, results of operations or cash flows. Comprehensive income of the Company for the three and six months ended June 30, 1998 and 1997 is the same as net income presented in the accompanying condensed statements of income.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of internal and external costs incurred to develop or obtain computer software for internal use. The Company elected adoption of SOP 98-1 as of January 1, 1998. For the three and six months ended June 30, 1998, the Company capitalized $100,000 and $269,000, respectively, of certain software development costs associated with the upgrade of the SubroSystem. These costs were capitalized in conjunction with the requirements under SOP 98-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Healthcare Recoveries, Inc. (hereinafter referred to as "HRI" or the "Company") provides insurance subrogation and related recovery services to the private healthcare payor industry. HRI's services comprise the complete outsourcing of the identification, investigation and recovery of accident-related medical benefits incurred by its clients for which other persons or entities have primary responsibility. The rights of HRI's clients to recover the value of these medical benefits, arising by law or contract, are known generally as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance.

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

RESULTS OF OPERATIONS

     The following tables present certain key operating indicators for the Company for the periods indicated:

                            KEY OPERATING INDICATORS
              (IN MILLIONS, EXCEPT FOR PERCENTAGES AND EMPLOYEES)

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   JUNE 30,               JUNE 30,
                                              -------------------     -----------------
                                               1998        1997        1998       1997
                                              -------     -------     ------     ------
Cumulative lives sold, beginning of
  period....................................    38.8        30.9        38.5       29.5
  Lives from existing client growth.........    (2.6)        0.9        (3.1)       0.9
  Lives added from contracts with existing
     clients................................     0.2         1.0         0.9        2.3
  Lives added from contracts with new
     clients................................     1.9         1.5         2.0        1.6
                                              ------      ------      ------     ------
Cumulative lives sold, end of period........    38.3(1)     34.3        38.3(1)    34.3
                                              ======      ======      ======     ======
Lives installed.............................    35.7(1)     32.7        35.7(1)    32.7
Backlog(2)..................................  $737.3      $599.6      $737.3     $599.6
Subrogation recoveries......................  $ 43.7      $ 34.1      $ 84.8     $ 67.8
Throughput(3)...............................     6.1%        5.8%       12.1%      12.0%
Effective fee rate..........................    27.5%       27.3%       27.4%      26.9%
Subrogation revenues........................  $ 12.0      $  9.3      $ 23.2     $ 18.2
Employees:
  Direct operations.........................     404         326         404        326
  Support...................................      98          78          98         78
                                              ------      ------      ------     ------
          Total employees...................     502         404         502        404
                                              ======      ======      ======     ======

---------------

(1) The decline in lives sold and installed is mainly attributable to the loss of 2.0 million Oxford Health Plans' lives that were previously reported last quarter and 600,000 lives from Healthsource, which was acquired by CIGNA. See "Concentration of Clients."
(2) Backlog represents the total dollar amount of potentially recoverable claims that the Company was pursuing on behalf of its clients as of June 30, 1997 and 1998.
(3) Throughput equals recoveries for the period divided by the average of backlog at the beginning and end of the period presented.

     The following table presents, for the periods indicated, certain items in the statements of operations as a percentage of revenue:

              STATEMENTS OF OPERATIONS AS A PERCENTAGE OF REVENUES

                                                        THREE MONTHS     SIX MONTHS
                                                            ENDED           ENDED
                                                          JUNE 30,        JUNE 30,
                                                        -------------   -------------
                                                        1998    1997    1998    1997
                                                        -----   -----   -----   -----
Revenues..............................................  100.0%  100.0%  100.0%  100.0%
Cost of services......................................   46.7    46.8    46.8    47.6
Support expenses......................................   21.0    23.7    20.5    23.6
Depreciation and amortization.........................    4.8     2.5     4.7     2.6
Operating income (loss)...............................   27.5    (3.6)   28.0    10.5
Income (loss) before income taxes.....................   30.8    (1.3)   31.5    12.3
Net income (loss).....................................   18.1   (13.6)   18.4     0.6

  Three and six months ended June 30, 1998 compared to three and six months ended June 30, 1997

     Revenues. Revenues increased 29.0% to $12.0 million in the three months ended June 30, 1998 as compared with $9.3 million in the three months ended June 30, 1997, and increased 27.3% to $23.2 million in the six months ended June 30, 1998 as compared with $18.2 million in the comparable period in 1997. Growth in subrogation revenues occurred primarily because of the growth in subrogation recoveries from $34.1 million for the three months ended June 30, 1997 to $43.7 million for the three months ended June 30, 1998, a 28.2% increase, and from $67.8 million for the six months ended June 30, 1997 to $84.8 million for the comparable period in 1998, a 25.1% increase.

     The increase in subrogation recoveries was due primarily to growth in backlog, attributable to a 9.2% increase in the number of lives installed. Backlog increased 23.0% to $737.3 million at June 30, 1998 from $599.6 million at June 30, 1997. The Company obtained subrogation recoveries at a throughput rate of 6.1% of backlog for the three months ended June 30, 1998 and 5.8% for the same period in 1997.

     Cost of Services. Cost of services for the second quarter of 1998 was $5.6 million, an increase of 28.7% from $4.4 million in the three months ended June 30, 1997, and was $10.9 million for the six months ended June 30, 1998, an increase of 25.2% from $8.7 million for the comparable period in 1997. The increase in cost of services for the three and six months ended June 30, 1998 resulted from installing additional lives, which requires increased processing activities, and correspondingly led to increased staffing and investigation cost. As a percentage of subrogation revenues, cost of services for the three months ended June 30, 1998 was 46.7%; a decrease from 46.8% in the three months ended June 30, 1997, and for the six months ended June 30, 1998 was 46.8%, a decrease from 47.6% for the comparable period in 1997. The decline in cost of services as a percentage of subrogation revenues for the three and six months ended June 30, 1998 was a result of productivity improvements.

     Support Expenses. Support expenses increased 14.0%, to $2.5 million, for the three months ended June 30, 1998, from $2.2 million for the comparable period in 1997, and 10.7%, to $4.8 million, for the six months ended June 30, 1998 from $4.3 million in 1997, due to hiring of additional support staff. Support expenses decreased as a percentage of revenues from 23.7% for the three months ended June 30, 1997 to 21.0% for the three months ended June 30, 1998, and from 23.6% for the six months ended June 30, 1997 to 20.5% for the comparable period in 1998. The decline in support expenses as a percentage of subrogation revenues resulted from improved economies of scale in the support functions and capitalization of $100,000 and $269,000, respectively, of certain software development costs associated with the upgrade of the SubroSystem for the three and six months ended June 30, 1998, respectively. These costs were capitalized in conjunction with the requirements under SOP 98-1

     Compensation Charge. In connection with the divestiture of the Company by Medaphis in May 1997, the Company incurred a one-time $2.8 million non-cash, non-recurring compensation charge from the issuance by the Company of 200,000 shares of common stock to the Company's management as a bonus for the successful completion of the sale of the Company by Medaphis. These shares represented 2% of the 10,000,000 shares of common stock outstanding after the initial public offering that closed on May 28, 1997 and 1.7% of the 11,470,000 shares of common stock outstanding after the sale of 1,470,000 newly issued shares upon exercise of the underwriters' over-allotment option.

     Depreciation and Amortization. Depreciation and amortization expenses increased 144.7%, to $580,000 for the three months ended June 30, 1998 from $237,000 for the comparable period in 1997, and increased 125.9% to $1,089,000 for the six months ended June 30, 1998 from $482,000 in the comparable period in 1997, due mainly to the expenditures related to the upgrade of the SubroSystem.

     Interest Income. Net interest income totaled $395,000 and $215,000 for the three months ended June 30, 1998 and 1997, respectively, and $815,000 and $329,000 for the six months ended June 30, 1998 and 1997, respectively. The increase in interest income was a result of interest income earned on $19.2 million of proceeds from the issuance by the Company of 1,470,000 shares of common stock as of June 9, 1997 upon the exercise of the underwriters' over-allotment option.

     Tax. Provisions for income taxes were 41.4% for the three month ended June 30, 1998 and 42.0% of pre-tax income, excluding the non-cash non-recurring compensation charge, for the three months ended June 30, 1997, and 41.7% and 42.0% for the six months ended June 30, 1998 and 1997, respectively. The decrease in tax rate is mainly due to tax exempt interest income from certain investments. The effective tax rates exceeded the U.S. statutory tax rate as a consequence of state and local taxes and non-deductible expenses.

     Net Income. Recurring net income for the three months ended June 30, 1998 increased $587,000, or 37.1%, to $2.2 million, or $0.19 per share, from $1.6 million, or $0.15 per share, in the comparable period of 1997, and for the six months ended June 30, 1998 increased $1.3 million, or 44.1%, to $4.3 million, or $0.37 per share, from $3.0 million, or $0.29 per share, in the comparable period in 1997. In each case, recurring net income excludes a $2.8 million non-cash, non-recurring compensation charge in the second quarter of 1997. Net income as reported for the three months ended June 30, 1998 was $2.2 million, or $0.19 per share, compared to a net loss of $1.3 million, or $0.12 per share, for the same period in 1997. Net income as reported for the six months ended June 30, 1998 was $4.3 million, or $0.37 per share, compared to $112,000, or $0.01 per share, for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's statements of cash flows for the six months ended June 30, 1998 and 1997 are summarized below:

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                   (IN THOUSANDS)
Net cash provided by operations.............................  $  1,658   $  3,963
Net cash used in investing activities.......................    (2,416)      (375)
Net cash provided by financing activities...................        --     16,941
                                                              --------   --------
Net (decrease) increase in cash and cash equivalents........  $   (758)  $ 20,529
                                                              ========   ========

     The Company had working capital of $25.8 million at June 30, 1998, including cash and cash equivalents of $23.9 million, compared with working capital of $22.9 million at December 31, 1997.

     Net cash provided by operations decreased $2.3 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997, primarily as a result of timing of recurring cash receipts and disbursements related to accrued expenses and subrogation recoveries.

     Net cash used in investing activities primarily reflects the Company's capital expenditures for ongoing facility expansion and system enhancements, including computer hardware, to meet the requirements of the Company's growing revenue base.

     The Company spent $2.4 million in capital expenditures during the six months ended June 30, 1998 for facility expansion, computer hardware and the planned upgrade of the SubroSystem. Over the next 12 to 18 months, the Company anticipates total expenditures for such upgrade of approximately $1.9 million, of which $1.6 million to be spent on hardware and third-party software will be capitalized.

     Net cash provided by financing activities for the six months ended June 30, 1997 reflected the over-allotment offset by the Company's ongoing distributions to Medaphis prior to the sale of the Company by Medaphis.

     In February 1998, the Company entered into a new $50 million senior secured revolving credit facility (the "Credit Facility") with a group of lenders. Principal amounts outstanding under the Credit Facility mature on January 31, 2001 and bear interest at the Company's option, at either: (i) the Prime Rate plus the applicable margin in effect or (ii) the Eurodollar Rate plus the applicable margin in effect. The applicable margin is determined in accordance with a Pricing Grid based on the Company's ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The agreement contains usual and customary covenants including, but not limited to financial tests for interest coverage, net worth levels and leverage. The obligations under the Credit Facility are backed by substantially all of the Company's assets subject to certain permitted exceptions. The agreement also contains a material adverse change clause. As of June 30, 1998 the Company was in compliance with the covenants and there were no outstanding draws under the Credit Facility.

     By contract, with respect to its standard recovery services, the Company disburses recoveries to its clients on or before the 15th day of the month following the month in which recoveries are made. At June 30, 1998 and December 31, 1997, the Company reported on its balance sheet, as a current asset, restricted cash of $17.1 million and $14.2 million respectively, representing subrogation recoveries effected by HRI for its clients and as a current liability, funds due clients of $13.4 million and $11.6 million, respectively, representing recoveries to be distributed to clients, net of the fee earned on such recoveries.

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

CONCENTRATION OF CLIENTS

     The Company's clients includes national and regional healthcare payors, large third-party administrators or self-insured corporations. The Company's three largest clients represented 31%, 9% and 9% of the Company's revenues in 1997 and 25%, 9% and 8% for the six months ended June 30, 1998. The loss of one or more of these accounts could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's revenues are earned under written contracts with its clients that provide for contingency fees from recoveries under a variety of pricing regimes. These contracts are generally terminable on 60 to 180 days' notice by either party. However, the Company's contracts provide that in the event of termination, the Company is generally entitled to complete the recovery process on the backlog for that client. During the six months ended June 30, 1998, HRI covered approximately
38.3 million lives, a decrease of 200,000 lives from December 31, 1997. This decline resulted from the previously reported loss of 2.0 million lives from Oxford Health Plans and of 600,000 lives from Healthsource, which was acquired by CIGNA. The Healthsource contract was terminated by CIGNA, who is not an HRI client, in order to consolidate vendors. Compared to last year, lives sold at the end of the current quarter increased 4.0 million, or 12%, over the end of the same quarter a year ago. Consistent with these changes in lives sold, installed lives grew by 3.0 million over the end of the comparable quarter last year, a 9% increase, but decreased by 900,000, or 2%, over the end of the prior quarter.

YEAR 2000 COMPUTER ISSUES

     The year 2000 presents a problem for computer systems (software and hardware) that were not designed to handle any dates beyond the year 1999. The problem is pervasive and complex because virtually every computer operation will be affected in some way by the rollover of the last two digits of the year to "00." In consequence, any such software and hardware will need to be modified some time prior to January 1, 1999 in order to remain functional. Computer systems that do not properly handle this rollover could generate erroneous data or fail to function.

     The Company has initiated a company-wide program to identify and address the modifications to or replacements of computer code (including data received from clients), hardware and office equipment, the testing, and the implementation procedures necessary to achieve year 2000 readiness ("Y2K Readiness" or descriptively, "Y2K Ready"). As a result of this program, 9 different areas or functions within the Company have been surveyed in order first, to identify software and hardware that are not presently Y2K Ready, and second, to establish a schedule for remediation or replacement of the items of software and hardware that are not Y2K Ready.

     The Company has completed its identification of the elements of its software and hardware that are not Y2K Ready. Included among these elements are certain fields contained in SubroSystem, the Company's on-line subrogation system. The first date of failure for all of these items of software and hardware, including SubroSystem, is January 1, 2000. The completion date for replacement or remediation of all elements of Company software and hardware that are not Y2K Ready, including SubroSystem, is June 30, 1999. To date, the costs of the Company's efforts to achieve Y2K Readiness have not been material, and the Company believes that the future costs to complete its program to become Y2K Ready will not be material.

     Management believes that the greatest risk posed to the Company's Y2K Readiness lies in the possible failure of its clients and other members of the healthcare payor industry to achieve Y2K Readiness. The Company relies on its clients to provide electronic claims data, through electronic data interfaces, as the source of information from which the Company identifies potentially recoverable claims. If clients are unable to provide such data because they are not Y2K Ready, the Company could suffer a slow-down in its recovery efforts, impairing its ability to make the recoveries from which it derives its revenue. Moreover, to the extent that payors which are potential clients fail to achieve Y2K Readiness, HRI's ability to sell to and to install such payors may also be impaired. With respect to current clients, HRI has undertaken a survey of each client's state of Y2K Readiness. The Company has not, to date, received its clients' responses to this survey, and is therefore unable to form an opinion as to the present level of this risk. Furthermore, the Company is unaware of any survey speaking to the Y2K Readiness of the healthcare payor industry at-large, and is thus unable to assess the magnitude of this risk with respect to potential clients.

     The Company's contingency planning calls for, among other things, early identification of alternative means of obtaining electronic claims data should the existing electronic data interfaces with clients fail. However, the Company does not at present have a developed contingency plan for dealing with clients that, because of a failure to achieve Y2K Readiness, are unable to process healthcare claims electronically. This contingency planning will occur on an as needed, client-specific basis, as part of the client assessment process described above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Inapplicable

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 4, 1998. Of the 11,470,000 shares of common stock outstanding and entitled to vote at this meeting, 9,377,595 were represented at the meeting in person or by proxy. The following matters were voted upon.

          (a) The following members were elected to the Board of Directors to hold office for a three year term:

                 NOMINEE                   SHARE VOTED FOR   SHARES WITHHELD   TERM
                 -------                   ---------------   ---------------   ----
John H. Newman...........................     9,377,240            355         2001
Chris B. Van Arsdel......................     9,377,240            355         2001

          The Company's other directors continuing after the Annual Meeting are as follows:

              William C. Ballard, Jr.
              Jill L. Force
              Patrick B. McGinnis
              Elaine J. Robinson

          (b) The ratification of the appointment of Coopers & Lybrand LLP as independent public accountants of the Company to serve for 1998. The result of the vote was 9,377,240 shares favor, 200 shares opposed and 155 shares withheld. Accordingly, the appointment of PricewaterhouseCoopers LLP was ratified.

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
           Reform Act of 1995 Safe Harbor Compliance Statement for
           Forward-Looking Statements.

  (b) Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HEALTHCARE RECOVERIES, INC.

  Date: August 14, 1998                         /s/ PATRICK B. MCGINNIS

                                          --------------------------------------
                                                   Patrick B. McGinnis
                                                 Chairman, President and
                                                 Chief Executive Officer

  Date: August 14, 1998                          /s/ DOUGLAS R. SHARPS

                                          --------------------------------------
                                                    Douglas R. Sharps
                                           Executive Vice President -- Finance
                                                           and
                                           Administration, and Chief Financial
                                                         Officer
                                              (Principal Financial and Chief
                                                   Accounting Officer)