Form 10-Q
period 1998-09-30
HEALTHCARE RECOVERIES INC
filed 1998-11-13
CIK 858629

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 13, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)

      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                               OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO.: 0-22585

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

                                 (505) 454-1340
               Registrant's Telephone Number, Including Area Code

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 12, 1998, 11,499,247 shares of the registrant's Common Stock, $0.001 par value (the only class of Common Stock) were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HEALTHCARE RECOVERIES, INC.

                                   FORM 10-Q
                               SEPTEMBER 30, 1998

                                     INDEX

                                                              PAGE
                                                              ----
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
  Condensed Balance Sheets as of September 30, 1998 and
     December 31, 1997......................................    1
  Condensed Statements of Income for the three and nine
     months ended September 30, 1998 and 1997...............    2
  Condensed Statements of Cash Flows for the nine months
     ended September 30, 1998 and 1997......................    3
  Notes to Condensed Financial Statements...................    4
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    6
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................   11
PART II: OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K....................   12
Signatures..................................................   13

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY HEALTHCARE RECOVERIES, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HEALTHCARE RECOVERIES, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-Q, AND ARE HEREBY INCORPORATED BY REFERENCE HEREIN. HEALTHCARE RECOVERIES, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVIEW FORWARD-LOOKING STATEMENTS TO REFLECT CHANGES IN ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          HEALTHCARE RECOVERIES, INC.

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................     $28,003        $24,674
  Restricted cash...........................................      16,001         14,207
  Accounts receivable, less allowance for doubtful accounts
     of $265 -- September 30, 1998 and $251 -- December 31,
     1997...................................................       3,129          2,507
  Other current assets......................................       1,065            676
                                                                 -------        -------
          Total current assets..............................      48,198         42,064
                                                                 -------        -------
Property and equipment, at cost:
  Furniture and fixtures....................................       2,462          2,177
  Office equipment..........................................       1,715          1,471
  Computer equipment........................................       7,262          5,066
  Leasehold improvements....................................         830            649
                                                                 -------        -------
                                                                  12,269          9,363
  Accumulated depreciation and amortization.................      (6,412)        (4,920)
                                                                 -------        -------
                                                                   5,857          4,443
Other assets................................................       1,753          1,663
                                                                 -------        -------
          Total assets......................................     $55,808        $48,170
                                                                 =======        =======
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................     $   885        $   986
  Accrued expenses..........................................       4,802          4,770
  Funds due clients.........................................      12,311         11,643
  Income taxes payable......................................       1,840          1,754
                                                                 -------        -------
          Total current liabilities.........................      19,838         19,153
Other liabilities...........................................       1,192          1,152
                                                                 -------        -------
          Total liabilities.................................      21,030         20,305
                                                                 -------        -------
Contingencies Stockholders' equity:
  Preferred stock, $.001 par value, 2,000,000 shares
     authorized, no shares issued or outstanding............          --             --
  Common stock, $.001 par value, 20,000,000 shares
     authorized, 11,499,247 -- September 30, 1998 and
     11,470,000 -- December 31, 1997 shares issued and
     outstanding............................................          11             11
Capital in excess of par value..............................      22,373         22,001
Retained earnings...........................................      12,394          5,853
                                                                 -------        -------
          Total stockholders' equity........................      34,778         27,865
                                                                 -------        -------
          Total liabilities and stockholders' equity........     $55,808        $48,170
                                                                 =======        =======

   The accompanying notes are an integral part of these financial statements

                          HEALTHCARE RECOVERIES, INC.

                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                               SEPTEMBER 30,        SEPTEMBER 30,
                                                            -------------------   -----------------
                                                              1998       1997      1998      1997
                                                            --------   --------   -------   -------
Revenues..................................................  $12,719    $10,180    $35,940   $28,421
Cost of services..........................................    5,667      4,762     16,538    13,447
                                                            -------    -------    -------   -------
          Gross profit....................................    7,052      5,418     19,402    14,974
Support expenses..........................................    3,003      2,332      7,767     6,638
Depreciation and amortization.............................      612        317      1,701       799
Non-recurring compensation charge.........................       --         --         --     2,848
                                                            -------    -------    -------   -------
          Operating income................................    3,437      2,769      9,934     4,689
Interest income...........................................      428        411      1,243       740
                                                            -------    -------    -------   -------
          Income before income taxes......................    3,865      3,180     11,177     5,429
Provision for income taxes................................    1,588      1,341      4,636     3,479
                                                            -------    -------    -------   -------
Net income................................................  $ 2,277    $ 1,839    $ 6,541   $ 1,950
                                                            =======    =======    =======   =======
Basic earnings per common share...........................  $  0.20    $  0.16    $  0.57   $  0.19
                                                            =======    =======    =======   =======
Diluted earnings per common share.........................  $  0.20    $  0.16    $  0.57   $  0.18
                                                            =======    =======    =======   =======

   The accompanying notes are an integral part of these financial statements

                          HEALTHCARE RECOVERIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (IN THOUSANDS)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Cash flows from operations:
Net income..................................................  $ 6,541   $ 1,950
Adjustment to reconcile net income to net cash provided by
  operations:
  Non-recurring compensation charge.........................       --     2,848
  Depreciation and amortization.............................    1,701       799
  Deferred income taxes.....................................       54      (891)
  Changes in operating assets and liabilities:
     Restricted cash........................................   (1,794)    4,894
     Accounts receivable....................................     (622)     (660)
     Other current assets...................................     (424)     (654)
     Other assets...........................................     (318)     (944)
     Trade accounts payable.................................     (101)     (103)
     Accrued expenses.......................................       32     1,031
     Funds due clients......................................      668    (3,538)
     Income taxes payable...................................       86     2,306
     Other liabilities......................................       40      (109)
                                                              -------   -------
          Net cash provided by operations...................    5,863     6,929
                                                              -------   -------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (2,906)   (1,442)
                                                              -------   -------
          Net cash used in investing activities.............   (2,906)   (1,442)
                                                              -------   -------
Cash flows from financing activities:
  Issuance of common stock..................................      372    19,194
  Distributions to Medaphis Corporation.....................       --    (2,249)
                                                              -------   -------
          Net cash provided by financing activities.........      372    16,945
                                                              -------   -------
Net increase in cash and cash equivalents...................    3,329    22,432
Cash and cash equivalents, beginning of period..............   24,674        53
                                                              -------   -------
Cash and cash equivalents, end of period....................  $28,003   $22,485
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

     On May 21, 1997, the Company completed its initial public offering (the "Offering") of 9,800,000 shares of common stock, excluding 200,000 shares granted by the Company to certain members of the Company's executive management upon consummation of the Offering. As a result of Medaphis selling all of the shares, the Company received no proceeds from the sale of shares in the Offering. On June 9, 1997, the Company sold 1,470,000 shares of common stock to the underwriters of the Offering under an over-allotment option, resulting in proceeds to the Company of approximately $19.2 million.

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

     The table below sets forth a reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations (dollars and shares in thousands, except per share results):

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                    -------------------   -----------------
                                                      1998       1997      1998      1997
                                                    --------   --------   -------   -------
Weighted average number of common shares
  outstanding.....................................   11,497     11,470     11,479    10,511
Add: Dilutive stock options.......................        1        176         94        72
                                                    -------    -------    -------   -------
Number of common and common equivalent shares
  outstanding.....................................   11,498     11,646     11,573    10,583
                                                    =======    =======    =======   =======
Net earnings for basic and diluted earnings per
  share...........................................  $ 2,277    $ 1,839    $ 6,541   $ 1,950
Earnings per share:
  Basic...........................................  $  0.20    $  0.16    $  0.57   $  0.19
                                                    =======    =======    =======   =======
  Diluted.........................................  $  0.20    $  0.16    $  0.57   $  0.18
                                                    =======    =======    =======   =======

     For the three and nine month periods ended September 30, 1998, options to purchase 1,075,676 and 172,068 shares, respectively, were not included in the computation of earnings per common share because the options' exercise prices exceeded the average price of the common diluted shares during the respective periods.

4.  CHANGES IN ACCOUNTING STANDARDS

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," on January 1, 1998. Based on the Company's current operations, these new standards, which are primarily disclosure oriented, did not have a material impact on the presentation of the Company's financial condition, results of operations or cash flows. Comprehensive income of the Company for the three and nine months ended September 30, 1998 and 1997 is the same as net income presented in the accompanying condensed statements of income.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of internal and external costs incurred to develop or obtain computer software for internal use. The Company elected adoption of SOP 98-1 as of January 1, 1998. For the three and nine months ended September 30, 1998, the Company capitalized $131,000 and $400,000, respectively, of certain software development costs associated with the upgrade of the SubroSystem.

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

     "Backlog" is the total dollar amount of potentially recoverable claims that the Company is pursuing on behalf of its clients at a given point in time. These claims are gross figures, prior to estimates of claim settlement and rejection. Backlog increases when the Company opens new files of potentially recoverable claims and decreases when files of claims are recovered or, after further investigation, determined to be non-recoverable. Historically, subrogation recoveries (the amount actually recovered for its clients prior to the Company's fee) have been produced from the backlog in a generally predictable cycle, because any group of potential recoveries that has been sufficiently large in number to display statistically significant characteristics and that originate from a defined time period, tended to produce recovery results that have been comparable to other groups having similar characteristics. Although some recoveries will be made during the first year of service, the average time to make a recovery is 18 to 24 months, with substantially all recoveries made by the sixth year. Backlog for a client will range in age from newly identified potential recoveries (which will be identified each year) to potential recoveries that are in the late stages of the recovery process. As a result of this cycle, approximately nine years from the date of installation, the client's annual amounts of subrogation recoveries as a percent of the client's backlog will be generally constant, except for variations due to the number of installed lives for the client.

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

RESULTS OF OPERATIONS

     The following tables present certain key operating indicators for the Company for the periods indicated:

                            KEY OPERATING INDICATORS
              (IN MILLIONS, EXCEPT FOR PERCENTAGES AND EMPLOYEES)

                                                              THREE MONTHS
                                                                  ENDED        NINE MONTHS ENDED
                                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                             ---------------   -----------------
                                                              1998     1997     1998       1997
                                                             ------   ------   ------     ------
Cumulative lives sold, beginning of period.................    38.3     34.3     38.5       29.5
  Lives from existing client growth........................     0.4      0.4     (2.7)(1)    1.3
  Lives added from contracts with existing clients.........     0.6      3.1      1.5        5.4
  Lives added from contracts with new clients..............     0.1      0.0      2.1        1.6
                                                             ------   ------   ------     ------
Cumulative lives sold, end of period.......................    39.4     37.8     39.4       37.8
                                                             ======   ======   ======     ======
Lives installed............................................    37.4     34.3     37.4       34.3
Backlog(2).................................................  $758.4   $642.2   $758.4     $642.2
Subrogation recoveries.....................................  $ 45.7   $ 37.3   $130.6     $105.1
Throughput(3)..............................................     6.1%     6.0%    18.3%      17.9%
Effective fee rate.........................................    27.8%    27.3%    27.4%      27.0%
Subrogation revenues.......................................  $ 12.7   $ 10.2   $ 35.9     $ 28.4
Employees:
  Direct operations........................................     398      362      398        362
  Support..................................................     107       82      107         82
                                                             ------   ------   ------     ------
         Total employees...................................     505      444      505        444
                                                             ======   ======   ======     ======

---------------

(1) The decline in lives sold from existing clients for the nine months ended September 30, 1998, is mainly attributable to the loss of 2.0 million Oxford Health Plans' lives and 600,000 lives from Healthsource, which was acquired by CIGNA. See "Concentration of Clients."
(2) Backlog represents the total dollar amount of potentially recoverable claims that the Company was pursuing on behalf of its clients as of September 30, 1997 and 1998.
(3) Throughput equals recoveries for the period divided by the average of backlog at the beginning and end of the period presented.

     The following table presents, for the periods indicated, certain items in the statements of income as a percentage of revenue:

                STATEMENTS OF INCOME AS A PERCENTAGE OF REVENUES

                                                               THREE MONTHS      NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              1998     1997     1998     1997
                                                              -----    -----    -----    -----
Revenues....................................................  100.0%   100.0%   100.0%   100.0%
Cost of services............................................   44.6     46.8     46.0     47.3
Support expenses............................................   23.6     22.9     21.6     23.4
Depreciation and amortization...............................    4.8      3.1      4.7      2.8
Operating income............................................   27.0     27.2     27.6     16.5
Income before income taxes..................................   30.4     31.2     31.1     19.1
Net income..................................................   17.9     18.1     18.2      6.9

 Three and nine months ended September 30, 1998 compared to three and nine months ended September 30, 1997

     Revenues. Revenues increased approximately 24.9% to $12.7 million in the three months ended September 30, 1998 as compared with $10.2 million in the three months ended September 30, 1997, and increased 26.5% to $35.9 million in the nine months ended September 30, 1998 as compared with $28.4 million in the comparable period in 1997. Growth in subrogation revenues occurred primarily because of the growth in subrogation recoveries from $37.3 million for the three months ended September 30, 1997 to $45.7 million for the three months ended September 30, 1998, a 22.5% increase, and from $105.1 million for the nine months ended September 30, 1997 to $130.6 million for the comparable period in 1998, a 24.3% increase.

     The increase in subrogation recoveries was due primarily to growth in backlog, attributable to a 9.0% increase in the number of lives installed. Backlog increased 18.1% to $758.4 million at September 30, 1998 from $642.2 million at September 30, 1997. The Company obtained subrogation recoveries at a throughput rate of 6.1% of backlog for the three months ended September 30, 1998 and 6.0% for the same period in 1997.

     Cost of Services. Cost of services for the third quarter of 1998 was $5.7 million, an increase of 19.0% from $4.8 million in the three months ended September 30, 1997, and was $16.5 million for the nine months ended September 30, 1998, an increase of 23.0% from $13.4 million for the comparable period in 1997. The increase in cost of services for the three and nine months ended September 30, 1998 resulted from installing additional lives, which requires increased processing activities, and correspondingly led to increased staffing and investigation cost. As a percentage of subrogation revenues, cost of services for the three months ended September 30, 1998 was 44.6%, a decrease from 46.8% in the three months ended September 30, 1997, and for the nine months ended September 30, 1998 was 46.0%, a decrease from 47.3% for the comparable period in 1997. The decline in cost of services as a percentage of subrogation revenues for the three and nine months ended September 30, 1998 was a result of productivity improvements.

     Support Expenses. Support expenses increased 28.8%, to $3.0 million, for the three months ended September 30, 1998, from $2.3 million for the comparable period in 1997, and 17.0%, to $7.8 million, for the nine months ended September 30, 1998 from $6.6 million in 1997, due to hiring of additional support staff. Support expenses increased as a percentage of revenues from 22.9% for the three months ended September 30, 1997 to 23.6% for the three months ended September 30, 1998, as a result of increased hiring in the Systems area to support the upgrade of the SubroSystem. Support expenses decreased as a percentage of revenues from 23.4% for the nine months ended September 30, 1997 to 21.6% for the comparable period in 1998, as a result of improved economies of scale in the support functions and capitalization of $131,000 and $400,000, respectively, of certain software development costs associated with the upgrade of the SubroSystem for the three and nine months ended September 30, 1998, respectively. These costs were capitalized in conjunction with the requirements under SOP 98-1.

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

     Depreciation and Amortization. Depreciation and amortization expenses increased 93.1%, to $612,000 for the three months ended September 30, 1998 from $317,000 for the comparable period in 1997, and increased 112.9% to $1,701,000 for the nine months ended September 30, 1998 from $799,000 in the comparable period in 1997, due mainly to the expenditures related to the upgrade of the SubroSystem.

     Interest Income. Net interest income totaled $428,000 and $411,000 for the three months ended September 30, 1998 and 1997, respectively, and $1,243,000 and $740,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase in interest income was mainly a result of interest income earned on $19.2 million of proceeds from the issuance by the Company of 1,470,000 shares of common stock as of June 9, 1997 upon the exercise of the underwriters' over-allotment option.

     Tax. Provisions for income taxes were 41.1% of pre-tax income for the three month ended September 30, 1998 and 42.2% for the three months ended September 30, 1997, and 41.5% and 42.0% excluding the non-cash non-recurring compensation charge for the nine months ended September 30, 1998 and 1997, respectively. The decrease in tax rate is mainly due to tax-exempt interest income from certain investments. The effective tax rates exceeded the U.S. statutory tax rate as a consequence of state and local taxes and non-deductible expenses.

     Net Income. Net income for the three months ended September 30, 1998 increased $438,000, or 23.8%, to $2.3 million, or $0.20 per share, from $1.8 million, or $0.16 per share, in the comparable period of 1997. Net income (excluding the $2.8 million non-cash, non-recurring compensation charge) for the nine months ended September 30, 1998 increased $1.7 million, or 36.3%, to $6.5 million, or $0.57 per share, from $4.8 million, or $0.45 per share, in the comparable period in 1997. Net income as reported for the nine months ended September 30, 1998 was $6.5 million, or $0.57 per share, compared to $2.0 million, or $0.18 per share, for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's statements of cash flows for the nine months ended September 30, 1998 and 1997 are summarized below:

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                --------------------
                                                                 1998         1997
                                                                -------      -------
                                                                   (IN THOUSANDS)
Net cash provided by operations.............................    $ 5,863      $ 6,929
Net cash used in investing activities.......................     (2,906)      (1,442)
Net cash provided by financing activities...................        372       16,945
                                                                -------      -------
Net increase in cash and cash equivalents...................    $ 3,329      $22,432
                                                                =======      =======

     The Company had working capital of $28.4 million at September 30, 1998, including cash and cash equivalents of $28.0 million, compared with working capital of $22.9 million at December 31, 1997.

     Net cash provided by operations decreased $1.1 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, primarily as a result of timing of recurring cash receipts and disbursements related to accrued expenses and subrogation recoveries.

     Net cash used in investing activities primarily reflects the Company's capital expenditures for ongoing facility expansion and system enhancements, including computer hardware, to meet the requirements of the Company's growing revenue base.

     The Company spent $2.9 million in capital expenditures during the nine months ended September 30, 1998 for facility expansion, computer hardware and the planned upgrade of the SubroSystem. Over the next 9 to 15 months, the Company anticipates total expenditures for such upgrade of approximately $1.8 million, of which $1.5 million to be spent on hardware and third-party software will be capitalized.

     Net cash provided by financing activities for the nine months ended September 30, 1997 reflected the over-allotment offset by the Company's ongoing distributions to Medaphis prior to the sale of the Company by Medaphis.

     In February 1998, the Company entered into a new $50 million senior secured revolving credit facility (the "Credit Facility") with a group of lenders. Principal amounts outstanding under the Credit Facility mature on January 31, 2001 and bear interest at the Company's option, at either: (i) the Prime Rate plus the applicable margin in effect or (ii) the Eurodollar Rate plus the applicable margin in effect. The applicable margin is determined in accordance with a Pricing Grid based on the Company's ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The agreement contains usual and customary covenants including, but not limited to financial tests for interest coverage, net worth levels and leverage. The obligations under the Credit Facility are backed by substantially all of the Company's assets subject to certain permitted exceptions. The agreement also contains a material adverse change clause. As of September 30, 1998, the Company was in compliance with the covenants and there were no amounts drawn under the Credit Facility.

     By contract, with respect to its standard recovery services, the Company disburses recoveries to its clients on or before the 15th day of the month following the month in which recoveries are made. At September 30, 1998 and December 31, 1997, the Company reported on its balance sheet, as a current asset, restricted cash of $16.0 million and $14.2 million, respectively, representing subrogation recoveries effected by HRI for its clients, and as a current liability, funds due clients of $12.3 million and $11.6 million, respectively, representing recoveries to be distributed to clients, net of the fee earned on such recoveries.

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

CONCENTRATION OF CLIENTS

     The Company's clients include national and regional healthcare payors, large third-party administrators or self-insured corporations. The Company's three largest clients represented 31%, 9% and 9% of the Company's revenues in 1997 and 29%, 9% and 8% for the nine months ended September 30, 1998. The loss of one or more of these accounts could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's revenues are earned under written contracts with its clients that provide for contingency fees from recoveries under a variety of pricing regimes. These contracts are generally terminable on 60 to 180 days' notice by either party. However, the Company's contracts provide that in the event of termination, the Company is generally entitled to complete the recovery process on the backlog for that client. During the nine months ended September 30, 1998, HRI covered approximately 39.4 million lives, an increase of 900,000 lives from December 31, 1997. Compared to last year, lives sold at the end of the current quarter increased 1.6 million, or 4%, over the end of the same quarter a year ago. Consistent with these changes in lives sold, installed lives grew by 3.1 million over the end of the comparable quarter last year, a 9% increase, and grew by 1.7 million, or 5%, over the end of the prior quarter.

YEAR 2000 COMPUTER ISSUES

     The year 2000 presents a problem for computer systems (software and hardware) that were not designed to handle any dates beyond the year 1999. The problem is pervasive and complex because virtually every computer operation will be affected in some way by the rollover of the last two digits of the year to "00." In consequence, any such software and hardware will need to be modified some time prior to December 31, 1999 in order to remain functional. Computer systems that do not properly handle this rollover could generate erroneous data or fail to function.

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

     The Company's contingency planning calls for, among other things, early identification of alternative means of obtaining electronic claims data should the existing electronic data interfaces with clients fail. However, the Company does not at present have a developed contingency plan for dealing with clients that, because of a failure to achieve Y2K Readiness, are unable to process healthcare claims electronically. This contingency planning will occur on an as-needed, client-specific basis, as part of the client assessment process described above.

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
           Reform Act of 1995 Safe Harbor Compliance Statement for
           Forward-Looking Statements.

  (b) Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HEALTHCARE RECOVERIES, INC.

Date: November 13, 1998                                              /s/ PATRICK B. MCGINNIS
                                                     --------------------------------------------------------
                                                                       Patrick B. McGinnis
                                                                     Chairman, President and
                                                                     Chief Executive Officer

Date: November 13, 1998                                               /s/ DOUGLAS R. SHARPS
                                                     --------------------------------------------------------
                                                                        Douglas R. Sharps
                                                             Executive Vice President -- Finance and
                                                           Administration, and Chief Financial Officer
                                                        (Principal Financial and Chief Accounting Officer)