Form 10-K
period 1998-12-31
HEALTHCARE RECOVERIES INC
filed 1999-03-26
CIK 858629

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 26, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                                                   NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                                 ON WHICH REGISTERED
--------------------------------------------------- ---------------------------------------------------
                       None

          Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                    Common Stock, par value $.001 per share
                      (including rights attached thereto)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to be the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     As of March 23, 1999, 11,502,987 shares of the registrant's Common Stock, $0.001 par value were outstanding. The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant as of March 23, 1999 was approximately $51,763,442 (based on the last sale price of a share of Common Stock as of March 23, 1999 ($4.50)), as reported by The Nasdaq National Market.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 1999 are incorporated herein by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM:                                                                 PAGE
-----                                                                 ----
                                  PART I
  1.    Business....................................................    1
  2.    Properties..................................................    9
  3.    Legal Proceedings...........................................    9
  4.    Submission of Matters to a Vote of Security Holders.........   10
        Supplementary Item. Certain Risk Factors....................   10
                                 PART II
  5.    Market for the Registrant's Common Equity and Related
        Stockholder Matters.........................................   10
  6.    Selected Financial Data.....................................   11
  7.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................   12
 7A.    Quantitative and Qualitative Market Risk Disclosures........   20
  8.    Financial Statements and Supplementary Data.................   20
  9.    Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure....................................   37
                                 PART III
 10.    Directors and Executive Officers of the Registrant..........   37
 11.    Executive Compensation......................................   37
 12.    Security Ownership of Certain Beneficial Owners and
        Management..................................................   37
 13.    Certain Relationships and Related Transactions..............   37
                                 PART IV
 14.    Exhibits, Financial Statement Schedules and Reports on Form
        8-K.........................................................   37

     THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY HEALTHCARE RECOVERIES, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HEALTHCARE RECOVERIES, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-K, AND ARE HEREBY INCORPORATED BY REFERENCE. HEALTHCARE RECOVERIES, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Healthcare Recoveries, Inc. (the "Company" or "HCRI"), a Delaware corporation, believes it is the leading independent provider of health insurance subrogation and related recovery services for private healthcare payors in the United States, based on the Company's experience and assessment of its market. HCRI recovers a portion of the value of accident-related healthcare benefits provided by its clients to insureds when third parties are primarily responsible for providing such healthcare benefits. The Company offers its services on a nationwide basis to health maintenance organizations, indemnity health insurers, self-funded employee health plans, companies that provide claims administration services to self-funded plans (referred to as "third-party administrators"), Blue Cross and Blue Shield organizations and provider organized health plans. Current clients include UnitedHealth Group, Humana Inc., Kaiser Permanente, NYLCare, The Principal Financial Group, Group Health, Inc. and Prudential Healthcare. The Company had 40.5 million lives under contract from its clientele at December 31, 1998, a 5 percent increase from December 31, 1997.

ORGANIZATIONAL STRUCTURE

     HCRI was incorporated on June 30, 1988 under the laws of the State of Delaware. The Company was co-founded by its present Chief Executive Officer and was initially funded by two venture capital investors. The Company operated as an independent entity until August 28, 1995, when Medaphis Corporation ("Medaphis"), a Delaware corporation, acquired the Company for approximately $79.1 million in a stock-for-stock exchange accounted for as a pooling of interests. Medaphis sold the Company in an initial public offering in May 1997. The Company is now publicly held and is traded on The Nasdaq National Market under the symbol "HCRI".

     For information concerning business acquisitions effected by HCRI in the first quarter of 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

STRATEGY

     HCRI intends to pursue a two-fold growth strategy. First, with respect to its existing subrogation recovery business, HCRI will focus on (i) servicing its existing client base, (ii) selling and installing those additional lives covered by contracts with existing clients and (iii) selling and installing new clients and cross-selling other provided services. HCRI will continue to explore opportunities to acquire competitors and to expand its client base to include public sector healthcare payors. Two recent acquisitions have increased the breadth of services provided by HCRI. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

     Under the second aspect of its growth strategy, HCRI intends to extend its systems-driven, process-oriented approach, through acquisitions and internal development, to outsourcing opportunities in other service industries. The defining characteristics of HCRI's business model are (i) the ability to automate clerical and administrative tasks, using sophisticated and proprietary computer applications; and (ii) the ability to standardize and scale work using process management and classical work measurement techniques. Using this model, HCRI believes that it can dramatically increase the productivity of the skilled workers who will make up its labor force, and successfully implement pricing strategies that will reward HCRI for those productivity gains.

     HCRI believes that future development opportunities are likely to be characterized by outsourcing services that produce predictable and recurring revenue streams; competitive advantages from effective process management, proprietary systems and the provision of knowledge-rich services;
development-stage niche markets; value-based pricing; and a focus
(non-exclusive) on healthcare information services.

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

     Since the late 1980s, healthcare payors have experienced increasing (i) price competition, (ii) regulatory complexity and related administrative burdens, (iii) costs of healthcare claims, and (iv) average age of the insured population. These factors, which result primarily from the rapid growth of managed care, improvements in medical technology, consumer-oriented political pressure and an aging U.S. population, tend to result in healthcare payors concentrating their resources on their core business. This, in turn, provides on-going opportunities for enterprises, like the Company, which are able to perform non-core business functions on behalf of healthcare payors.

     The recovery process is complex and although many healthcare payors operate recovery departments, HCRI believes that these departments are not generally as effective per insured life as the Company's operations. HCRI believes that (i) the relatively small size of recoverable funds as a percentage of claims paid,
(ii) the need for healthcare payors to focus on core competencies and (iii) the complexity of the recovery process and economies of scale will continue to provide opportunities for continued growth for the Company.

     Recovery Rights of Healthcare Payors. By contract and state law, healthcare payors are generally entitled to certain rights with respect to paid healthcare claims that may be the primary obligation of other insurance carriers. For example, an HMO to which the injured person belongs may pay the hospitalization and related health expenses of a person injured in an automobile accident. However, the responsible party is generally liable to the injured person for the damages arising from the injury, which damages include lost wages, property loss, pain and suffering and medical benefits. The responsible party usually has a liability insurance policy that will pay covered damages, including medical benefits, upon the acceptance of the injured party's claim. The healthcare payor actually providing or paying for the medical benefits conferred on the injured party (in this example, an HMO) may have a variety of rights through which it is entitled to recover the value of such medical benefits from the responsible party and the responsible party's liability insurer.

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

        (iii) the right of reimbursement for medical benefits provided for work-related injuries, which are typically excluded from the healthcare insurer's coverage; and

        (iv) other recovery rights against automobile insurers and other liability insurers arising from coordination of benefits provisions in healthcare and property and casualty insurance coverages.

     Based on information contained in the Statistical Abstract of the United States 1997, the Company calculates that there were approximately 150 million persons covered by private health insurance under insurance policies or similar agreements in states that allow healthcare payors to exercise subrogation and related recovery rights and estimates that these 150 million insured persons suffered between 20 to 24 million injuries in 1995. Based on its experience with accident-related claims, HCRI estimates that these injuries gave rise to approximately $19 to $23 billion in medical benefits and that approximately $1.0 to $1.4 billion of the total medical benefits resulting from injuries and paid by healthcare payors in 1995 were potentially recoverable through subrogation.

     The industry conditions described above have contributed to the growing need for a cost-effective provider of subrogation services. HCRI believes that it is the leading independent provider of subrogation and related recovery services for private healthcare payors in the United States, and that its success is a result of the implementation of its recovery process, its employees, its client base, its approach to sales and marketing, and its proprietary information management system, all described below:

THE RECOVERY PROCESS

     HCRI uses proprietary software and various business processes to identify those claims that exceed a client-specific threshold dollar amount and as to which its clients may have a recovery right for the medical benefits provided to an insured. Following the identification and investigation of those claims, HCRI proceeds to recover from the financially responsible party the value of those covered medical benefits provided to the insured. HCRI has automated this complex processing of all raw electronic data and the electronic guidance, follow-up and generation of correspondence. The use of an automated process increases productivity and enables specially trained personnel to focus more intently on matters requiring their professional judgement and expertise. The automated process also allows the Company to pursue claims that would otherwise be deemed too small to pursue economically. HCRI believes that its ability to effectively recover a broader range of claim sizes is an important competitive advantage in the market. In addition to automating the recovery process, HCRI's information management system (the "SubroSystem"), generates significant operations and management information, which enables the Company to employ production and quality standards in the context of providing specialized services.

     In order to obtain recoveries, HCRI has to establish whether or not the healthcare payor has a right to recover from another person or entity, determine which medical claims exceed the predetermined dollar threshold resulting from accidents and take the actions needed to effect recovery. These tasks require knowledge of the property and casualty insurance process, knowledge of healthcare payment systems, knowledge of the law of torts, subrogation and related legal doctrines, a skilled labor force, adequate information databases and information systems, investigative and negotiating skills, and careful workflow engineering.

     HCRI has refined the recovery process to four major, interrelated steps:
(i) automated identification of accident-related claims provided electronically by its clients; (ii) investigation of potentially recoverable claims; (iii) assertion and management of potentially recoverable claims; and (iv) negotiation and settlement of claims.

     Automated Identification of Accident-Related Claims. The automated selection, analysis and processing of raw claims data are handled primarily through HCRI's proprietary software, the SubroSystem. Information regarding diagnoses, the costs of treatment, insured demographics (names, addresses and telephone numbers, etc.) and related claims matters are provided to HCRI electronically by the payor. The primary vehicle for the identification of injured insureds is an automated analysis of the clients' claims data. The SubroSystem includes direct connections to HCRI's clients' claims information systems, subject to various security controls to limit access internally. HCRI's trained staff, using the SubroSystem's diagnostic tools, identifies, sorts, vets and organizes raw claims data into usable form, essentially engaging in "data mining." This system identifies accident-related claims and, using client-specific protocols, opens an on-line, electronic file for such claims. After files are opened, the SubroSystem automatically tracks the medical expenses on files, so those files are updated as insureds undergo additional treatments related to their injuries. Since its inception, HCRI has automatically opened over 21.0 million of such on-line files.

     Investigation of Potentially Recoverable Claims. When a file of claims reaches a value determined by HCRI, the SubroSystem automatically generates a series of inquiry letters that are sent to injured persons. The forms of the inquiry letters are approved in advance by HCRI's clients. HCRI's well-trained and courteous customer service representatives receive incoming phone calls from injured insureds who typically call the Company in response to HCRI's system-generated inquiry letters. HCRI also initiates phone calls if the insured has not responded to the inquiry letters in a reasonable period of time. Based on the Company's historical experience, approximately 90% of the injured insureds ultimately respond to HCRI's inquiries.

During the subsequent telephone call, the customer service representatives ask a series of questions that enable them to determine whether a claim is recoverable, based on carefully-selected investigation criteria and training. Based on the Company's historical experience, approximately 18% of the claims investigated by customer service representatives are classified as recoverable. Once a claim or set of related claims in a file is identified as recoverable, the system updates the backlog and assigns the file to the appropriate examiner who begins the assertion and management of recoverable claims. Since its inception, HCRI has investigated over 4.1 million accidents. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Overview."

     Assertion and Management of Potentially Recoverable Claims. Once a file of claims is classified as recoverable, HCRI staff examiners, who are required to undergo extensive training, proceed to assert the recovery rights of HCRI's clients and track the claims' history and development. The Company requires that within one year of employment, all of its examiners be licensed as insurance adjusters or meet comparable accreditation standards in states where licensure is not available. Examiners contact all necessary parties to inform them of the existence and value of the recovery claim. These parties generally include the liability insurer for a responsible party, the insured, and, the insured's attorney, if any, in conjunction with the injury. Examiners maintain contact with the injured party and responsible party (or insurance carrier) until the matter is settled. Settlement may not occur until several years after the date of the injury. During this phase of the recovery process, approximately 40% of the amounts initially entered into backlog (the dollar amount of potentially recoverable claims that the Company is pursuing) as recoverable are rejected, in which case further activity is terminated and backlog is reduced.

     All of the workflow performed by examiners is directed and guided step-by-step by the SubroSystem. The SubroSystem creates a paperless, interconnected record of correspondence and notes taken by the examiner with respect to each on-line file. Examiners annotate the files on-line, as necessary, to document progress, developments and status and otherwise maintain the history of each claim. The SubroSystem provides HCRI's examiners access to a library of more than 100 standardized correspondence packets, which may be generated automatically at the request of the examiner.

     Negotiation and Settlement of Claims. The recovery process culminates in the negotiation and settlement of claim files. Within the settlement guidelines established by each client and HCRI's standard operating procedures, examiners close recoverable files and remove them from backlog by making recoveries or by rejecting files and terminating recovery efforts. Once a settlement is made and recorded on the SubroSystem, receipt of cash is anticipated and monitored by the responsible examiner. Cash receipts are checked against settlement screens and posted to the credit of the appropriate client.

     Claims remain the property of HCRI's clients and litigation is commenced solely at their written direction; similarly, clients may terminate litigation or other recovery efforts at any time for any reason. Few files require extensive attorney involvement. HCRI customarily bears the cost of legal services as part of the services to its clients. HCRI has established what it believes are cost-effective relationships with providers of legal services, including its relationship with Sharps & Associates, PSC, a law firm solely owned by Douglas R. Sharps, HCRI's Corporate Executive Vice President -- Finance and Administration, Chief Financial Officer and Secretary. This law firm employs sixteen attorneys and six paralegals at its offices in Louisville, Kentucky; Oakland, California; Chicago, Illinois; and Dallas, Texas. However, Mr. Sharps receives no personal benefit from his ownership of the firm. See Note 6 in Item
8. "Financial Statements and Supplementary Data."

     Although some recoveries will be made during the first year of service, the average time to make a recovery is 18 to 24 months from installation, with substantially all recoveries made by the sixth year. The timing of recoveries is driven by the payment cycle of property and casualty claims (which is the source of recoveries made by the Company) and circumstances specific to each claim (e.g., identification of responsible party, responsiveness of responsible party, cooperation of parties involved, factual complexity and litigation). The amount of subrogation recoveries made by the Company on behalf of a client is generally less than the amount of backlog generated on behalf of such client. This is for a number of reasons, including (i) the inadequacy of insurance coverage or other available source of funds to pay the claim; (ii) the absence of third-party liability; or (iii) the settlement of the claim for less than full value in accordance with HCRI's established policies.

     Historically, approximately 67% of HCRI's recoveries on behalf of clients involve automobile liability insurance, 15% involve premises liability insurance, 10% involve workers' compensation insurance and 8% involve product liability or other insurance.

MARKETING, SALES AND CLIENT SERVICE

     HCRI primarily markets to and contracts with healthcare payors, including HMOs, other types of managed healthcare plans, indemnity health insurers, self-funded employee health plans, insured healthcare plans, third-party administrators, Blue Cross and Blue Shield organizations and provider organized health plans. HCRI employs a staff of sales managers, a marketing manager and client services managers. Sales are made directly through contacts with prospective clients, trade show presentations and employer seminars. Additional business is also generated from existing clients, who have expanded their business by growth or acquisitions or who have business segments not already under contract with HCRI.

     Due to the nature of the business, the sales process is lengthy and involves demonstrating to prospective clients that HCRI's economies of scale, proprietary processes and value-added services allow (i) HCRI to generate and return to the clients a greater dollar amount of recoveries than the clients' in-house recovery department and (ii) the clients to focus greater resources on core business functions. New customer relationships are often established through pilot programs, which have typically lasted 12 to 18 months.

     Complementing the technical aspects of the recovery process, the client support function is primarily responsible for communications with clients and problem resolution. To facilitate strong working relationships, individual members of the client services staff are assigned to specific clients. HCRI believes that its investment in resources to resolve a wide variety of business issues with clients is an important factor in obtaining customers and maintaining good business relationships. During the last three years, HCRI has lost eleven clients representing approximately 4.3 million lives. Terminations occurred due to consolidations (Healthsource of 662,000 lives; Blue Shield of California of 900,000 lives) and where another existing vendor was chosen by Oxford Health Plans (1.98 million lives). However, subsequent to December 31, 1998, the Company has re-signed Oxford Health Plans as a client (1.5 million lives).

CLIENT BASE

     The Company provides services to healthcare plans that as of December 31, 1998 covered approximately 40.5 million lives. HCRI's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations.

     Major clients include the following:

Coventry Healthcare              Kaiser Permanente
FIRST HEALTH                     NYLCare
General American Life Insurance  The Principal Financial Group
Group Health, Inc.               Prudential HealthCare
Humana Inc.                      UnitedHealth Group

     HCRI's largest clients are UnitedHealth Group, Kaiser Permanente and Humana. During 1998 and 1997, UnitedHealth Group, Kaiser Permanente and Humana generated 28%, 8%, and 7%, and 31%, 9% and 9%, respectively, of HCRI's revenues. The loss of one or more of these accounts could have a material adverse effect on HCRI's business, results of operations and financial condition. However, HCRI's contracts provide that in the event of termination, HCRI is generally entitled to complete the recovery process on the backlog for that client. On December 31, 1998, HCRI had backlog of $770.7 million.

     HCRI's revenues are earned under written contracts with its clients that generally provide for contingency fees from recoveries under a variety of pricing regimes. The pricing arrangements offered by HCRI to its clients include a fixed fee percentage, a fee percentage that declines as the number of lives covered by the client and subject to HCRI's service increases and a fee percentage that varies with HCRI's recovery performance.

     HCRI performs its services on a reasonable efforts basis and does not obligate itself to deliver any specific result. Contracts with its customers are generally terminable on 60 to 180 days' notice by either party, although in a few cases the contracts extend over a period of years. Pursuant to the terms of its client contracts, HCRI is generally entitled to continue to make recoveries for the client and earn its fees on the backlog existing at the time of termination.

COMPETITION

     HCRI competes primarily with the internal recovery departments of potential customers and other subrogation recovery service vendors. To the Company's knowledge, there are two smaller, but significant, independent providers of subrogation recovery services in addition to HCRI. Both independent competitors preceded HCRI's entry into the recovery industry, and no major competitors have entered the market since that time. HCRI believes that it has competitive advantages in the bulk of its market, including process expertise, capital requirements necessitated by the unusually long revenue cycle in the recovery industry, assembling and training a qualified and productive employee base possessing appropriate industry expertise, and an information processing system designed to aid investigators and examiners engaged in the recovery process. However, there are participants in the healthcare, insurance and transaction processing industries that possess sufficient capital, and managerial and technical expertise to develop competitive services.

EMPLOYEES

     HCRI employs, and facilitates the development of, skilled knowledge-workers. HCRI maintains an extensive, in-house training program, which it believes is attractive to employees and essential in developing the necessary industry-specific skills. All HCRI employees participate in one of four incentive compensation plans, depending upon the responsibilities of each employee. The Company believes the tight labor market in Louisville, Kentucky could have an impact on future hiring. HCRI employed approximately 495 persons as of December 31, 1998.

     HCRI requires all employees to enter into confidentiality and nondisclosure agreements, which generally prohibit them from divulging confidential information and trade secrets after they terminate employment. Employees are also required to enter into non-compete agreements, preventing them from working for a competitor during the first year after they terminate employment. In addition, the Company's customers generally agree not to employ HCRI employees during the client's contract term plus a specified period.

     A union does not represent HCRI's employees. HCRI believes its relations with its employees are good.

THE SUBROSYSTEM AND PLATFORM

     General. HCRI's SubroSystem consists of inter-related proprietary software programs that function as an automated data and process management system. HCRI holds a copyright registration from the United States Copyright Office on the software.

     The SubroSystem software is a character-based application that was originally run on Intel-based personal computers in an MS-DOS operating environment. The personal computers were arranged in local area networks ("LANs"), representing logical units of work. Typically one LAN serviced one to four clients and up to 25 HCRI employees.

     System Upgrade. Although the SubroSystem, a key component of HCRI's recovery process, historically served the Company's operational and management information needs, HCRI developed a plan (the "System Upgrade") under which it would, over a 24-month to 36-month period, migrate the SubroSystem to a modern network operating system and database architecture. The System Upgrade includes a detailed process for the comprehensive testing of all key elements prior to implementation of each step of the upgrade.

     At the end of January 1998, HCRI successfully migrated the SubroSystem to a Windows NT environment, the first step of the System Upgrade. In the course of migration, the Company encountered technical difficulties generally of the type and number management believes are common with conversions of similar size and scope. Following migration, HCRI has continued to maintain an inventory of platform components for redundancy, to store on-line data on redundant devices, and, on a daily basis, to copy all on-line storage systems to magnetic tapes, which are then removed to a security vault off-site. HCRI's systems department handles development and maintenance of the SubroSystem.

     Work was completed in late 1998 on the second step of the System Upgrade for the creation of a logical data model to support subrogation and other processes. This work resulted in the initial implementation of a relational database to support data warehousing. Planning for the last step of the System Upgrade, the migration of data and process to the new platform, is presently underway. The Company expects that it will complete the last step of the System Upgrade during the latter part of 2000. As of December 31, 1998, the Company has spent approximately $3.3 million on the System Upgrade.

     Quality and Management Controls. The SubroSystem controls, measures and generates reports on the recovery process. From data recorded on the SubroSystem, a series of financial reports are generated for clients that allow clients to monitor HCRI's success in making recoveries and building backlog on their behalf. The data used for financial reports are also used to produce a wide array of accounting and management information used by HCRI to operate its business. HCRI employs a variety of quality control techniques to insure consistently high quality service.

LEGAL AND REGULATORY ENVIRONMENT

     The healthcare industry is subject to numerous regulations, which may adversely affect HCRI's business. In addition to laws and regulations affecting healthcare and insurance, changes in federal fair debt collection regulations also may adversely affect HCRI's business.

     General. From time to time, legislation is introduced in Congress and in various state legislatures which would materially affect the Company's business. The most significant legislation, laws and regulations may, for clarity, be grouped into three categories: (i) legislation that would substantially limit the ability of healthcare insurers to recover from third-parties accident-related medical benefits incurred by injured insureds ("Health Insurance Primacy Laws"); (ii) legislation that would substantially limit the Company's ability to receive and utilize individual claim information from healthcare insurers ("Confidentiality Laws"); and (iii) other federal and state laws. The following identifies specific risks in these three categories:

  Health Insurance Primacy Laws

     Auto Choice Reform Act. In each of the last two sessions of Congress, legislation known as the Auto Choice Reform Act of 1997 (the "Proposed Act") was introduced, but not enacted. Proponents of these bills have expressed intent to introduce a similar bill in 1999. Under this Proposed Act, in those states not opting out of its provisions, individual drivers may choose to be covered by an auto insurance system in which healthcare insurers, with some exceptions, could be made primarily responsible for healthcare costs incurred by those injured in automobile accidents. Consequently, even if the insured's injuries were caused by the negligence of another driver, the healthcare insurer might have no rights of recovery against the negligent party or that party's liability insurer. Revenue generated from recoveries against automobile liability insurers represented approximately 67% of the Company's 1998 revenues. Should this or similar legislation be enacted, it could have a material adverse effect on the Company's business, results of operations and financial condition.

     Proponents of the Proposed Act assert that (i) the costs of operating a motor vehicle are excessive due to legal and administrative costs associated with the processing of claims under the fault-based liability system; and (ii) the costly fault-based liability insurance system often fails to provide compensation commensurate with loss and takes too long to pay benefits. Even if the Proposed Act is ultimately abandoned, these policy reasons may result in future legislation designed to significantly alter the fault-based liability system used in most states, eliminate recovery rights of healthcare insurers and materially adversely affect the Company's business.

     Certain No Fault Insurance Systems. Certain states have adopted versions of automobile "no fault" insurance systems in which the injured party's health insurance carrier or provider is primarily responsible for healthcare related expenses (and not the responsible party and his or her insurer or the injured insured's automobile liability insurer). In 1996, California voters rejected a no-fault automobile insurance measure, Proposition 200, which would have required drivers with bodily injuries to be compensated by their healthcare insurers. Although Proposition 200 was rejected by the voters, there can be no assurance that similar measures will not again be presented in a ballot initiative or as legislation in California or elsewhere in the future. Growth in the number of states adopting similar systems could significantly reduce the amounts otherwise recoverable by the Company in connection with automobile injuries in such states.

  Confidentiality Laws

     Confidentiality Provisions of the Health Insurance Portability and Accountability Act of 1996. Section 262 of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") (42 U.S.C. sec.1177) prohibits any person from knowingly obtaining or disclosing individually identifiable health information relating to an individual in violation of the standards established by the Secretary of the Department of Health and Human Services (the "Secretary") relating to the electronic transmission of healthcare information in connection with certain categories of transactions described in the statute.
Section 264 of the HIPAA requires the Secretary to issue recommendations on standards with respect to the privacy of individually identifiable health information. In September 1997, the Secretary submitted such recommendations to Congress. Section 264 of the HIPAA also provides that if legislation governing standards with respect to the privacy of individually identifiable health information is not enacted by August 1999, the Secretary will be required to issue final regulations containing such standards no later than February 2000. During 1998, the Secretary issued several proposed rules that outline security standards for healthcare information that is maintained or transmitted electronically, including standards for electronic signatures; electronic transaction standards, a standard employer identification number and requirements concerning its implementation; and a standard healthcare provider identifier and requirements concerning its implementation. The comment periods for these proposed rules have ended; however, none of the rules have been issued in final form. In addition to rules proposed by the Secretary, several bills containing provisions relating to the privacy of individually identifiable health information were introduced during the 105th Congress. Thus far in the 106th Congress, several managed care bills have been introduced that contain provisions relating to the confidentiality of patient information. It is anticipated that more comprehensive privacy legislation will be introduced later in this Congress. The provisions of future federal legislation and regulations could impair or prevent the acquisition and use by the Company of claims and insurance information necessary to process recovery claims on behalf of its clients. In addition, state laws governing privacy of medical or insurance records and related matters may significantly affect the Company's business.

  Other Federal and State Laws

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

  Certain Legal Doctrines

     With respect to recoverable claims, the rights of subrogation and reimbursement may be limited in some cases by (i) the "made whole doctrine," which may limit the healthcare provider's ability to recover when the settlement damage award received by the injured party is inadequate to cover the injured party's damages; and (ii) the "common fund doctrine," which permits plaintiff's attorneys to determine their compensation based on the entire amount covered by a damage award and may, in some cases, proportionally diminish the amount recoverable by HCRI on behalf of the healthcare payor out of that damage award.

ITEM 2.  PROPERTIES

     As of December 31, 1998, the Company leased property at the following three locations: (i) approximately 88,161 square feet of space for its executive offices and main operations in Louisville, Kentucky, under a lease agreement with a five-year term expiring in 2002; (ii) approximately 10,206 square feet at its regional operating office in Pittsburgh, Pennsylvania, under a lease agreement with a five-year term expiring 2001; and (iii) approximately 566 square feet at its Minneapolis, Minnesota location, under a one-year lease subject to annual renewals until 2001.

ITEM 3.  LEGAL PROCEEDINGS

     On March 15, 1994, a class action complaint ("Complaint") was filed against HCRI in the United States District Court for the Northern District of West Virginia, Michael L. DeGarmo, et al. v. Healthcare Recoveries, Inc. The plaintiffs assert that HCRI's subrogation recovery efforts on behalf of its clients violate a number of state and federal laws, including the Fair Debt Collection Practices Act and the Racketeering Influenced and Corrupt Organizations Act ("RICO"). The Complaint also seeks judgment, under the federal Declaratory Judgment Act, that HCRI as the subrogation agent for various healthcare payors be limited, in recovering from persons who caused accidents or from the healthcare payors' injured insureds, to the actual costs of the medical treatment provided to such injured insureds by such healthcare payors, notwithstanding provisions in the applicable healthcare policies or agreements, which generally allow recovery by the healthcare payors of the "reasonable value" of such treatments. The Complaint alleges that HCRI made fraudulent representations to recover sums in excess of those actually expended by the applicable healthcare payor to pay for medical treatment. Plaintiffs, and the putative class, demand compensatory damages, treble damages under RICO, costs and reasonable attorneys' fees. HCRI believes that this case does not satisfy requirements for a class action because the plaintiffs are not adequate representatives of the putative class and potential claims by class members lack the commonality required for class actions due to the number of states whose laws apply to the subrogation provisions of applicable healthcare policies and agreements and the varying language of such subrogation provisions. The DeGarmo case is in discovery, and no class of plaintiffs has been certified.

     This lawsuit, if successful, could prevent the Company from recovering the "reasonable value" of medical treatment under discounted fee for service ("DFS") capitation and other payment arrangements. By the end of 1993, at the direction of certain clients, HCRI had ceased the practice of recovering on their behalf the "reasonable value" of medical treatment provided by medical providers under DFS arrangements with those clients. It is the Company's current policy not to recover the "reasonable value" of medical treatment in DFS arrangements. However, HCRI historically and currently recovers the "reasonable value" of medical treatment provided under capitation arrangements and other payment arrangements with medical providers on behalf of those clients that compensate medical providers under these payment mechanisms, to the extent that these benefits are related to treatment of the injuries as to which clients have recovery rights. The Company believes that its clients' contracts, including the contracts that provide for recovery under DFS, capitation and other payment arrangements are enforceable under the laws of the states potentially applicable in this case and that, as a result, this litigation will not have a material adverse effect upon its business, results of operation or financial condition. Nevertheless, if this lawsuit or another lawsuit seeking relief under similar theories were to be successful, it could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders of the Company during the quarter ended December 31, 1998.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on The Nasdaq National Market under the symbol "HCRI." Set forth are the high and low closing prices for the Common Stock for the periods indicated as reflected in The Nasdaq National Market.

QUARTER ENDED:                                            HIGH      LOW
--------------                                           ------    ------
March 31, 1998.........................................  $23.50    $20.25
June 30, 1998..........................................   24.13     15.88
September 30, 1998.....................................   18.13      9.75
December 31, 1998......................................   17.13      8.56

QUARTER ENDED:                                            HIGH      LOW
--------------                                           ------    ------
March 31, 1997.........................................     N/A       N/A
June 30, 1997..........................................  $19.38    $14.00
September 30, 1997.....................................   22.50     17.25
December 31, 1997......................................   24.38     17.75

     On March 23, 1999, there were approximately 25 holders of record of the Company's Common Stock.

     The Company has paid no cash dividends since the sale of the Company by Medaphis Corporation in May 1997. Any future determination to pay cash dividends will be at the discretion of the Board of Directors (the "Board") and will be dependent upon the Company's financial condition, results of operations, credit agreements, capital requirements and other such factors, as the Board deems relevant. The Company's current credit facility limits its ability to pay dividends on its Common Stock. However, HCRI previously paid cash dividends in the aggregate amount of $13.6 million to its parent company, Medaphis, from August 1995 through May 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth historical selected financial data of the Company as of the dates and for the periods indicated, which have been derived from, and are qualified by reference to, the Company's financial statements. The information set forth below should be read in conjunction with the Company's financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

     The selected historical financial data as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 have been derived from, and are qualified by reference to, the Company's financial statements appearing elsewhere herein, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected historical financial data as of December 31, 1995 and for the years ended December 31, 1995 and 1994 have been derived from, and are qualified by reference to, the Company's financial statements included in the Company's registration statement on Form S-1 (which have been audited by PricewaterhouseCoopers LLP, independent accountants). The selected historical financial data as of December 31, 1994 was derived from the Company's financial statements.

                           STATEMENTS OF INCOME DATA
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                    1998      1997      1996      1995      1994
                                                   -------   -------   -------   -------   -------
Revenues:
  Subrogation....................................  $48,734   $39,277   $30,248   $22,496   $16,941
  Other Revenues.................................       --        --     1,171        --        --
                                                   -------   -------   -------   -------   -------
          Total Revenues.........................   48,734    39,277    31,419    22,496    16,941
Cost of Services.................................   22,199    18,523    15,026    10,265     7,947
                                                   -------   -------   -------   -------   -------
          Gross Profit...........................   26,535    20,754    16,393    12,231     8,994
Support Expenses.................................   10,692     8,922     7,215     6,204     5,748
Depreciation & Amortization......................    2,334     1,181       878       695       318
Non-recurring Compensation Charge(1).............       --     2,848        --        --        --
                                                   -------   -------   -------   -------   -------
          Operating Income.......................   13,509     7,803     8,300     5,332     2,928
Interest Income, net.............................    1,657     1,158       486       580       320
                                                   -------   -------   -------   -------   -------
          Income Before Income Taxes.............   15,166     8,961     8,786     5,912     3,248
Provision for Income Taxes.......................    6,266     4,959     3,685     2,486     1,363
                                                   -------   -------   -------   -------   -------
          Net Income.............................  $ 8,900   $ 4,002   $ 5,101   $ 3,426   $ 1,885
                                                   =======   =======   =======   =======   =======
Basic Earnings per Common Share..................  $  0.78   $  0.37   $  0.52
                                                   =======   =======   =======
Diluted Earnings per Common Share................  $  0.77   $  0.37   $  0.52
                                                   =======   =======   =======

---------------

(1) In connection with the sale of the Company by Medaphis in May 1997, the Company incurred a one-time $2.8 million non-cash compensation charge. This charge was from the issuance by the Company of 200,000 shares of Common Stock to the Company's management group, as a bonus for the successful completion of the sale of the Company by Medaphis. This represents 2% of the shares of Common Stock outstanding after the Company's initial public offering and 1.7% of the shares of Common Stock outstanding following the exercise of the underwriters' over-allotment option.

                               BALANCE SHEET DATA
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            1998       1997       1996       1995       1994
                                           -------    -------    -------    -------    -------
Cash and Cash Equivalents................  $31,133    $24,674    $    53    $    --    $ 5,950
Working Capital..........................   30,898     22,911(1)   1,730      1,675        709
Total Assets.............................   61,003     48,170     23,969     13,390     15,872
Total Indebtedness.......................       --         --         --         --          2
Stockholders' Equity.....................   37,193     27,865      4,110      3,274      9,188

---------------

(1) The increase in working capital, including cash and cash equivalents, is primarily attributable to the $19.2 million of proceeds received by the Company from the exercise of the underwriters' over-allotment option granted by the Company in connection with the May 1997 initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     HCRI provides insurance subrogation and related recovery services to the private healthcare payor industry. HCRI services comprise the complete outsourcing of the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The rights of HCRI's clients to recover the value of these medical benefits arise by law or contract, are known generally as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance.

     For a typical new client, it takes three to six months from the contract signing (when the lives are "sold") to complete the construction of electronic data interfaces necessary for the Company to begin service. At this point, the new client is considered "installed." During the installation period, the Company must also hire and train quality staff necessary to provide contractual services. After installation, HCRI receives data from the client from which it creates an inventory of backlog.

     "Backlog" is the total dollar amount of potentially recoverable claims that the Company is pursuing on behalf of its clients at a given point in time. These claims are gross figures, prior to estimates of claim settlement and rejection. Backlog increases when the Company opens new files of potentially recoverable claims and decreases when files of claims are recovered (or, after further investigation, determined to be nonrecoverable). Historically, subrogation recoveries (the amount actually recovered for its clients prior to the Company's fee) have been produced from the backlog in a generally predictable cycle. This is because any group of potential recoveries that has been sufficiently large in number to display statistically significant characteristics and that originates from a defined time period, tended to produce recovery results that have been comparable to other groups having similar characteristics. Although some recoveries will be made during the first year of service, the average time to make a recovery is 18 to 24 months, with substantially all recoveries made by the sixth year. Backlog for a client will range from newly identified potential recoveries (which will be identified each year) to potential recoveries that are in the late stages of the recovery process. As a result of this cycle, approximately six years from the date of installation, the client's annual amounts of subrogation recoveries as a percent of the client's backlog will be generally constant, except for variations due to the number of installed lives for the client.

     For the most part, the Company is paid a contingency fee from the amount of subrogation recoveries it makes from backlog on behalf of its clients. The Company's revenues are a function of subrogation recoveries and effective fee rates. Effective fee rates vary depending on the mix between recovery services provided and client fee schedules. The fee schedules for each client are separately negotiated and reflect the Company's standard fee rates, the services to be provided and anticipated volume of services. The Company grants volume discounts and negotiates a lower fee when it assumes backlog from a client because the client will have already completed some of the recovery work. Since the Company records expenses as costs are incurred and records revenues only when a file is settled, there is a significant lag between recording of expenses and revenue recognition.

     The Company's expenses are determined primarily by the number of employees directly engaged in recovery activities ("cost of services") and by the number of employees engaged in a variety of support activities ("support expenses"). Recovery-related employees must be hired and trained in advance of the realization of recoveries and revenues and, during times of rapid growth, installed lives and cost of service will grow more rapidly than revenue. The number of employees accounted for in support expenses generally grows less rapidly than revenue due to economies of scale.

RESULTS OF OPERATIONS

     The following tables present certain key operating indicators and results of operations data for the Company for the periods indicated:

                            KEY OPERATING INDICATORS

                                                                   DECEMBER 31,
                                                             ------------------------
                                                              1998     1997     1996
                                                             ------   ------   ------
Cumulative Lives Sold, Beginning of Period.................    38.5     29.5     24.2
  Lives from Existing Client Growth........................    (3.1)     1.9      0.7
Lives Added from Contracts with Existing Clients...........     2.0      5.9      2.6
Lives Added from Contracts with New Clients................     3.1      1.2      2.0
                                                             ------   ------   ------
Cumulative Lives Sold, End of Period.......................    40.5     38.5     29.5
                                                             ======   ======   ======
Lives Installed............................................    38.5     36.4     28.9
Backlog(1).................................................  $770.7   $668.3   $535.0
Subrogation Recoveries(2)..................................   177.7    144.9    112.5
Throughput(3)..............................................    24.7%    24.1%    25.0%
Effective Fee Rate.........................................    27.4     27.1     26.9
Subrogation Revenues.......................................  $ 48.7   $ 39.3   $ 30.2
Employees:
  Direct Operations........................................     386      399      312
  Support..................................................     109       84       71
                                                             ------   ------   ------
          Total Employees..................................     495      483      383
                                                             ======   ======   ======

---------------

(1) Backlog represents the total dollar amount of potentially recoverable claims that the Company is pursuing on behalf of clients at any point in time.
(2) Excludes approximately $8.2 million of recoveries and $1.2 million of revenues in connection with the breast implant litigation settlement, during 1996.
(3) Throughput equals recoveries for the period divided by the average of backlog at the beginning and end of the period.

          STATEMENTS OF INCOME AS A PERCENTAGE OF SUBROGATION REVENUES

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Subrogation Revenues........................................  100.0%   100.0%   100.0%
Cost of Services............................................   45.6     47.2     49.7
Support Expenses............................................   21.9     22.7     23.9
Operating Income............................................   27.7     19.9     27.4
Income Before Income Taxes..................................   31.1     22.8     29.1
Net Income..................................................   18.3     10.2     16.9

1998 COMPARED TO 1997

     Revenues. Total revenues for the year ended December 31, 1998 increased 24%, to $48.7 million from $39.3 million in 1997. Growth in subrogation revenues occurred primarily because of increased subrogation recoveries, from $144.9 million in 1997 to $177.7 million in 1998. The effective fee rate increased slightly to 27.4% from 27.1%. The increase in total subrogation recoveries was due primarily to growth in backlog, which in turn grew primarily because of an increase in the number of lives installed. Backlog increased 15.3% to $770.7 million at December 31, 1998 from $668.3 million at December 31, 1997. The Company was also able to obtain subrogation recoveries at a rate of approximately 6% of average backlog per quarter during 1998 and 1997. Lives installed grew 5.8% in 1998 to 38.5 million.

     Cost of Services. Cost of services increased in 1998 to $22.2 million from $18.5 million in 1997, which is an increase of 19.8%. As a percentage of subrogation revenues, cost of services decreased to 45.6% in 1998 from 47.2% in 1997. The decrease is a result of lower growth of lives installed and their associated costs in 1998 relative to the growth in revenue for the year and increased efficiencies by the Company.

     As a result of the nature of the Company's contingent fee arrangements with its clients, the Company incurs significant current expense in an effort to generate revenue, a significant portion of which will be recorded in future periods. Because relatively little revenue is earned during the first year following the installation of new lives, unless the Company assumes responsibility for the new client's existing backlog, the growth rate for lives installed exceeds the revenue growth rate.

     Support Expenses. Support expenses increased 19.8% to $10.7 million for the twelve months ended December 31, 1998, from $8.9 million for the comparable period in 1997 due to hiring of additional support staff for the SubroSystem upgrade project. Support expenses decreased as a percentage of subrogation revenues from 22.7% for the twelve months ended December 31, 1997 to 21.9% for the comparable period in 1998. The decline in support expenses as a percentage of subrogation revenues resulted from improved economies of scale in the support functions and also the capitalization of $564,000 of certain software development costs associated with the upgrade of the SubroSystem for 1998. These costs were capitalized in conjunction with the requirements under Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," adopted January 1, 1998, which were historically expensed.

     Depreciation and Amortization. Depreciation and amortization expenses increased 97.6% to $2.3 million for the twelve months ended December 31, 1998 from $1.2 million for the comparable period in 1997. The increase in depreciation expense was mainly attributable to the capital expenditures for the SubroSystem Upgrade.

     Interest Income. Interest income, net totaled $1.7 million and $1.2 million for the twelve months ended December 31, 1998 and 1997, respectively. The increase in interest income was a result of continued interest income earned on $19.2 million of proceeds from the issuance by the Company of 1,470,000 shares of Common Stock on June 9, 1997 upon the exercise of the underwriters' over-allotment option and on HCRI's cash provided by operating activities.

     Compensation Charge. In connection with the sale of the Company by Medaphis in May 1997, the Company incurred a one-time $2.8 million non-cash compensation charge. This charge was from the issuance by the Company of 200,000 shares of Common Stock to the Company's management group, as a bonus for the successful completion of the sale of the Company by Medaphis. This represented 2% of the shares of Common Stock outstanding after the Company's initial public offering and 1.7% of the shares of Common Stock outstanding following the exercise of the underwriters' over-allotment option.

     Tax: Provision for income taxes was approximately 41.3% of pre-tax income for the year ended December 31, 1998 and 42% for the year ended December 31, 1997. The effective tax rate exceeded the Federal statutory tax rate as a consequence of state and local taxes and non-deductible expenses.

     Net Income. Net income for the year ended December 31, 1998 increased $2.1 million, or 30.8%, to $8.9 million or $0.77 per diluted share, from $6.8 million or $0.63 per diluted share for the year ended

December 31, 1997, excluding the $2.8 million non-cash ($0.26 per diluted share), compensation charge incurred in 1997. Net income as, reported for the twelve months ended December 31, 1997 was $4.0 million, or $0.37 per diluted share, including the non-recurring compensation charge. Net income and earnings per share for the year ended December 31, 1998, excluding $564,000 of certain software development costs associated with the upgrade of the SubroSystem and capitalized in conjunction with the requirements under SOP 98-1, would have been $8.57 million and $0.74 per diluted share, respectively. These capitalized costs were historically expensed prior to the Company implementing Statement of Position 98-1 on January 1, 1998.

1997 COMPARED TO 1996

     Revenues. Total revenues for the year ended December 31, 1997 increased 25%, to $39.3 million. This increase is primarily attributable to a 30% growth in subrogation revenues, from $30.2 million to $39.3 million. Total revenues for the year ended December 31, 1996 include $1.2 million of non-recurring revenue generated from the breast implant class action settlement services provided on an ad hoc basis by the Company, net of related expenses incurred by the Company. The Company assisted healthcare payors in obtaining a settlement with breast implant manufacturers, other than Dow Corning, by, among other things, calculating their aggregate medical benefit liability. Growth in subrogation revenues occurred primarily because of increased subrogation recoveries, from $112.5 million in 1996 to $144.9 million in 1997. The effective fee rate increased slightly to 27.1% from 26.9%. The increase in total subrogation recoveries was due primarily to growth in backlog, which in turn grew primarily because of an increase in the number of lives installed. Backlog increased 25% to $668.3 million at December 31, 1997 from $535.0 million at December 31, 1996. The Company was also able to obtain subrogation recoveries at a rate of approximately 6% of average backlog per quarter during 1996 and 1997. Lives installed grew 26% in 1997 to 36.4 million.

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

     Support Expenses. Support expenses increased 24%, to $8.9 million for the twelve months ended December 31, 1997, from $7.2 million for the comparable period in 1996 due to hiring of additional support staff for the SubroSystem upgrade project. Support expenses decreased as a percentage of subrogation revenues (i.e., revenues excluding the non-recurring other revenue from the silicone breast implant class action settlement) from 23.9% for the twelve months ended December 31, 1996 to 22.7% for the comparable period in 1997. The decline in support expenses as a percentage of subrogation revenues resulted from improved economies of scale in the support functions.

     Depreciation and Amortization. Depreciation and amortization expenses from prior periods were restated separately to conform with current presentation. Depreciation and amortization expenses increased 34.5% to $1.2 million for the twelve months ended December 31, 1997 from $0.9 million for the comparable period in 1996.

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

     Interest Income. Interest income, net totaled $1.2 million and $0.5 million for the twelve months ended December 31, 1997 and 1996, respectively. The increase in interest income was a result of interest income earned on $19.2 million of proceeds from the issuance by the Company of 1,470,000 shares of Common Stock as of June 9, 1997 upon the exercise of the underwriters' over-allotment option.

     Tax. Provision for income taxes was approximately 42% of pre-tax income excluding the non-cash non-recurring compensation charge, for the years ended December 31, 1997 and 1996. The effective tax rate exceeded the Federal statutory tax rate as a consequence of state and local taxes and non-deductible expenses.

     Net Income. Net income for the year ended December 31, 1997 increased $2.4 million, or 55%, to $6.8 million, or $0.63 per share, from $4.4 million, or $0.45 per share, in the comparable period of 1996, excluding non-recurring items. These non-recurring items were the $2.8 million ($.26 per share) non-cash, non-recurring compensation charge in 1997 and $680,000 ($.07 per share, net of tax) of net income from the breast implant class action settlement in 1996. Net income as reported for the twelve months ended December 31, 1997 was $4.0 million, or $0.37 per share, compared to $5.1 million, or $0.52 per share, for the comparable period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's statements of cash flows for the years ended December 31, 1998, 1997 and 1996 are summarized below:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                             1998      1997      1996
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Net Cash Provided by Operations...........................  $ 9,814   $10,764   $ 5,876
Net Cash Used In Investing Activities.....................   (3,783)   (3,096)   (1,558)
Net Cash Provided by (Used In) Financing Activities.......      428    16,953    (4,265)
                                                            -------   -------   -------
Net Increase in Cash and Cash Equivalents.................  $ 6,459   $24,621   $    53
                                                            =======   =======   =======

     The Company had working capital of $30.9 million at December 31, 1998, including cash and cash equivalents of $31.1 million, compared with working capital of $22.9 million at December 31, 1997. The increase is primarily attributable to $9.8 million of cash provided by operating activities offset by furniture and equipment purchases.

     Net cash provided by operations decreased $1.0 million for the year ended December 31, 1998 compared to the year ended December 31, 1997, primarily as a result of timing of recurring cash receipts and disbursements related to accrued expenses and subrogation recoveries.

     Net cash used in investing activities primarily reflects the Company's capital expenditures for ongoing facility expansion and system enhancements, including computer hardware, to meet the requirements of the Company's growing revenue base. Capital expenditures for the year ending December 31, 1998 were approximately $3.8 million for facility expansion, computer hardware and the SubroSystem Upgrade. Over the next 12 months, the Company anticipates capital expenditures approximating the same as 1998 for the upgrade and the integration of the Subro-Audit, Inc. and a related entity, O'Donnell Leasing Co., LLP, acquisition, which closed on January 25, 1999, and for the MedCap Medical Cost Management, Inc. acquisition, which closed on February 15, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

     Net cash provided by financing activities for the year ended December 31, 1998 reflects $0.4 million in cash proceeds received in connection with the exercise of a former employee's stock options. Net cash provided by financing activities for the year ended December 31, 1997 reflects $19.2 million in cash proceeds received in connection with the exercise of the underwriters' over-allotment option, offset by a $2.2 million distribution to Medaphis. An amount of $4.3 million representing a distribution to Medaphis is reflected in the 1996 cash used in financing activities.

     In February 1998, the Company entered into a $50 million senior secured revolving credit facility (the "Credit Facility") with National City Bank of Kentucky and the lenders named therein, replacing the Company's $10 million line of credit. The principal amount outstanding under the Credit Facility will mature on January 31, 2001 and bears interest at the Company's option, at either: (i) the Prime Rate plus the applicable margin in effect or (ii) the Eurodollar Rate plus the applicable margin in effect. The applicable margin is determined in accordance with a Pricing Grid based on the Company's ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The agreement contains usual and customary covenants including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. As of March 25, 1999, the Company was in compliance with the covenants and a total of $12.3 million was drawn under the Credit Facility for two acquisitions the Company recently completed. The Credit Facility was amended in May 1998 and March 1999 to enable the Company to acquire entities that do not maintain audited financials and to use proceeds from the Credit Facility to repurchase up to $10 million of outstanding stock, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

     By contract, with respect to its standard recovery services, the Company disburses recoveries to its clients on or before the 15th day of the month following the month in which recoveries are made. At December 31, 1998 and December 31, 1997, the Company reported on its balance sheet, as a current asset, restricted cash of $16.9 million and $14.2 million, respectively, representing subrogation recoveries effected by HCRI for its clients. At December 31, 1998 and December 31, 1997, HCRI reported on its balance sheet, as a current liability, funds due clients of $13.1 million and $11.6 million, respectively, representing recoveries to be distributed to clients, net of the fee earned on such recoveries.

     The Company believes that its available cash resources, together with the borrowings available under the Credit Facility, will be sufficient to meet its current operating requirements and acquisitions and internal development initiatives.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     There are no recently issued accounting pronouncements which are expected to have a significant impact on the Company, other than those previously disclosed and currently being applied.

RECENT DEVELOPMENTS

  Acquisitions

     On January 25, 1999, HCRI acquired the assets of Subro-Audit, Inc., a Wisconsin corporation, and a related entity, O'Donnell Leasing Co., LLP, a Wisconsin limited liability partnership (together, "SAI"), for approximately $24.4 million, using available unrestricted cash, and may pay up to $8.5 million over the next two years pursuant to an earn-out arrangement. SAI is based in Wisconsin and has provided recovery services to an installed base of approximately 8 million lives, who are covered by insurers, HMOs and employer-funded plans throughout the United States. The acquisition will be accounted for using the purchase method of accounting and will be operated as a division of HCRI.

     On February 15, 1999, HCRI acquired the assets of MedCap Medical Cost Management Systems, Inc., a California corporation ("MedCap"), for approximately $10 million, using existing cash and short-term borrowed funds, and may pay up to fifty percent of the gross profits of the MedCap business for each of the twelve month periods ending December 31, 1999 and 2000, pursuant to an earn-out arrangement. MedCap provides a variety of medical cost management services to health insurers and HMOs primarily in California. These services include hospital bill auditing, contract compliance review, identification of certain other payments, and cost management consulting services. The acquisition will be accounted for using the purchase method of accounting and will be operated as a division of HCRI.

  Anticipated First Quarter 1999 Results

     On March 15, 1999, HCRI announced that based on information available as of that date, the Company expected revenues for the first quarter of 1999 to be in the range of $13.0 million to $14.0 million. The Company further anticipated revenues in this range to result in earnings between $0.12 and $0.14 per share, on a diluted basis.

  Stock Repurchase Plan

     HCRI also announced that its Board had authorized a stock repurchase plan under which the Company may repurchase up to $10 million of HCRI Common Stock in the open market, from time to time, at prices per share deemed favorable by it. Shares will be repurchased using borrowed funds and will continue until such time as the Company has repurchased $10 million of HCRI Common Stock or until it otherwise determines to terminate the stock repurchase plan.

  Adoption of a Rights Plan

     On February 12, 1999, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of Common Stock of the Company. The dividend was payable to stockholders of record on March 1, 1999. The Rights, which will initially trade with the Common Stock, separate and become exercisable only upon the earlier to occur of (i) 10 days after the date (the "Stock Acquisition Date") of a public announcement that a person or group of affiliated persons has acquired 20% or more of the Common Stock (such person or group being hereinafter referred to as an "Acquiring Person") or (ii) 10 days (or such later date as the Board of Directors shall determine) after the commencement of, or announcement of an intention to make, a tender offer or exchange offer that could result in such person or group owning 20% or more of the Common Stock (the earlier of such dates being called the "Distribution Date"). When exercisable, each Right initially entitles the registered holder to purchase from the Company one one-hundredth of a share of a newly created class of preferred stock of the Company at a purchase price of $65 (the "Purchase Price"). The Rights are redeemable for $0.001 per Right at the option of the Board of Directors. The Rights expire on March 1, 2009.

     If any person becomes an Acquiring Person, each holder of a Right will thereafter have the right (the "Flip-In Right") to receive, in lieu of shares of preferred stock and upon payment of the Purchase Price, shares of Common Stock having a value equal to two times the Purchase Price of the Right. Also, if at any time on or after the Stock Acquisition Date, (i) the Company is acquired in a transaction in which the holders of all the outstanding shares of Common Stock immediately prior to the consummation of the transaction are not the holders of all of the surviving corporation's voting power, or (ii) more than 50% of the Company's assets, cash flow or earning power is sold or transferred other than in the ordinary course of business, then each holder of a Right shall thereafter have the right (the "Flip-Over Right") to receive, in lieu of shares of preferred stock and upon exercise and payment of the Purchase Price, common shares of the acquiring company having a value equal to two times the Purchase Price. If a transaction would otherwise result in a holder having a Flip-In as well as a Flip-Over Right, then only the Flip-Over Right will be exercisable. If a transaction results in a holder having a Flip-Over Right subsequent to a transaction resulting in the holder having a Flip-In Right, a holder will have a Flip-Over Right only to the extent such holder's Flip-In Rights have not been exercised.

  Related Party Transaction

     On February 12, 1999, the Board of Directors authorized a loan in the amount of $350,000 to Patrick B. McGinnis, the Chairman and Chief Executive Officer of the Company, in exchange for a full recourse promissory note in the same amount from Mr. McGinnis. The full recourse promissory note bears interest at a rate equal to the Company's cost of borrowing under its Credit Facility, or if no loan amount is outstanding under the Credit Facility, the federal short-term rate.

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

     The Company provides services to healthcare plans that as of December 31, 1998 covered approximately 40.5 million lives. HCRI's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations. During 1998 and 1997, HCRI's largest clients generated 28%, 8%, and 7%, and 31%, 9% and 9%, respectively, of HCRI's revenues. The loss of one or more of these accounts could have a material adverse effect on HCRI's business, results of operations and financial condition. On December 31, 1998, HCRI had backlog of $770.7 million. HCRI's revenues are earned under written contracts with its clients that generally provide for contingency fees from recoveries under a variety of pricing regimes. The pricing arrangements offered by HCRI to its clients include a fixed fee percentage, a fee percentage that declines as the number of lives covered by the client and subject to HCRI's service increases and a fee percentage that varies with HCRI's recovery performance.

YEAR 2000 ISSUES

     The year 2000 presents a problem for computer systems (software and hardware) that were not designed to handle any dates beyond the year 1999. The problem is pervasive and complex because virtually every computer operation will be affected in some way by the rollover of the last two digits of the year "00." In consequence, any such software and hardware will need to be modified some time prior to December 31, 1999, in order to remain functional. Computer systems that do not properly handle this rollover could generate erroneous data or fail to function.

     The Company has initiated a company-wide program to identify and address the modifications to or replacements of computer code (including data received from clients), hardware and office equipment, the testing and the implementation procedures necessary to achieve year 2000 readiness ("Y2K Readiness" or descriptively, "Y2K Ready"). As a result of this program, all functions within the Company have been surveyed in order to first, identify software and hardware that are not presently Y2K Ready, and secondly, to establish a schedule for remediation or replacement of the items of software and hardware that are not Y2K Ready.

     The Company has completed its identification of the elements of its software and hardware that are not Y2K Ready. Included among these elements are certain fields contained in the SubroSystem, the Company's on-line subrogation system. The first date of potential failure for all of these items of software and hardware, including the SubroSystem, is January 1, 2000. The completion date for replacement or remediation of all elements of Company software, including the SubroSystem, and hardware which are not already Y2K Ready, is September 30, 1999. Although the Company had previously estimated a June 30, 1999 completion date, the Company directed certain resources during the fourth quarter of 1998 to facilitate acquisitions and certain other matters which caused the delay. To date, the costs of the Company's efforts to achieve Y2K Readiness have not exceeded $75,000, and are not expected to exceed $150,000 in total.

     Management believes that the greatest risk posed to the Company's Y2K Readiness lies in the possible failure of its clients and other members of the healthcare payor industry to achieve Y2K Readiness. The Company relies on its clients to provide electronic claims data, through electronic data interfaces, as the source of information from which the Company identifies potentially recoverable claims. If clients are unable to provide such data because they are not Y2K Ready, the Company could suffer a slow-down in its recovery efforts, impairing its ability to make the recoveries from which it derives its revenue. Moreover, to the extent that payors which are potential clients fail to achieve Y2K Readiness, HCRI's ability to sell to and to install such payors may also be impaired. With respect to current clients, HCRI has undertaken a survey of each client's state of Y2K Readiness. The Company has received notifications from 70% of its client base, representing more than 70% of its installed lives. All notifications indicated that clients have Y2K efforts underway. The Company is attempting to obtain surveys from its remaining client base. However, as the Company is relying upon representations of client Y2K Readiness in response to the surveys, the Company is closely monitoring progress through available means, and preparing for contingencies, as necessary.

     The Company's contingency planning calls for, among other things, early identification of alternative means of obtaining electronic claims data should the existing electronic data interfaces with clients fail. Contingency plans are being developed on an as-needed, client-specific basis, as warranted.

ITEM 7A.  QUANTITATIVE & QUALITATIVE MARKET RISK DISCLOSURES

     The Company is exposed to market risk from changes in interest rates related to its Credit Facility. The impact on earnings and value of any debt under its Credit Facility is subject to change as a result of movements in market rates and prices. The Credit Facility is subject to variable interest rates. As of December 31, 1998, the Company had nothing outstanding under its Credit Facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Healthcare Recoveries, Inc.

     In our opinion, the accompanying balance sheets and the related statements of income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Healthcare Recoveries, Inc. (the Company) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

PricewaterhouseCoopers LLP

February 16, 1999, except for
     Note 15 as to which the date
     is March 22, 1999.

                          HEALTHCARE RECOVERIES, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1998      1997
                                                              -------   -------
                                    ASSETS
Current assets:
  Cash and cash equivalents.................................  $31,133   $24,674
  Restricted cash...........................................   16,927    14,207
  Accounts receivable, less allowance for doubtful accounts
     of $307 in 1998 and $251 in 1997.......................    3,607     2,507
  Other current assets......................................    1,583       676
                                                              -------   -------
          Total current assets..............................   53,250    42,064
                                                              -------   -------
Property and equipment, at cost:
  Furniture and fixtures....................................    2,527     2,177
  Office equipment..........................................    1,783     1,471
  Computer equipment........................................    7,991     5,066
  Leasehold improvements....................................      845       649
                                                              -------   -------
                                                               13,146     9,363
  Accumulated depreciation and amortization.................   (6,962)   (4,920)
                                                              -------   -------
          Property and equipment, net.......................    6,184     4,443
Other assets................................................    1,569     1,663
                                                              -------   -------
          Total assets......................................  $61,003   $48,170
                                                              =======   =======
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $ 1,234   $   986
  Accrued expenses..........................................    5,516     4,770
  Funds due clients.........................................   13,118    11,643
  Income taxes payable......................................    2,484     1,754
                                                              -------   -------
          Total current liabilities.........................   22,352    19,153
Other liabilities...........................................    1,458     1,152
                                                              -------   -------
          Total liabilities.................................   23,810    20,305
                                                              -------   -------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares
     authorized; no shares issued or outstanding............       --        --
  Common stock, $.001 par value; 20,000,000 shares
     authorized; 11,502,987 shares and 11,470,000 shares
     issued and outstanding, respectively...................       12        11
  Capital in excess of par value............................   22,428    22,001
  Retained earnings.........................................   14,753     5,853
                                                              -------   -------
          Total stockholders' equity........................   37,193    27,865
                                                              -------   -------
          Total liabilities and stockholders' equity........  $61,003   $48,170
                                                              =======   =======

    The accompanying notes are an integral part of the financial statements.

                          HEALTHCARE RECOVERIES, INC.

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1998      1997      1996
                                                              -------   -------   -------
Revenues:
  Subrogation...............................................  $48,734   $39,277   $30,248
  Other revenues............................................       --        --     1,171
                                                              -------   -------   -------
          Total revenues....................................   48,734    39,277    31,419
Cost of services............................................   22,199    18,523    15,026
                                                              -------   -------   -------
          Gross profit......................................   26,535    20,754    16,393
Support expenses............................................   10,692     8,922     7,215
Depreciation and amortization...............................    2,334     1,181       878
Non-recurring compensation charge (See Note 7)..............       --     2,848        --
                                                              -------   -------   -------
          Operating income..................................   13,509     7,803     8,300
Interest income, net........................................    1,657     1,158       486
                                                              -------   -------   -------
          Income before income taxes........................   15,166     8,961     8,786
Provision for income taxes..................................    6,266     4,959     3,685
                                                              -------   -------   -------
          Net income........................................  $ 8,900   $ 4,002   $ 5,101
                                                              =======   =======   =======
Earnings per common share (basic)...........................  $  0.78   $  0.37   $  0.52
                                                              =======   =======   =======
Earnings per common share (diluted).........................  $  0.77   $  0.37   $  0.52
                                                              =======   =======   =======

    The accompanying notes are an integral part of the financial statements.

                          HEALTHCARE RECOVERIES, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                            EQUITY
                                                             CAPITAL IN     FUNDING
                                         COMMON STOCK        EXCESS OF     FROM (TO)    RETAINED
                                    ----------------------      PAR        MEDAPHIS     EARNINGS
                                      SHARES       AMOUNT      VALUE      CORPORATION   (DEFICIT)    TOTAL
                                    -----------   --------   ----------   -----------   ---------   -------
Balances, December 31, 1995.......    9,800,000   $     10         --       $ 4,447      $(1,183)   $ 3,274
  Net income......................                                                         5,101      5,101
  Distribution to Medaphis........                                           (4,265)                 (4,265)
                                    -----------   --------    -------       -------      -------    -------
Balances, December 31, 1996.......    9,800,000         10         --           182        3,918      4,110
  Net income......................                                                         4,002      4,002
  Issuance of common stock........    1,470,000          1     19,241                                19,242
  Non-recurring compensation
     charge.......................      200,000         --      2,800                                 2,800
  Distributions to Medaphis
     Corporation..................                                             (182)      (2,067)    (2,249)
  Other...........................                                (40)                                  (40)
                                    -----------   --------    -------       -------      -------    -------
Balances, December 31, 1997.......   11,470,000         11     22,001            --        5,853     27,865
  Net income......................                                                         8,900      8,900
  Issuance of common stock........       32,987          1        427                                   428
                                    -----------   --------    -------       -------      -------    -------
Balances, December 31, 1998.......  $11,502,987   $     12    $22,428            --      $14,753    $37,193
                                    ===========   ========    =======       =======      =======    =======

    The accompanying notes are an integral part of the financial statements.

                          HEALTHCARE RECOVERIES, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                               1998      1997      1996
                                                              -------   -------   -------
Cash flows from operating activities:
  Net income................................................  $ 8,900   $ 4,002   $ 5,101
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Non-recurring compensation charge......................       --     2,848        --
  Depreciation and amortization.............................    2,334     1,181       878
  Deferred income taxes.....................................      341      (295)      (27)
  Changes in operating assets and liabilities:
     Restricted cash........................................   (2,720)    4,548    (9,247)
     Accounts receivable....................................   (1,100)     (581)     (630)
     Other current assets...................................     (960)     (379)       89
     Other assets...........................................     (318)   (1,085)      (42)
     Trade accounts payable.................................      248       400       296
     Accrued expenses.......................................      746     1,109     1,473
     Funds due clients......................................    1,475    (3,310)    8,028
     Income taxes payable...................................      730     1,754        --
     Other liabilities......................................      138       572       (43)
                                                              -------   -------   -------
          Net cash provided by operating activities.........    9,814    10,764     5,876
                                                              -------   -------   -------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (3,783)   (3,096)   (1,558)
                                                              -------   -------   -------
          Net cash used in investing activities.............   (3,783)   (3,096)   (1,558)
Cash flows from financing activities:
  Issuance of common stock..................................      428    19,242        --
  Distributions to Medaphis Corporation.....................       --    (2,249)   (4,265)
  Other.....................................................       --       (40)       --
                                                              -------   -------   -------
Net cash provided by (used in) financing activities.........      428    16,953    (4,265)
                                                              -------   -------   -------
Net increase in cash and cash equivalents...................    6,459    24,621        53
Cash and cash equivalents, beginning of period..............   24,674        53        --
                                                              -------   -------   -------
Cash and cash equivalents, end of period....................  $31,133   $24,674        53
                                                              =======   =======   =======
Supplemental cash flows disclosure:
Income tax payments.........................................  $ 5,293   $ 3,753   $ 3,712
                                                              =======   =======   =======

    The accompanying notes are an integral part of the financial statements.

                          HEALTHCARE RECOVERIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION:

     Healthcare Recoveries, Inc. (the "Company") was incorporated on June 30, 1988 under the laws of the State of Delaware. The Company's services comprise the complete outsourcing of the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and paid from the proceeds of liability or workers' compensation insurance.

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

     On May 21, 1997, the Company completed its initial public offering (the "Offering") of 9,800,000 shares of Common Stock, excluding 200,000 shares issued in connection with the non-recurring compensation charge (see Note 7). Medaphis sold all the shares. As a result, the Company received no proceeds from the sale of shares in the Offering. On June 9, 1997, the Company sold 1,470,000 shares of Common Stock to the underwriters of the Offering in satisfaction of the exercise of an over-allotment option, resulting in proceeds to the Company of approximately $19.2 million.

     In connection with the Offering, certain revisions to allocations and estimates were made by management in the accompanying financial statements for the periods during which the Company was a subsidiary of Medaphis to present the financial position, results of operations and cash flows of the Company as an independent entity. Costs previously incurred by Medaphis on behalf of the Company include executive salaries, employee benefits, insurance, telecommunications, payroll processing and other general and administrative expenses. The allocation of these costs was based principally on specific identification, the ratio of the number of Company employees to total Medaphis employees or the ratio of total Company assets to total Medaphis assets, as appropriate. Total cost allocated to the Company was $361,000 for the year ended December 31, 1996. Effective January 1, 1997, these costs were paid by the Company. Management believes that, in the aggregate, costs of this nature reflect the fair value of services rendered by Medaphis and that it would have incurred similar costs as an independent entity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

                          HEALTHCARE RECOVERIES, INC.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives of property and equipment range from three to five years. Effective January 1, 1998, the Company adopted Statement of Position 98-1, which requires the capitalization of internal and external costs incurred to develop or obtain computer software for internal use.

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

OTHER REVENUES

     Other revenues represent amounts associated with non-recurring subrogation services for clients in connection with class action tort claims relating to the use of breast implants.

PROVISION FOR INCOME TAXES

     The provision for income taxes has been prepared as if the Company was an independent entity for all periods presented and in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

STOCK-BASED COMPENSATION PLANS

     The Company accounts for its employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective in 1996, the Company implemented the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies that elect not to account for stock-based compensation as prescribed by SFAS No. 123, to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used in determining the pro forma effects of SFAS No. 123.

                          HEALTHCARE RECOVERIES, INC.

EARNINGS PER COMMON SHARE

     A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations follows (dollars in thousands, except per share results):

                                                                                  PER-SHARE
                                                        NET INCOME     SHARES      RESULTS
                                                        ----------   ----------   ---------
YEAR ENDED DECEMBER 31, 1998:
  Basic earnings per common share.....................    $8,900     11,484,266    $ 0.78
  Effect of dilutive stock options....................        --         70,676     (0.01)
  Diluted earnings per common share...................     8,900     11,554,942      0.77
YEAR ENDED DECEMBER 31, 1997:
  Basic earnings per common share.....................     4,002     10,752,384      0.37
  Effect of dilutive stock options....................        --         66,293        --
  Diluted earnings per common share...................     4,002     10,818,677      0.37
YEAR ENDED DECEMBER 31, 1996:
  Basic earnings per common share.....................     5,101      9,800,000      0.52
  Effect of dilutive stock options....................        --             --        --
  Diluted earnings per common share...................     5,101      9,800,000      0.52

     Basic earnings per common share for 1997 were computed based on the weighted-average number of shares outstanding during the period after giving retroactive effect to the Stock Split (see Note 11). The dilutive effect of stock options is calculated using the treasury stock method. Options to purchase 360,550 shares for the year ended December 31, 1998 were not included in the computation of diluted earnings per common share as the options' exercise prices were greater than the average market price of the common shares during the period.

USE OF ESTIMATES AND ASSUMPTIONS

     Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect (i) reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the financial statements and (iii) reported amounts of revenues and expenditures during the reporting period. Actual results may differ from those estimates.

3. LEASE COMMITMENTS:

     The Company leases office space and certain equipment. Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 1998 are as follows (in thousands):

1999........................................................  $1,195
2000........................................................   1,179
2001........................................................   1,156
2002........................................................     587
                                                              ------
                                                              $4,117
                                                              ======

     Rental expense, which includes amounts applicable to short-term leases, was approximately $1,110,000, $979,000 and $806,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                          HEALTHCARE RECOVERIES, INC.

4. INCOME TAXES:

     The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 consists of the following (in thousands):

                                                               1998     1997     1996
                                                              ------   ------   ------
Current:
  Federal...................................................  $4,961   $3,941   $2,784
  State and local...........................................     964    1,313      928
                                                              ------   ------   ------
                                                               5,925    5,254    3,712
                                                              ------   ------   ------
Deferred:
  Federal...................................................     286     (246)     (22)
  State and local...........................................      55      (49)      (5)
                                                              ------   ------   ------
                                                                 341     (295)     (27)
                                                              ------   ------   ------
                                                              $6,266   $4,959   $3,685
                                                              ======   ======   ======

     The following is a reconciliation of the effective tax rate to the federal statutory rate for the years ended December 31, 1998, 1997 and 1996:

                                                              1998    1997    1996
                                                              ----    ----    ----
Federal statutory rate......................................  35.0%   35.0%   35.0%
State and local taxes, net of federal tax benefit...........   6.8     6.8     6.8
Non-recurring compensation charge...........................    --    13.3      --
Other, net..................................................  (0.5)    0.2     0.1
                                                              ----    ----    ----
                                                              41.3%   55.3%   41.9%
                                                              ====    ====    ====

     Temporary differences giving rise to deferred taxes in the accompanying balance sheets at December 31, 1998 and 1997 consist of the following (in thousands):

                                                             1998                   1997
                                                     --------------------   --------------------
                                                     ASSETS   LIABILITIES   ASSETS   LIABILITIES
                                                     ------   -----------   ------   -----------
Accrued bonuses....................................  $  585                 $  456        --
Accounts receivable................................             $1,395          --      $940
Accrued litigation.................................     596                    555        --
Other..............................................     163         15         219        15
                                                     ------     ------      ------      ----
                                                     $1,344     $1,410      $1,230      $955
                                                     ======     ======      ======      ====

     Management believes that the deferred tax assets are realizable based primarily on the existence of sufficient taxable income within the allowable carryback period.

5. MAJOR CLIENTS:

     The following table presents the percentage of total revenues contributed by the Company's largest clients for the years ended December 31, 1998, 1997 and 1996:

                                                              1998    1997    1996
                                                              ----    ----    ----
UnitedHealth Group..........................................   28%     31%     25%
Kaiser Permanente...........................................    8       9      12
                                                               --      --      --
                                                               36%     40%     37%
                                                               ==      ==      ==

                          HEALTHCARE RECOVERIES, INC.

     No other client accounted for more than 10% of the Company's total revenues. The loss of one or both of these clients could have a material adverse effect on the Company's results of operations, financial position and cash flows.

6. RELATED PARTY TRANSACTION:

     The Company has entered into a contract for legal services with a professional service corporation that is wholly owned by one of the Company's officers. This arrangement exists solely for the purpose of minimizing the costs of legal services purchased by the Company on behalf of its clients. For the years ended December 31, 1998, 1997 and 1996, approximately $1,320,000, $1,001,000 and $748,000, respectively, was paid to this law firm for such legal services.

7. NON-RECURRING COMPENSATION CHARGE:

     During the second quarter of 1997, the Company recognized a non-recurring, non-cash compensation charge of approximately $2.8 million relating to a bonus comprised of 200,000 shares of the Company's Common Stock granted by the Company to certain members of the Company's executive management upon consummation of the Offering. The amount of the charge approximated the fair value of the shares granted based on the Offering price of $14.00 per share.

8. EMPLOYEE BENEFIT PLAN:

PENSION PLAN

     The Company's employees participated in the 401(k) defined contribution pension plan of Medaphis prior to January 1, 1997. Effective on that date, the Company's employees began participation in the Company's 401(k) defined contribution pension plan. Annual expense provisions for both plans are based upon the level of employee participation, as the plans require the Company to match a certain portion of the employees' contributions. Total retirement plan expense was approximately $342,700, $247,000 and $165,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

OTHER

     Accrued bonuses included in the accompanying balance sheets at December 31, 1998 and 1997 approximate $4.4 and $3.4 million, respectively.

9. CONTINGENCIES:

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

10. CREDIT FACILITY:

     On February 1, 1998, the Company entered into an agreement which provides an unsecured revolving line of credit (the "Credit Facility") for borrowings up to a maximum of $50 million, expiring January 31, 2001. There were no outstanding borrowings on this line at December 31, 1998 (See Note 15). The Credit Facility replaced an existing $10 million revolving line of credit, under which there were no outstanding borrowings at December 31, 1997. Principal amounts outstanding under the Credit Facility bear interest at a variable rate

                          HEALTHCARE RECOVERIES, INC.

based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined margin based on the ratio of the Company's total indebtedness to earnings before interest, taxes, depreciation and amortization. The agreement contains customary covenants and events of default including maintenance of certain minimum interest coverage and leverage ratios and a minimum level of net worth. The agreement also contains a material adverse change clause. The Company does not expect changes in interest rates to have a material effect on its financial position, results of operation or cash flows in 1999. The Credit Facility was amended in May 1998 and March 1999 to enable the Company to acquire entities that do not maintain audited financials and to use proceeds from the Credit Facility to repurchase up to $10 million of outstanding Common Stock.

11. RECAPITALIZATION:

     On May 16, 1997, the Company amended its Certificate of Incorporation to authorize 2,000,000 shares of $.001 par value preferred stock and 20,000,000 shares of $.001 par value Common Stock, of which 9,800,000 shares of Common Stock were issued and outstanding after a 98,000-for-1 Common Stock split ("Stock Split"), which the Company declared to be effective immediately prior to the Offering. The Stock Split was effected in the form of a stock dividend. Accordingly, all references in the accompanying financial statements to number of shares and related per share results have been stated to reflect these changes.

12. SEPARATION AGREEMENT WITH MEDAPHIS:

     Effective May 21, 1997, the Company and Medaphis entered into a separation agreement (the "Separation Agreement") that provided for the separation of the Company from Medaphis. The Separation Agreement provided that on the date of the Offering (i) the Company would (assuming none of the underwriters' over-allotment option had been exercised) have a nominal amount of unrestricted cash, and would not owe any amount to Medaphis (except as discussed below with respect to purchased goods and services, certain employee benefit plan payments and a distribution to be paid to Medaphis to reduce the Company's stockholders' equity to $4,110,000) and (ii) Medaphis would not owe any amount to the Company.

     The Separation Agreement also provided that (i) the Company would pay (without markup or markdown) Medaphis after the consummation of the Offering for any goods or services purchased from or through Medaphis prior to consummation but not paid for prior to such consummation; (ii) Medaphis would cause its bank lenders to release in connection with the Offering the Company's guaranty of Medaphis' bank debt, all liens on the Company's assets and the common stock to be sold by Medaphis pursuant to the Offering; (iii) the Company would upon consummation of the Offering assume responsibility for providing health insurance or insurance coverage to former company employees (and their eligible dependents) who have exercised their right under federal law to obtain such insurance or insurance coverage in accordance with applicable federal law; (iv) assets and liabilities under the Medaphis "cafeteria" employee benefit plan relating to the Company's employees would be transferred to a new Company "cafeteria" benefit plan, together with an adjusting payment to or from the Company to reflect any difference between plan assets and liabilities; (v) after consummation of the Offering, Medaphis would transfer assets in the Medaphis 401(k) retirement plan that relate to the Company's employees to a new 401(k) retirement plan in a manner that satisfies legal requirements for interplan asset transfers; (vi) all stock options held by the Company's employees as of the consummation of the Offering would, in accordance with the particular option plan under which such options were granted, become immediately vested as of such date and any such optionees would be entitled to exercise their options in accordance with the terms of the particular option agreements relating to the granting of such options; (vii) effective as of the consummation of the Offering, the Company was required to have in place certain insured and self-funded welfare benefit plans and arrangements to cover those Company employees who were covered by such types of plans prior to such date; and (viii) Medaphis would pay, in one lump sum, the account balances under the Medaphis Executive Deferred Compensation Plan due

                          HEALTHCARE RECOVERIES, INC.

to those plan participants who would be continuing employment with the Company after consummation of the Offering.

     With respect to indemnification, the Separation Agreement provided that (i) the Company would indemnify Medaphis for federal, state and local income and other tax liability relating to the Company for all periods ending on or prior to August 28, 1995, the date of the Merger and for all periods after the consummation of the Offering; (ii) Medaphis would indemnify the Company for federal income tax liability relating to Medaphis or any of its subsidiaries (including the Company), and for state and local income and other tax liability relating to Medaphis or any subsidiaries (other than the Company) from August 29, 1995 to the date of consummation of the Offering; (iii) the Company would indemnify Medaphis from liability due to or arising out of acts or failures to act of the Company in the periods described in clause (i); (iv) Medaphis would indemnify the Company from liability due to or arising out of the acts or failures to act of Medaphis or any of its subsidiaries (other than the Company) for all periods described in (i) and (ii); and (v) Medaphis would indemnify the non-employee directors of the Company from certain liabilities arising out of the Offering, including liabilities under the Securities Act of 1993.

13. COMMON STOCK OPTIONS:

     Upon consummation of the Offering, the Company adopted the Healthcare Recoveries, Inc. Non-Qualified Stock Option Plan for Eligible Employees (the "Employees' Plan"), the Healthcare Recoveries, Inc. Amended and Restated Directors' Stock Option Plan (the "Directors' Plan") and the Healthcare Recoveries, Inc. Employee Stock Purchase Plan (the "Purchase Plan"). On December 8, 1997, the Company adopted the Healthcare Recoveries, Inc. 1997 Stock Option Plan for Eligible Participants (the "1997 Plan").

     The Employees' Plan provides for the award of stock options to certain officers and key employees of the Company. Options under the Employees' Plan are exercisable at 100% of the market value of the Company's Common Stock on the date of grant. Awards under the Employees' Plan vest ratably over a three-year period and expire ten years from the date of grant. As provided in the Employees' Plan, all options granted to the Company's employees automatically vest in the event of a change in control. At December 31, 1998, 673,750 shares of Common Stock were reserved for issuance under the Employees' Plan, including 105,889 shares available for future award.

     The Directors' Plan provides for the grant of options to purchase the Company's Common Stock to each non-employee director of the Company. Options under the Directors' Plan are exercisable at 100% of the market value of the Company's Common Stock on the date of grant. Each eligible director is to be granted on the date of each annual meeting of stockholders of the Company beginning in 1998 an option to purchase 2,000 shares of Common Stock, for so long as shares are available under the Plan, but not after March 31, 2002. Terms of options granted under this Plan commence on the date of grant and expire on the tenth anniversary of the grant date. Each option is to become exercisable when vested. The options vest ratably over a three-year period, provided that the optionee must be a non-employee Director of the Company on each such anniversary in order for options to vest on such date. At December 31, 1998, 150,000 shares of Common Stock were reserved for issuance under the Directors' Plan, including 90,000 shares available for future award.

     Under the Purchase Plan, eligible employees may purchase shares of the Company's Common Stock, subject to certain limitations, at 85% of its market value. Purchases are made from payroll deductions up to a maximum of 15% of an employee's eligible annual compensation. During the year ended December 31, 1998, 6,737 shares of the Company's Common Stock were purchased under the Purchase Plan, resulting in 293,263 reserved shares of Common Stock being available for purchase at December 31, 1998.

     The 1997 Plan provides for the grant of options to purchase the Company's Common Stock to eligible participants of the Company at 100% of the market value of the Company's Common Stock on the date of grant. Awards under the 1997 Plan expire ten years from the date of grant and vest according to the terms that

                          HEALTHCARE RECOVERIES, INC.

the compensation committee of the Board of Directors determines in its sole discretion. As provided in the 1997 Plan, all options granted to the Company's employees automatically vest in the event of a change in control. At December 31, 1998, 860,000 shares of Common Stock have been reserved under the 1997 Plan of which 402,700 shares are available for future award.

     Activity related to the Employees' Plan, Directors' Plan and 1997 Plan for the year ended December 31, 1998 is summarized as follows:

                                                       DECEMBER 31, 1998           DECEMBER 31, 1997
                                                   -------------------------   -------------------------
                                                   SHARES   WEIGHTED-AVERAGE   SHARES   WEIGHTED-AVERAGE
                                                   (000)     EXERCISE PRICE    (000)     EXERCISE PRICE
                                                   ------   ----------------   ------   ----------------
Options outstanding as of January 1, 1998........     723        $14.93           --             --
  Granted........................................     537        $17.85          728        $ 14.94
  Exercised......................................     (26)       $17.60           --             --
  Canceled.......................................    (149)       $15.79           (5)       $ 15.87
                                                   ------                      -----
Options outstanding as of December 31, 1998......   1,085        $16.58          723        $ 14.93
                                                   ======                      =====
Weighted-average fair value of options granted
  during the year (per share)....................  $ 8.07                      $6.54
                                                   ======                      =====

     The following table summarizes information about options outstanding under the Employees' Plan, Directors' Plan and 1997 Plan at December 31, 1998:

                                                  OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                     ----------------------------------------------   ------------------------
                                        NUMBER           WEIGHTED-                       NUMBER
                                     OUTSTANDING          AVERAGE         WEIGHTED-   OUTSTANDING    WEIGHTED-
                                     DECEMBER 31,        REMAINING         AVERAGE    DECEMBER 31,    AVERAGE
                                         1998           CONTRACTUAL       EXERCISE        1998       EXERCISE
RANGE OF EXERCISE PRICES                (000)          LIFE (YEARS)         PRICE        (000)         PRICE
------------------------             ------------   -------------------   ---------   ------------   ---------
$8.56 - $15.938....................       607               9.0            $15.34         207         $14.45
$16.37 - $23.50....................       478              9.23             19.56           7          18.48
                                        -----                                             ---
                                        1,085              9.12             16.58         214          16.47
                                        =====                                             ===

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

                          HEALTHCARE RECOVERIES, INC.

     All options under the Medaphis Plans were either exercised or canceled as of December 31, 1997. Activity related to the years 1997 and 1996 is summarized as follows:

                                                     1997                        1996
                                           -------------------------   -------------------------
                                           SHARES   WEIGHTED-AVERAGE   SHARES   WEIGHTED-AVERAGE
                                           (000)     EXERCISE PRICE    (000)     EXERCISE PRICE
                                           ------   ----------------   ------   ----------------
Options outstanding as of January 1......    412         $14.06          220         $14.06
  Granted................................     --         $13.75          293         $13.75
  Exercised..............................   (227)        $ 7.37          (10)        $ 7.37
  Canceled...............................   (185)        $28.64          (91)        $28.64
                                           -----                       -----
Options outstanding as of December 31....      0         $10.79          412         $10.79
                                           =====                       =====
Options exercisable as of December 31....      0                          35             89
Weighted-average fair value of options
  granted during the year (per share)....  $   0                       $2.23

     On October 25, 1996, Medaphis changed the exercise price of approximately 81,000 of its then outstanding stock options, which had an exercise price of $15.00 or greater, to a new exercise price of $9.875. On April 25, 1997, Medaphis re-priced all options then outstanding under the Medaphis Plans to the market price of Medaphis common stock on that date of $5.375. No other terms of these options were changed. The Company has not recognized compensation expense as a result of the re-pricing of the stock options granted under the Medaphis Plans.

     The Company accounts for options granted under its employee stock-based compensation plans in accordance with APB No. 25. As a result, the Company has not recognized compensation expense for stock options granted with an exercise price equal to the quoted market price of the common stock on the date of grant and which vest based solely on continuation of employment by the recipient of the option award. The Company adopted SFAS No. 123 for disclosure purposes in 1996. For SFAS No. 123 purposes, the fair value of each option grant and stock based award has been estimated as of the date of grant using the Black-Scholes option pricing model. The following summarizes the weighted average assumptions used in valuing awards under the Employees' Plan, Directors' Plan and 1997 Plan in 1998 and 1997 and the Medaphis Plans in 1997 and 1996.

                                                              1998    1997    1996
                                                              ----    ----    ----
Expected life (years).......................................   5.0     5.0     3.8
Risk-free interest rate.....................................   5.5%    5.8%    6.2%
Dividend yield..............................................   0.0     0.0     0.0
Expected volatility.........................................  38.2    40.0    52.9

     Had compensation expense been recognized under the provisions of SFAS No. 123, utilizing the assumptions in the table above, the Company's net income for the years ended December 31, 1998, 1997 and 1996 and earnings per common share (basic and diluted) for the years ended December 31, 1998, 1997 and 1996 would have decreased to the following pro forma amounts:

                                                               1998     1997     1996
                                                              ------   ------   ------
Net Income As reported......................................  $8,900   $4,002   $5,101
Proforma....................................................   6,972    3,217    4,793
Earnings per common share (basic and diluted) As reported
  (basic)...................................................    0.78     0.37     0.52
As reported (diluted).......................................    0.77     0.37     0.52
Proforma....................................................    0.60     0.30     0.49

     The effects of applying SFAS No. 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma net income or earnings per common share for future years because variables such as

                          HEALTHCARE RECOVERIES, INC.

option grants, option exercises, and stock price volatility included in the disclosures may not be indicative of actual future activity.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     A summary of the Company's quarterly results of operations follows (dollars in thousands except per share amounts):

                                                    FIRST    SECOND     THIRD      FOURTH
                                                   -------   -------   -------     -------
YEAR ENDED DECEMBER 31, 1998:
Revenues.........................................  $11,196   $12,025   $12,719     $12,794
Income before income taxes.......................    3,608     3,704     3,865       3,989
Net income.......................................    2,093     2,171     2,277       2,359
Earnings per common share (basic)................     0.18      0.19      0.20        0.21
Earnings per common share (diluted)..............     0.17      0.19      0.20        0.21

YEAR ENDED DECEMBER 31, 1997:
Revenues.........................................  $ 8,917   $ 9,324   $10,180     $10,856
Income (loss) before income taxes................    2,367      (118)    3,180(a)    3,532
Net income (loss)................................    1,375    (1,264)    1,839(a)    2,052
Earnings (loss) per common share (basic and
  diluted).......................................     0.14     (0.12)     0.16(a)     0.18

---------------

(a) Includes a non-recurring compensation charge of approximately $2.8 million ($0.26 per share) related to a bonus granted by the Company to certain members of the Company's executive management upon consummation of the Offering.

15. SUBSEQUENT EVENTS:

ACQUISITIONS

     On January 25, 1999, the Company acquired the assets of SAI for approximately $24.4 million, using available unrestricted cash, and may pay up to $8.5 million over the next two years pursuant to an earn-out arrangement. SAI is based in Wisconsin and has provided recovery services to an installed base of approximately 8 million lives, who are covered by insurers, HMO's and employer-funded plans throughout the United States. The acquisition was accounted for using the purchase method of accounting and will be operated as a division of HCRI.

     On February 15, 1999, the Company acquired the assets of MedCap for approximately $10 million, using existing cash and short-term borrowed funds, and may pay up to fifty percent of gross profits of the MedCap business for each of the twelve month periods ending December 31, 1999 and 2000, pursuant to an earn-out arrangement. MedCap provides a variety of medical cost management services to health insurers and HMOs. These services include hospital bill auditing, contract compliance review, identification of certain other payments, and cost management consulting services. The acquisition was accounted for using the purchase method of accounting and will be operated as a division of HCRI.

STOCK REPURCHASE PLAN

     HCRI also announced on March 22, 1999 that its Board had authorized a stock repurchase plan under which the Company may repurchase up to $10 million of HCRI Common Stock in the open market, from time to time, at prices per share deemed favorable by it. Shares will be repurchased using borrowed funds and will continue until such time as the Company has repurchased $10 million of HCRI Common Stock or until it otherwise determines to terminate the stock repurchase plan.

                          HEALTHCARE RECOVERIES, INC.

ADOPTION OF A RIGHTS PLAN

     On February 12, 1999, the Board of Director adopted a Stockholder Rights Plan and declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of Common Stock of the Company. The dividend was payable to stockholders of record on March 1, 1999. The Rights, which will initially trade with the common stock, separate and become exercisable only upon the earlier to occur of (i) 10 days after the date (the "Stock Acquisition Date") of a public announcement that a person or group of affiliated persons has acquired 20% or more of the common stock (such person or group being hereinafter referred to as an "Acquiring Person") or (ii) 10 days (or such later date as the Board of Directors shall determine) after the commencement of, or announcement of an intention to make, a tender offer or exchange offer that could result in such person or group owning 20% or more of the common stock (the earlier of such dates being called the "Distribution Date"). When exercisable, each Right initially entitles the registered holder to purchase from the Company one one-hundredth of a share of a newly created class of preferred stock of the Company at a purchase price of $65 (the "Purchase Price"). The Rights are redeemable for $0.001 per Right at the option of the Board of Directors. The Rights expire on March 1, 2009.

     If any person becomes an Acquiring Person, each holder of a Right will thereafter have the right (the "Flip-In Right") to receive, in lieu of shares of preferred stock and upon payment of the Purchase Price, shares of Common Stock having a value equal to two times the Purchase Price of the Right. Also, if, at any time on or after the Stock Acquisition Date, (i) the Company is acquired in a transaction in which the holders of all the outstanding shares of Common Stock immediately prior to the consummation of the transaction are not the holders of all of the surviving corporation's voting power, or (ii) more than 50% of the Company's assets, cash flow or earning power is sold or transferred other than in the ordinary course of business, then each holder of a Right shall thereafter have the right (the "Flip-Over Right") to receive, in lieu of shares of preferred stock and upon exercise and payment of the Purchase Price, common shares of the acquiring company having a value equal to two times the Purchase Price. If a transaction would otherwise result in a holder having a Flip-In as well as a Flip-Over Right, then only the Flip-Over Right will be exercisable. If a transaction results in a holder having a Flip-Over Right subsequent to a transaction resulting in the holder having a Flip-In Right, a holder will have a Flip-Over Right only to the extent such holder's Flip-In Rights have not been exercised.

RELATED PARTY TRANSACTION

     On February 12, 1999, the Board of Directors authorized a loan in the amount of $350,000 to Patrick B. McGinnis, Chairman and Chief Executive Officer, in exchange for a full recourse promissory note in the same amount from Mr. McGinnis. The full recourse promissory note bears interest at a rate equal to the Company's cost of borrowing under its Credit Facility, or, if no loan amount is outstanding under the Credit Facility, the federal short-term rate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to Directors and Executive Officers of the Registrant is included in the sections entitled "Management of the Company", "Executive Officers" "Certain Relationships and Related Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 1999 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the sections entitled "Executive Compensation", "Stock Option Grants", "Stock Option Exercises", "Compensation Committee Report on Executive Compensation", and "Stock Price Performance Graph" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 1999 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the sections entitled "Management Common Stock Ownership" and "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 1999 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 1999 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

          Report of Independent Accountants

          Balance Sheets -- years ended December 31, 1998 and 1997

          Statements of Income -- years ended December 31, 1998, 1997, and 1996

          Statements of Changes in Stockholders' Equity -- years ended December 31, 1998, 1997, and 1996

          Statements of Cash Flow -- years ended December 31, 1998, 1997, and
     1996

     2. Financial Statement Schedules (none required)

     3. Exhibits

     The following list of Exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:


 2.1    --   Asset Purchase Agreement, dated as of December 4, 1998, by and among the Registrant, MedCap Medical Cost Management,
             Inc. and Marcia Deutsch (incorporated by reference to
             Exhibit 2.1 of registrant's Current Report on Form 8-K,
             filed December 11, 1998, File No. 000-22585.)
 2.2    --   Asset Purchase Agreement, dated as of January 3, 1999, by
             and among the Registrant, Subro-Audit, Inc., O'Donnell
             Leasing Co., LLP, Kevin M. O'Donnell and Leah Lampone
             (incorporated by reference to Exhibit 2.1 of Registrant's
             Current Report on Form 8-K, filed January 11, 1999, File No.
             000-22585).
 2.3    --   Amendment to Asset Purchase Agreement by and among
             Healthcare Recoveries, Inc., Subro-Audit, Inc., O'Donnell
             Leasing Co., LLP, Kevin O'Donnell and Leah Lampone, dated as of January 25, 1999 (incorporated by reference to Exhibit
             2.2 of Registrant's Current Report on Form 8-K, filed
             February 3, 1999, File No. 000-22585).
 3.1    --   Amended and Restated Certificate of Incorporation of the
             Registrant (incorporated by reference to Exhibit 3.1 of
             Registrant's Amendment No. 2 to Registration Statement on
             Form S-1, File No. 333-23287).
 3.2    --   Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's Amendment No. 2 to Registration Statement on Form S-1, File No. 333-23287).
 4.1    --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant's Amendment No. 1 to
             Registration Statement on Form S-1, File No. 333-23287).
 4.2    --   Rights Agreement, dated February 12, 1999, between the
             Registrant and National City Bank, as Rights Agent, which
             includes as Exhibit A the Form of Certificate of
             Designations of the Preferred Stock, as Exhibit B the Form
             of Right Certificate and as Exhibit C the Summary of Rights
             to Purchase Preferred Stock (incorporated by reference to
             Exhibit 4.1 of Registrant's Form 8-A, filed February 16,
             1999).
10.1    --   Healthcare Recoveries, Inc. Non-Qualified Stock Option Plan
             for Eligible Employees (incorporated by reference to Exhibit
             4.2 of Registrant's Registration Statement on Form S-1, File
             No. 333-23287).
10.2    --   Healthcare Recoveries, Inc. Amended and Restated Directors'
             Stock Option Plan.
10.3    --   Healthcare Recoveries, Inc. 1997 Stock Option Plan for
             Eligible Participants (incorporated by reference to Annex A of Registrant's Proxy Statement for a Special Meeting, dated
             November 10, 1997).
10.4    --   Healthcare Recoveries, Inc. Employee Stock Purchase Plan
             (incorporated by reference to Registrant's Registration
             Statement on Form S-8, File No. 333-41557).
10.5    --   Employment Agreement between the Registrant and Patrick B.
             McGinnis (incorporated by reference to Exhibit 10.2 to
             Registrant's Registration Statement on Form S-1, File No.
             333-23287).
10.6    --   Amendment No. 1 to Employment Agreement between the
             Registrant and Patrick B. McGinnis, dated February 12, 1999.
10.7    --   Form of Employment Agreement between the Registrant and
             Douglas R. Sharps, Bobby T. Tokuuke and Debra M. Murphy
             (incorporated by reference to Exhibit 10.3 to Registrant's
             Registration Statement on Form S-1, File No. 333-23287).
10.8    --   Agreement relating to Employment and Stock Options, dated
             June 23, 1998, by and between the Registrant and Bobby T.
             Tokuuke.
10.9    --   Employment Agreement between the Registrant and Kevin M.
             O'Donnell, dated January 25, 1999.

10.10   --   Separation Agreement between Medaphis and the Registrant
             (incorporated by reference to Exhibit 10.1 of Registrant's
             Amendment No. 2 to Registration Statement on Form S-1, File
             No. 333-23287).
10.11   --   Divestiture Bonus Agreement (incorporated by reference to
             Exhibit 10.4 of Registrant's Amendment No. 2 to Registration
             Statement on Form S-1, File No. 333.23287).
10.12   --   Supplemental Retirement Savings Plan (incorporated by
             reference to Exhibit 10.5 of Registrant's Amendment No. 2 to
             Registration Statement on Form S-1, File No. 333-23287).
10.13   --   Lease between W&M Kentucky, Inc. and the Registrant
             (incorporated by reference to Exhibit 10.6 of Registrant's
             Statement on Form S-1, File No. 333-23287).
10.14   --   Annual Bonus Plan (incorporated by reference to Exhibit 10.7 of Registrant's Amendment No. 2 to Registration Statement on
             Form S-1, File No. 333-23287).
10.15   --   Credit Agreement, dated as of February 1, 1998 by and among the Registrant, the Lending Institutions Named Therein and
             National City Bank of Kentucky (incorporated by reference to
             Exhibit 10.12 of Registrant's Form 10-K, for the period
             ended December 31, 1997).
10.16   --   Amendment No. 1 to the Credit Agreement, dated as of May 15,
             1998 by and among the Registrant, the Lending Institutions
             Named Therein and National City Bank of Kentucky.
10.17   --   Amendment No. 2 to the Credit Agreement, dated as of March
             19, 1999 by and among the Registrant, the Lending
             Institutions Named Therein and National City Bank of
             Kentucky.
23.1    --   Consent of PricewaterhouseCoopers LLP.
27.1    --   Financial Data Schedule. (for SEC use only)
99.1    --   Healthcare Recoveries, Inc. Private Securities Litigation
             Reform Act of 1995 Safe Harbor Compliance Statement for
             Forward-Looking Statement.

     (b) Reports on Form 8-K

     A report on Form 8-K, filed on December 4, 1998, announced that the Company had entered into an Asset Purchase Agreement by and among the Company, MedCap Medical Cost Management, Inc. ("MedCap") and Marcia Deutsch (the "Asset Purchase Agreement"), pursuant to which the Company would purchase substantially all of the assets and assume certain of the liabilities of MedCap. The Company agreed to pay $10 million in cash at closing and additional amounts over two years pursuant to an earn-out agreement.

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

                                          HEALTHCARE RECOVERIES, INC.

                                                /s/ PATRICK B. MCGINNIS
                                          --------------------------------------
                                                   Patrick B. McGinnis
                                              Chairman, President and Chief
                                                    Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                /s/ PATRICK B. MCGINNIS                   Chairman, President and Chief  March 26, 1999
--------------------------------------------------------    Executive Officer
                  Patrick B. McGinnis                       (Principal Executive
                                                            Officer)

                 /s/ DOUGLAS R. SHARPS                    Executive Vice President and   March 26, 1999
--------------------------------------------------------    Chief Financial Officer
                   Douglas R. Sharps                        (Principal Financial and
                                                            Accounting Officer)

              /s/ WILLIAM C. BALLARD, JR.                 Director                       March 26, 1999
--------------------------------------------------------
                William C. Ballard, Jr.

                   /s/ JILL L. FORCE                      Director                       March 26, 1999
--------------------------------------------------------
                     Jill L. Force

                   /s/ JOHN H. NEWMAN                     Director                       March 26, 1999
--------------------------------------------------------
                     John H. Newman

                 /s/ ELAINE J. ROBINSON                   Director                       March 26, 1999
--------------------------------------------------------
                   Elaine J. Robinson

                /s/ CHRIS B. VAN ARSDEL                   Director                       March 26, 1999
--------------------------------------------------------
                  Chris B. Van Arsdel