Form 10-Q
period 1999-03-31
HEALTHCARE RECOVERIES INC
filed 1999-05-17
CIK 858629

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 17, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTER ENDED MARCH 31, 1999
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     As of May 17, 1999, 11,197,987 shares of the Registrant's Common Stock, $0.001 par value were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HEALTHCARE RECOVERIES, INC.

                                   FORM 10-Q
                                 MARCH 31, 1999

                                     INDEX

                                                              PAGE
                                                              ----
PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
  Condensed Consolidated Balance Sheets as of March 31, 1999
     and December 31, 1998..................................    1
  Condensed Consolidated Statements of Income for the three
     months ended March 31, 1999 and 1998...................    2
  Condensed Consolidated Statements of Cash Flows for the
     three months ended March 31, 1999 and 1998.............    3
  Notes to Condensed Consolidated Financial Statements......    4
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    7
Item 3. Quantitative and Qualitative Market Risk
  Disclosures...............................................   15
PART II:  OTHER INFORMATION
Item 1. Legal Proceedings...................................   16
Item 6. Exhibits and Reports on Form 8-K....................   16
Signatures..................................................   19

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          HEALTHCARE RECOVERIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $   812      $31,133
  Restricted cash...........................................    25,982       16,927
  Accounts receivable, less allowance for doubtful accounts
     of $347 in 1999 and $307 in 1998.......................     5,423        3,607
  Other current assets......................................       875        1,583
                                                               -------      -------
          Total current assets..............................    33,092       53,250
                                                               -------      -------
Property and equipment, at cost:
  Buildings and land........................................     5,024           --
  Furniture and fixtures....................................     2,727        2,527
  Office equipment..........................................     1,917        1,783
  Computer equipment........................................     8,915        7,991
  Leasehold improvements....................................       933          845
                                                               -------      -------
                                                                19,516       13,146
  Accumulated depreciation and amortization.................    (7,616)      (6,962)
                                                               -------      -------
          Property and equipment, net.......................    11,900        6,184
Cost in excess of net assets acquired.......................    23,629           --
Identifiable intangibles....................................     5,917           --
Other assets................................................     1,328        1,569
                                                               -------      -------
          Total assets......................................   $75,866      $61,003
                                                               =======      =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................   $ 2,148      $ 1,234
  Accrued expenses..........................................     5,679        5,516
  Funds due clients.........................................    13,315       13,118
  Income taxes payable......................................     2,398        2,484
                                                               -------      -------
          Total current liabilities.........................    23,540       22,352
Other liabilities...........................................     1,300        1,458
Long term borrowings........................................    12,300           --
                                                               -------      -------
          Total liabilities.................................    37,140       23,810
                                                               -------      -------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000 shares authorized;
     no shares issued or outstanding........................        --           --
  Common stock, $.001 par value; 20,000 shares authorized;
     11,503 shares issued and outstanding for 1999 and
     1998...................................................        12           12
  Capital in excess of par value............................    22,563       22,428
  Retained earnings.........................................    16,151       14,753
                                                               -------      -------
          Total stockholders' equity........................    38,726       37,193
                                                               -------      -------
          Total liabilities and stockholders' equity........   $75,866      $61,003
                                                               =======      =======

    The accompanying notes are an integral part of the financial statements.

                          HEALTHCARE RECOVERIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS
                                                                    ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Revenues....................................................  $13,860   $11,196
Cost of services............................................    6,995     5,259
                                                              -------   -------
          Gross profit......................................    6,865     5,937
Support expenses............................................    3,600     2,240
Depreciation and amortization...............................      994       509
                                                              -------   -------
          Operating income..................................    2,271     3,188
Interest income, net........................................      120       420
                                                              -------   -------
          Income before income taxes........................    2,391     3,608
Provision for income taxes..................................      993     1,515
                                                              -------   -------
Net income..................................................  $ 1,398   $ 2,093
                                                              =======   =======
Earnings per common share (basic and diluted)...............  $  0.12   $  0.18
                                                              =======   =======

    The accompanying notes are an integral part of the financial statements.

                          HEALTHCARE RECOVERIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
Cash flows from operating activities:
  Net income................................................  $  1,398   $ 2,093
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................       994       509
     Deferred income taxes..................................       164        26
     Changes in operating assets and liabilities:
       Restricted cash......................................       757      (977)
       Accounts receivable..................................      (706)     (377)
       Other current assets.................................       427       (20)
       Other assets.........................................      (291)     (240)
       Trade accounts payable...............................       651      (509)
       Accrued expenses.....................................      (446)     (727)
       Funds due clients....................................      (715)      564
       Income taxes payable.................................       (86)      362
       Other liabilities....................................      (439)     (123)
                                                              --------   -------
          Net cash provided by operating activities.........     1,708       581
                                                              --------   -------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   (43,481)       --
  Purchases of property and equipment.......................      (984)   (1,433)
                                                              --------   -------
          Net cash used in investing activities.............   (44,465)   (1,433)
                                                              --------   -------
Cash flows from financing activities:
  Line of credit proceeds, net..............................    12,300        --
  Other.....................................................       136        --
                                                              --------   -------
          Net cash provided by financing activities.........    12,436        --
                                                              --------   -------
Net decrease in cash and cash equivalents...................   (30,321)     (852)
Cash and cash equivalents, beginning of period..............    31,133    24,674
                                                              --------   -------
Cash and cash equivalents, end of period....................  $    812   $23,822
                                                              ========   =======

    The accompanying notes are an integral part of the financial statements.

                          HEALTHCARE RECOVERIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     Healthcare Recoveries, Inc. (hereinafter referred to as "HCRI" or the "Company") was incorporated on June 30, 1988 under the laws of the State of Delaware. The Company provides complete outsourcing of certain medical cost containment services to the private healthcare payor industry. Its primary service is subrogation recovery, which entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and paid from the proceeds of liability or workers' compensation insurance. The Company's other cost containment services include hospital bill auditing, contract compliance review and cost management consulting services.

     The Company operated as an independent entity until August 28, 1995, when it was merged with and into a subsidiary of Medaphis Corporation ("Medaphis"), in a transaction accounted for as a pooling of interests (the "Merger"). Prior to the Merger, the Company's then issued and outstanding redeemable convertible preferred stock was converted to common stock of the Company ("Common Stock"). As of the effective time of the Merger, each share of the then issued and outstanding Common Stock was exchanged for Medaphis common stock. Employee stock options of the Company outstanding at the effective time of the Merger were also substituted with similar options on Medaphis common stock. Subsequent to the Merger, Medaphis recapitalized the Company effectively canceling all but 100 shares of Common Stock used as collateral for Medaphis' bank debt, and made the Company a guarantor for Medaphis' bank debt.

     On May 21, 1997, the Company completed its initial public offering (the "Offering") of 9,800,000 shares of Common Stock, excluding 200,000 shares issued in connection with a non-recurring compensation charge. Medaphis sold all the shares. As a result, the Company received no proceeds from the sale of shares in the Offering. On June 9, 1997, the Company sold 1,470,000 shares of Common Stock to the underwriters of the Offering in satisfaction of the exercise of an over-allotment option, resulting in proceeds to the Company of approximately $19.2 million.

     In connection with the Offering, certain revisions to allocations and estimates were made by management to the financial statements for the periods during which the Company was a subsidiary of Medaphis to present the financial position, results of operations and cash flows of the Company as an independent entity. Costs previously incurred by Medaphis on behalf of the Company include executive salaries, employee benefits, insurance, telecommunications, payroll processing and other general and administrative expenses. The allocation of these costs was based principally on specific identification, the ratio of the number of Company employees to total Medaphis employees or the ratio of total Company assets to total Medaphis assets, as appropriate. Management believes that, in the aggregate, costs of this nature reflect the fair value of services rendered by Medaphis and that it would have incurred similar costs as an independent entity.

     The accompanying financial statements are presented in a condensed format and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual financial statements. Accordingly, for further information, the reader of this Form 10-Q may wish to refer to the Company's audited financial statements as of and for the year ended December 31, 1998, contained in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998.

     The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair presentation of interim results. All such adjustments are of a normal and recurring nature.

                          HEALTHCARE RECOVERIES, INC.

2.  CONTINGENCIES

     The Company engages in the identification and recovery of subrogation and related claims of its clients, many of which arise in the context of personal injury lawsuits. As such, the Company operates in a litigation-intensive environment. The Company, from time to time, has been, and in the future expects to be, named as a party in litigation incidental to its business operations. To date, the Company has not been involved in any litigation which has had a material adverse effect upon the Company, but there can be no assurance that pending litigation or future litigation will not have a material adverse effect on the Company's business, results of operations or financial condition.

3.  EARNINGS PER COMMON SHARE

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," specifies the computation, presentation, and disclosure requirements for earnings per share and requires presentation of both basic and fully diluted earnings per share for both interim and annual periods. The results for basic and diluted earnings per share amounts computed under the provisions of SFAS 128 for the year ended December 31, 1998 and 1997, are the same as earnings per common and common equivalent share as reported in the Company's Annual Report on Form 10-K. Basic and diluted earnings per share for the three months ended March 31, 1999 and 1998 are $0.12 and $0.18 per share, respectively. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations follows (dollars and shares in thousands, except per share results):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              ------------------
                                                                1999       1998
                                                              --------   --------
Weighted average number of common shares outstanding........   11,503     11,470
Add: Dilutive stock options.................................       11        156
                                                              -------    -------
Number of common shares outstanding.........................   11,514     11,626
                                                              =======    =======
Net earnings for earnings per common share (basic and
  diluted)..................................................  $ 1,398    $ 2,093
                                                              =======    =======
Earnings per common share:
  Basic.....................................................  $  0.12    $  0.18
                                                              =======    =======
  Diluted...................................................  $  0.12    $  0.18
                                                              =======    =======

     Basic earnings per common share were computed based on the weighted-average number of shares outstanding during the period. The dilutive effect of stock options is calculated using the treasury stock method. Options to purchase 1,189,000 shares for the period ending March 31, 1999 and 47,000 shares for the comparable period in 1998, were not included in the computation of diluted earnings per common share as the options' exercise prices exceeded the average market price of the common shares during the respective periods.

4.  ACQUISITIONS

     On January 25, 1999, HCRI acquired the assets and certain liabilities of Subro-Audit, Inc., a Wisconsin corporation ("SAI"), and a related entity, O'Donnell Leasing Co., LLP, a Wisconsin general partnership ("ODL" and together with SAI, "Subro-Audit"), for approximately $24.4 million, using available unrestricted cash, and may pay up to $7.0 million over the next two years pursuant to an earn-out arrangement (the "Subro-Audit Acquisition"). SAI is based in Wisconsin and provides subrogation recovery services to an installed base of lives, who are covered by insurers, HMOs and employer-funded plans, throughout the United States. The Subro-Audit Acquisition was accounted for using the purchase method of accounting and is operated as a division of HCRI.

                          HEALTHCARE RECOVERIES, INC.

4.  ACQUISITIONS -- (CONTINUED)
     On February 15, 1999, HCRI acquired the assets and certain liabilities of MedCap Medical Cost Management, Inc., a California corporation ("MedCap"), for approximately $10 million, using available unrestricted cash and borrowed funds, and may pay up to 50% of the gross profits of the MedCap business for each of the twelve month periods ending December 31, 1999 and 2000 pursuant to an earn-out arrangement (the "MedCap Acquisition," and, together with the Subro-Audit Acquisition, the "Acquisitions"). MedCap provides a variety of medical cost management services to health insurers and HMOs primarily in California. These services include hospital bill auditing, contract compliance review, identification of certain other payments, and cost management consulting services. The MedCap Acquisition was accounted for using the purchase method of accounting and is operated as a division of HCRI.

     If the Acquisitions had taken place on January 1, 1999, revenues, net income and earnings per share for the quarter ended March 31, 1999, would have been $15.3 million, $1.1 million and $0.09 per share, respectively. If the Acquisitions had taken place on January 1, 1998, revenues, net income and earnings per share for the quarter ended March 31, 1998, would have been $13.9 million, $1.6 million and $0.14 per share, respectively. Based on preliminary allocations, the cost in excess of net assets acquired recorded in connection with the Acquisitions was $23.8 million. These results may not necessarily reflect future results of operations or what the results of operations would have been had the Acquisitions actually been consummated at the beginning of the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Healthcare Recoveries, Inc. (hereinafter referred to as "HCRI" or the "Company") provides complete outsourcing of certain medical cost containment services to the private healthcare payor industry. Its primary service is subrogation recovery, which entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and paid from the proceeds of liability or workers' compensation insurance. The Company's other cost containment services include the provision of hospital bill auditing, contract compliance review and cost management consulting services.

     On January 25, 1999, HCRI acquired the assets and certain liabilities of Subro-Audit, Inc., a Wisconsin corporation ("SAI"), and a related entity, O'Donnell Leasing Co., LLP, a Wisconsin general partnership ("ODL" and, together with SAI, "Subro-Audit"), for approximately $24.4 million, using available unrestricted cash, and may pay up to $7.0 million over the next two years pursuant to an earn-out arrangement (the "Subro-Audit Acquisition"). SAI is based in Wisconsin and provides subrogation recovery services to an installed base of lives, who are covered by insurers, HMOs and employer-funded plans, throughout the United States. The Subro-Audit Acquisition was accounted for using the purchase method of accounting and is operated as a division of HCRI.

     On February 15, 1999, HCRI acquired the assets and certain liabilities of MedCap Medical Cost Management, Inc., a California corporation ("MedCap"), for approximately $10 million, using available unrestricted cash and borrowed funds, and may pay up to 50% of the gross profits of the MedCap business for each of the twelve month periods ending December 31, 1999 and 2000 pursuant to an earn-out arrangement (the "MedCap Acquisition" and, together with the Subro-Audit Acquisition, the "Acquisitions"). MedCap provides a variety of medical cost management services to health insurers and HMOs primarily in California. These services include hospital bill auditing, contract compliance review, identification of certain other payments, and cost management consulting services. The MedCap Acquisition was accounted for using the purchase method of accounting and is operated as a division of HCRI.

     For a typical new client, it takes up to six months from the contract signing (when the lives are "sold") to complete the construction of electronic data interfaces necessary for the Company to begin service. At this point, the new client is considered "installed." During the installation period, the Company must also hire and train quality staff necessary to provide contractual services. After installation, HCRI receives data from the client from which it creates an inventory of backlog.

     "Backlog" is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of its clients at a given point in time. These claims are gross figures, prior to estimates of claim settlement and rejection. Backlog increases when the Company opens new files of potentially recoverable claims and decreases when files of claims are recovered, completed or, after further investigation, determined to be nonrecoverable.

     Historically, claims recoveries (the amount actually recovered for its clients prior to the Company's fee) have been produced from the backlog in a generally predictable cycle. This is because any group of potential recoveries that has been sufficiently large in number to display statistically significant characteristics and that originates from a defined time period, tended to produce recovery results that have been comparable to other groups having similar characteristics. Backlog for a client will range from newly identified potential recoveries (which will be identified each year) to potential recoveries that are in the late stages of the recovery process.

     During the first quarter of 1999, HCRI encountered operating difficulties that involved a lower than historical level of yield from the backlog of subrogation claims. As used here, yield, referred to as "throughput," means recoveries for the period stated as a percentage of the average backlog for the period. The deterioration in throughput of subrogation claims was the consequence of a shortfall in first quarter recoveries, which appears to have resulted from certain changes that HCRI made in its operations during the second half of 1998 and the first quarter of 1999. The changes in operations entailed a series of modifications to work processes and systems improvements, the purpose of which was to enable the Company to significantly increase the number of files assigned to each examiner, with anticipated corresponding increases in average recoveries per examiner. Contrary to management's expectations, increasing the average number of files assigned to each examiner resulted in the unforeseen decrease in throughput.

     Because the decline in throughput appears to be the result of the increased number of subrogation files per examiner, the Company has instituted a plan to hire 50 new examiners (25 net new examiners, after attrition and terminations). Management believes that this additional headcount will allow the Company to resume historic levels of throughput in subrogation by the end of 1999.

     Also during the quarter, the Company's backlog, excluding the Acquisitions, declined approximately $12 million from the end of the prior quarter. Management believes that this decline in backlog is related to, among other things, a slower rate of installation of new lives and a decrease in the average size of the files of which backlog is composed. About half of the decrease in average file size is, management believes, attributable to the run-off (i.e., the closing, with or without recovery) of "retrospective files" and "pending files" that are larger on average than the other files in backlog. When these larger-than-average (measured by dollar amount) files are replaced by smaller ones, the average size of files in backlog declines. "Retrospective files" are those identified by HCRI, as part of an ancillary service that the Company sells from time to time, in a client's past claims history data. "Pending files" are those taken over by the Company from a client in connection with the signing of the service contract.

     For the most part, the Company is paid a contingency fee from the amount of claims recoveries it makes from backlog on behalf of its subrogation clients. For its hospital bill auditing clients, the contingency fee may be based on the dollar amount of claims audited. The Company's revenues are a function of claims recoveries and effective fee rates. Effective fee rates vary depending on the mix between recovery services provided and client fee schedules. The fee schedules for each client are separately negotiated and reflect the Company's standard fee rates, the services to be provided and anticipated volume of services. The Company grants volume discounts and, for its subrogation recovery services, negotiates a lower fee when it assumes backlog from a client because the client will have already completed some of the recovery work. Because the Company records expenses as costs are incurred and records revenues only when a file is settled, there is a lag between the recording of expenses and revenue recognition.

     The Company's expenses are determined primarily by the number of employees directly engaged in recovery activities ("cost of services") and by the number of employees engaged in a variety of support activities ("support expenses"). Recovery-related employees must be hired and trained in advance of the realization of recoveries and revenues. The number of employees accounted for in support expenses generally grows less rapidly than revenue due to economies of scale.

RESULTS OF OPERATIONS

     The following tables present certain key operating indicators and results of operations data for the Company for the periods indicated:

                            KEY OPERATING INDICATORS
              (IN MILLIONS, EXCEPT FOR PERCENTAGES AND EMPLOYEES)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               -------------------
                                                                 1999        1998
                                                               --------     ------
Cumulative lives sold, beginning of period..................       40.5       38.5
  Lives from acquisitions...................................       18.6(1)      --
  Lives from existing client growth (loss)..................       (1.2)(2)   (0.5)
  Lives added from contracts with existing clients..........         --        0.7
  Lives added from contracts with new clients...............        1.5        0.1
                                                               --------     ------
Cumulative lives sold, end of period........................       59.4       38.8
                                                               ========     ======
Lives installed.............................................       53.5(1)    36.6
Backlog(3)..................................................   $1,069.6     $692.8
Claims recoveries...........................................   $   51.2     $ 41.1
Throughput(4)...............................................        4.7%       6.0%
Effective fee rate..........................................       27.1%      27.2%
Employees(5)
  Direct operations.........................................        561        409
  Support...................................................        131         94
                                                               --------     ------
          Total employees...................................        692        503
                                                               ========     ======

---------------

(1) Includes approximately 8.1 million lives sold and 8.0 million lives installed from the Subro-Audit Acquisition and 10.5 million lives sold and
    8.0 million lives installed from the MedCap Acquisition. Subsequent to the end of the quarter, the Company received notice that CIGNA HealthCare ("CIGNA") intended to terminate its agreement with SAI, effective July 31, 1999. The CIGNA contract covers approximately 2.8 million installed lives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."
(2) Incorporates the loss of 900,000 lives from Blue Shield of California, a terminated client.
(3) Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of clients at any point in time. Backlog at March 31, 1999 incorporates approximately $130 million of backlog from the Subro-Audit Acquisition and approximately $181 million of backlog from the MedCap Acquisition. Excluding the Acquisitions, backlog would have been $758.5 million.
(4) Throughput equals recoveries for the period divided by the average of backlog at the beginning and end of the period. The variation from historic throughput levels in the current quarter (e.g., from that for the three months ended March 31, 1998) is in part an effect of the timing of the Acquisitions on the amount of backlog in the calculation of throughput and certain operational changes in the second half of 1998 and the first quarter of 1999. Excluding the Acquisitions, throughput for first quarter of 1999 would have been approximately 5.6%.
(5) Includes the addition from SAI of 106 direct operations employees and 23 support staff employees, and from MedCap of 53 direct operations employees and 13 support staff employees.

     The following table presents, for the periods indicated, certain items in the statements of income as a percentage of revenue:

                STATEMENTS OF INCOME AS A PERCENTAGE OF REVENUES

                                                                  THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                                 ---------------
                                                                 1999      1998
                                                                 -----     -----
Claims revenues.............................................     100.0%    100.0%
Cost of services............................................      50.5      47.0
Support expenses............................................      26.0      20.0
Depreciation and amortization...............................       7.2       4.5
Operating income............................................      16.4      28.5
Income before income taxes..................................      17.3      32.2
Net income..................................................      10.1      18.7

     Three months ended March 31, 1999 compared to three months ended March 31, 1998

     Revenues. Total revenues for the three-month period ended March 31, 1999 increased 24%, to $13.9 million from $11.2 million in 1998. Claims recoveries increased from $41.1 million in 1998 to $51.2 million in 1999. The effective fee rate decreased slightly to 27.1% from 27.2%. Growth in claims revenues and recoveries occurred primarily because of the inclusion of the Acquisitions. Claims revenues and recoveries for the three month period ended March 31, 1999 include revenues from medical cost management and subrogation services attributable to the Acquisitions. Before taking into effect the Acquisitions, HCRI claims revenues were $11.9 million and recoveries were $43.3 million. Revenues for the three month period ended March 31, 1999 were adversely impacted by the operational changes implemented in the second half of 1998 and the first quarter of 1999 which were designed to enhance operating productivity but had the effect of decreasing throughput for the period.

     Backlog for the three month period ended March 31, 1999 increased by $376.8 million, or 54%, compared to the three month period ended March 31, 1998. Backlog for the three month period ended March 31, 1999 increased by $298 million, or 39%, over the three month period ended December 31, 1998. This net growth in backlog was the result of the installation of new lives, the processing of lives already installed, the addition of $130 million from the Subro-Audit Acquisition and the addition of $181 million from the MedCap Acquisition. The Company obtained claims recoveries at a rate of approximately 4.7% of average backlog. Lives installed grew 46.2% during the first quarter of 1999 to 53.5 million, primarily because of the Acquisitions.

     Cost of Services. Cost of services for the first quarter of 1999 was $7.0 million, an increase of 33% from $5.3 million in the three months ended March 31, 1998. The increase resulted from costs associated with the operations of the Acquisitions and from installing additional lives. Excluding the Acquisitions, HCRI's cost of services was $5.9 million, an increase of 12.8% over the comparable period in 1998. As a percentage of claims revenues, cost of services increased to 50.5% in 1999 from 47.0% in 1998. The increase is a result of lower recoveries in 1999 and an increase in their associated costs in 1999 relative to the growth in revenue.

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

     Support Expenses. Support expenses increased 60.7%, to $3.6 million for the three months ended March 31, 1999 from $2.2 million for the comparable period in 1998, due to combining the operations of the Acquisitions and the hiring of additional support staff for the upgrade of HCRI's information management system (the"SubroSystem"). Support expenses increased as a percentage of claims revenues from 20.0% for the three months ended March 31, 1998 to 26.0% for the comparable period in 1999. The increase in support expenses as a percentage of claims revenues resulted from the Acquisitions and a lower growth rate in revenues than support expenses.

     Depreciation and Amortization. Depreciation and amortization expenses increased 95.3%, to $1.0 million for the three months ended March 31, 1999 from $0.5 million for the comparable period in 1998. The increase in depreciation expense was mainly attributable to capital expenditures for continuing operating and system upgrades. The increase in amortization expense is attributable to the addition of intangible assets, resulting from the Acquisitions.

     Interest Income. Interest income, net totaled $0.1 million and $0.4 million for the three months ended March 31, 1999 and 1998, respectively. The decrease in interest income was a result of using available cash for the Acquisitions and an increase in borrowed funds, which increased interest expense.

     Tax. Provision for income taxes was approximately 41.5% of pre-tax income for the three months ended March 31, 1999 and 42% for the comparable period in 1998. The effective tax rate exceeded the Federal statutory tax rate as a consequence of state and local taxes and non-deductible expenses.

     Net Income. Net income for the three months ended March 31, 1999 decreased $0.7 million, or 33%, to $1.4 million or $0.12 per diluted common share, from $2.1 million or $0.18 per diluted common share for the comparable period ended March 31, 1998. Management believes that the deterioration in first quarter operating results resulted primarily from changes made in HCRI's operations in the second half of 1998 and first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's statements of cash flows for the three months ended March 31, 1999 and 1998 are summarized below:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
                                                                (IN THOUSANDS)
Net cash provided by operations.............................  $  1,708   $   581
Net cash used in investing activities.......................   (44,465)   (1,433)
Net cash provided by financing activities...................    12,436        --
                                                              --------   -------
Net decrease in cash and cash equivalents...................  $(30,321)  $  (852)
                                                              ========   =======

     The Company had working capital of $9.6 million at March 31, 1999, including cash and cash equivalents of $0.8 million, compared with working capital of $30.9 million at March 31, 1998. The decrease is attributable to using available cash for the Acquisitions in January and February 1999.

     Net cash provided by operations increased $1.1 million for the three month period ended March 31, 1999 compared to the comparable period in 1998, primarily as a result of the timing of recurring cash receipts and disbursements related to accrued expenses and claims recoveries.

     Net cash used in investing activities primarily reflects the Company's cost of the Acquisitions of $34.4 million, $8.5 million escrowed for earn-out potential and additional funds for purchased net working capital plus ongoing capital expenditures for facility expansion and system enhancements. Capital expenditures for the quarter ended March 31, 1999 were approximately $1.0 million. Throughout 1999, excluding acquisitions, the Company anticipates capital expenditures totaling approximately $4.0 million.

     Net cash provided by financing activities for the quarter ended March 31, 1999 reflects $12.3 million in net cash borrowings from the Company's credit facility, discussed below.

     In February 1998, the Company entered into a $50 million senior secured revolving credit facility (the "Credit Facility") with National City Bank of Kentucky and the lenders named therein, replacing the Company's $10 million line of credit. The principal amount outstanding under the Credit Facility will mature on January 31, 2001 and bears interest at the Company's option, at either: (i) the Prime Rate plus the applicable margin in effect or (ii) the Eurodollar Rate plus the applicable margin in effect. The applicable margin is determined in accordance with a Pricing Grid based on the Company's ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The agreement contains usual and customary covenants including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. As of March 31, 1999, the Company was in compliance with the covenants and a total of $12.3 million was drawn under the Credit Facility and used for the Acquisitions. The Credit Facility was amended in May 1998 and March 1999 to enable the Company to acquire entities that do not maintain audited financial statements and to use proceeds from the Credit Facility to repurchase up to $10 million of outstanding stock, respectively.

     At March 31, 1999 and 1998, the Company reported on its balance sheet, as a current asset, restricted cash of $26.0 million and $16.9 million, respectively. Restricted cash represented claims recoveries effected by HCRI for its clients and the March 31, 1999 amount also included an escrowed amount of $8.5 million for a potential earn-out in connection with the Subro-Audit Acquisition. At March 31, 1999 and 1998, HCRI reported on its balance sheet, as a current liability, funds due clients of $13.3 million and $13.1 million, respectively, representing claims recoveries to be distributed to clients, net of the fee earned on such recoveries.

     The Company believes that its available cash resources, together with the borrowings available under the Credit Facility, will be sufficient to meet its current operating requirements, acquisitions and internal development initiatives.

EXTERNAL FACTORS

     The business of recovering subrogation and related claims for healthcare payors is subject to a wide variety of external factors. Prominent among these are factors that would materially change the healthcare payment, fault-based liability or workers' compensation systems. Because the Company's profitability depends in large measure upon obtaining and using claims data and medical records, the availability of property and casualty and workers' compensation coverages as sources of recovery, changes in laws that would limit or bar either the access to or use of claims data and medical records, or the ability of healthcare payors to recover subrogation and related claims or to audit medical records represent an ongoing risk to the Company.

     Moreover, because the Company's revenues derive from the recovery of the costs of medical treatment, material changes in such costs will tend to affect the Company's backlog or its rate of backlog growth, as well as revenue or its rate of revenue growth. The healthcare industry, and particularly the business of healthcare payors, is subject to various external factors that may have the effect of significantly altering the costs of healthcare and the environment for the sale or delivery of recovery and cost containment services. The Company is unable to predict which of these factors, if any, could have a potentially material impact on healthcare payors and through them, the healthcare recovery and cost containment industry.

CONCENTRATION OF CLIENTS

     The Company provides services to healthcare plans that as of March 31, 1999 covered approximately 59.4 million lives. HCRI's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations. The loss of one or more of these accounts could have a material adverse effect on HCRI's business, results of operations and financial condition. On March 31, 1999, HCRI had backlog of $1,069.6 million. HCRI's revenues are earned under written contracts with its clients that generally provide for contingency fees from recoveries under a variety of pricing regimes. The pricing arrangements offered by

HCRI to its clients include a fixed fee percentage, a fee percentage that declines as the number of lives covered by the client and subject to HCRI's service increases and a fee percentage that varies with HCRI's recovery performance.

     For the three months ended March 31, 1999 and 1998, respectively, the Company's largest client, UnitedHealth Group, contributed 24.4% and 29.8%, respectively, of the Company's total revenues. The Company's second and third largest clients respectively represented 7.5% and 6.8% of the Company's revenues during the first quarter ended March 31, 1999 and 9.2% and 7.6% of the Company's revenues for the comparable period in 1998. The loss of one or more of the Company's large clients could have a material adverse effect on the Company's results of operations, financial position and cash flows.

     HCRI performs its services on a reasonable efforts basis and does not obligate itself to deliver any specific result. Contracts with its customers are generally terminable on 60 to 180 days' notice by either party, although in a few cases the contracts extend over a period of years. Pursuant to the terms of its client contracts, HCRI is generally entitled to continue to make recoveries for the client and earn a fee on the backlog existing at the time of termination.

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

     The Company has initiated a company-wide program to identify and address the modifications to or replacements of computer code (including data received from clients), hardware and office equipment, as well as the testing and implementation procedures necessary to achieve year 2000 readiness ("Y2K Readiness" or descriptively, "Y2K Ready"). As a result of this program, all functions within the Company have been surveyed in order to first, identify software and hardware that are not presently Y2K Ready, and second, to establish a schedule for remediation or replacement of the items of software and hardware that are not Y2K Ready.

     The Company has completed its identification of the elements of its software and hardware that are not Y2K Ready. Included among these elements are certain fields contained in the SubroSystem, the Company's on-line subrogation system. The first date of potential failure for all of these items of software and hardware, including the SubroSystem, is January 1, 2000. The completion date for replacement or remediation of all elements of Company software, including the SubroSystem, and hardware which are not already Y2K Ready, is September 30, 1999. Although the Company had previously estimated a June 30, 1999 completion date, the Company directed certain resources during the fourth quarter of 1998 to facilitate the Acquisitions and certain other matters, which caused the delay. To date, the costs of the Company's efforts to achieve Y2K Readiness have not exceeded $75,000, and are not expected to exceed $150,000 in total.

     Management believes that the greatest risk posed to the Company's Y2K Readiness lies in the possible failure of its clients and other members of the healthcare payor industry to achieve Y2K Readiness. The Company relies on its clients to provide electronic claims data, through electronic data interfaces, as the source of information from which the Company identifies potentially recoverable claims. If clients are unable to provide such data because they are not Y2K Ready, the Company could suffer a slow-down in its recovery efforts, impairing its ability to make the recoveries from which it derives its revenue. Moreover, to the extent that payors, which are potential clients, fail to achieve Y2K Readiness, HCRI's ability to sell to and to install such payors may also be impaired. With respect to current clients, HCRI has undertaken a survey of each client's state of Y2K Readiness. The Company has received notifications from 70% of its client base, representing more than 70% of its installed lives. All notifications indicated that clients have Y2K efforts underway. The Company is attempting to obtain surveys from its remaining client base. However, as the Company is relying upon representations of client Y2K Readiness in response to the surveys, the Company is closely monitoring progress through available means, and preparing for contingencies, as necessary.

     The Company's contingency planning calls for, among other things, early identification of alternative means of obtaining electronic claims data should the existing electronic data interfaces with clients fail. Contingency plans are being developed on an as-needed, client-specific basis, as warranted.

RECENT DEVELOPMENTS

  Loss of Client

     The Company recently received notice from CIGNA indicating that CIGNA intended to terminate effective July 31, 1999 its subrogation services agreement with SAI and that CIGNA had selected another vendor to be its sole provider of subrogation services. Under the terms of its agreement with CIGNA, SAI retains the right to provide recovery services with respect to backlog on hand as of the termination date. The Company believes that the CIGNA termination covers approximately 2.8 million installed lives and that SAI received revenues of approximately $2.4 million and $2.1 million from the CIGNA contract in 1998 and 1997, respectively. The Company acquired Subro-Audit on January 25, 1999 for approximately $24.4 million, plus earn-out payments over two years. As a result of the CIGNA termination, the Company now estimates that the maximum earn-out payment on the Subro-Audit Acquisition has been reduced from $8.5 million to $7.0 million. Management believes the termination of the CIGNA contract will have a minimal effect on anticipated 1999 revenues for the Company.

  Stock Repurchase Plan

     HCRI's Board authorized a stock repurchase plan under which the Company may repurchase up to $10 million of HCRI Common Stock in the open market, from time to time, at prices per share deemed favorable by the Company. Shares will be repurchased using borrowed funds and will continue until such time as the Company has repurchased $10 million of HCRI Common Stock or until it otherwise determines to terminate the stock repurchase plan. During the period from April 7, 1999 to April 13, 1999, the Company repurchased 305,000 shares of its stock at an average price of $4.50 per share.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

     The Company is exposed to market risk from changes in interest rates related to its Credit Facility. The impact on earnings and value of any debt under its Credit Facility is subject to change as a result of movements in market rates and prices. The Credit Facility is subject to variable interest rates. As of March 31, 1999, the Company had $12.3 million outstanding under its Credit Facility with interest rates ranging from 6.69% to 6.75%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On March 15, 1994, a class action complaint ("Complaint") was filed against HCRI in the United States District Court for the Northern District of West Virginia, Michael L. DeGarmo, et al. v. Healthcare Recoveries, Inc. The plaintiffs assert that HCRI's subrogation recovery efforts on behalf of its clients violate a number of state and federal laws, including the Fair Debt Collection Practices Act and the Racketeering Influenced and Corrupt Organizations Act ("RICO"). The Complaint also seeks judgment, under the federal Declaratory Judgment Act, that HCRI as the subrogation agent for various healthcare payors be limited, in recovering from persons who caused accidents or from the healthcare payors' injured insureds, to the actual costs of the medical treatment provided to such injured insureds by such healthcare payors, notwithstanding provisions in the applicable healthcare policies or agreements, which generally allow recovery by the healthcare payors of the "reasonable value" of such treatments. The Complaint alleges that HCRI made fraudulent representations to recover sums in excess of those actually expended by the applicable healthcare payor to pay for medical treatment. On March 30, 1999, the Court entered an order certifying a class of all members of one HCRI client health plan located in Wheeling, West Virginia (The Health Plan of the Upper Ohio Valley) who have been subject to subrogation and/or reimbursement collection practices by HCRI. Plaintiffs, on behalf of the class as certified, demand compensatory damages, punitive damages, treble damages under RICO, costs and reasonable attorneys' fees. The DeGarmo case remains in discovery.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following list of Exhibits includes both exhibits submitted with this Form 10-Q as filed with the Commission and those incorporated by reference to other filings:

 2.1    --  Asset Purchase Agreement, dated as of December 4, 1998, by and among the Registrant, MedCap Medical Cost Management,
            Inc. and Marcia Deutsch (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K, filed December 11, 1998, File No. 000-22585.)
 2.2    --  Asset Purchase Agreement, dated as of January 3, 1999, by and among the Registrant, Subro-Audit, Inc., O'Donnell
            Leasing Co., LLP, Kevin M. O'Donnell and Leah Lampone
            (incorporated by reference to Exhibit 2.1 of Registrant's
            Current Report on Form 8-K, filed January 11, 1999, File No.
            000-22585).

 2.3    --  Amendment to Asset Purchase Agreement by and among
            Healthcare Recoveries, Inc., Subro-Audit, Inc., O'Donnell
            Leasing Co., LLP, Kevin O'Donnell and Leah Lampone, dated as of January 25, 1999 (incorporated by reference to Exhibit
            2.2 of Registrant's Current Report on Form 8-K, filed
            February 3, 1999, File No. 000-22585).
 3.1    --  Amended and Restated Certificate of Incorporation of the
            Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Amendment No. 2 to Registration Statement on
            Form S-1, File No. 333-23287).
 3.2    --  Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's Amendment No. 2 to Registration Statement on Form S-1, File No. 333-23287).
 4.1    --  Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant's Amendment No. 1 to
            Registration Statement on Form S-1, File No. 333-23287).
 4.2    --  Rights Agreement, dated February 12, 1999, between the
            Registrant and National City Bank, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of the Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-A, filed February 16,
            1999).
10.1    --  Amendment No. 1 to Employment Agreement between the
            Registrant and Patrick B. McGinnis, dated February 12, 1999,
            (incorporated by reference to Exhibit 10.6 of Registrant's
            Annual Report on Form 10-K, filed March 26, 1999).
10.2    --  Employment Agreement between the Registrant and Kevin M.
            O'Donnell, dated January 25, 1999 (incorporated by reference to Exhibit 10.9 of Registrant's Annual Report on Form 10-K, filed March 26, 1999).
10.3    --  Amendment No. 2 to the Credit Agreement, dated as of March
            19, 1999 by and among the Registrant, the Lending
            Institutions Named Therein and National City Bank of
            Kentucky (incorporated by reference to Exhibit 10.17 of Registrant's Annual report on Form 10-K, filed March 26,
            1999).
10.4    --  Healthcare Recoveries, Inc. 1998 Deferred Compensation Plan
            for Directors.
27.1    --  Financial Data Schedule. (for SEC use only).
99.1    --  Healthcare Recoveries, Inc. Private Securities Litigation
            Reform Act of 1995 Safe Harbor Compliance Statement for
            Forward-Looking Statement (incorporated by reference to Exhibit 99.1 of Registrant's Annual Report on Form 10-K, filed March 26, 1999).

     (b) Reports on Form 8-K

                                                 FINANCIAL
                                                 STATEMENTS
ITEM REPORTED                                      FILED       DATE OF REPORT         FILE DATE
-------------                                    ----------   -----------------   -----------------
Asset Purchase Agreement for Subro-Audit             No       January 3, 1999     January 11, 1999
Acquisition of Subro-Audit                           No       January 25, 1999    February 3, 1999
Adoption of Rights Plan                              No       February 12, 1999   February 16, 1999
Acquisition of MedCap                                No       February 15, 1999   February 26, 1999
Stock Repurchase Program, announcement               No       March 15, 1999      March 26, 1999
  regarding client contract and estimated first
  quarter revenues
Consolidated Supplemental Financial Statements      Yes(1)    January 25, 1999    April 7, 1999(3)
  to give effect for the Subro-Audit
  Acquisition
Consolidated Supplemental Financial Statements      Yes(2)    February 15, 1999   April 29, 1999(4)
  to give effect for the MedCap Acquisition

---------------

1. Financial Statements of SAI and ODL (collectively, "Subro-Audit").
     (a) Financial Statements of Subro-Audit:
       (i)   Combined Balance Sheets as of December 31, 1997 and 1996.
       (ii) Combined Statements of Income for the years ended December 31, 1997 and 1996.

       (iii) Combined Statements of Changes in Owners' Equity for the years ended December 31, 1997 and 1996.
       (iv) Combined Statements of Cash Flow for the years ended December 31, 1997 and 1996.
       (v)  Notes to Combined Financial Statements.
   (b) Unaudited Financial Statements of Subro-Audit, together with an independent auditors review report:
       (i) Condensed Combined Balance Sheets as of September 30, 1998 and December 31, 1997.
       (ii) Condensed Combined Statements of Income for the nine month periods ended September 30, 1998 and 1997.
       (iii) Condensed Combined Statements of Cash Flows for the nine month periods ended September 30, 1998 and 1997.
       (iv) Notes to Condensed Combined Financial Statements.
   (c) Unaudited Pro Forma Financial Information and Notes:
       (i) Unaudited Pro Forma Condensed Balance Sheet of HCRI at September 30, 1998.
       (ii) Unaudited Pro Form Condensed Statement of Income for the nine month period ended September 30, 1998.
       (iii) Unaudited Pro Forma Condensed Statement of Income for the year ended December 31, 1997.
       (iv) Notes to Unaudited Pro Forma Condensed Financial Statements.
2. Financial Statements of MedCap Medical Cost Management, Inc. ("MedCap").
   (a) Financial Statements of MedCap:
       (i)   Balance Sheet as of December 31, 1997.
       (ii)  Statement of Income for the year ended December 31, 1997.
       (iii) Statement of Changes in Shareholder's Equity for the year ended December 31, 1997.
       (iv) Statement of Cash Flows for the year ended December 31, 1997.
       (v)  Notes to Financial Statements.
   (b) Unaudited Financial Statements of MedCap, together with an independent auditors review report:
       (i) Condensed Balance Sheets as of September 30, 1998 and December 31, 1997.
       (ii) Condensed Statements of Income for the nine month periods ended September 30, 1998 and 1997.
       (iii) Condensed Statements of Cash Flows for the nine month periods ended September 30, 1998 and 1997.
       (iv) Notes to Condensed Financial Statements.
   (c) Unaudited Pro Forma Financial Information and Notes:
       (i) Unaudited Pro Forma Condensed Balance Sheet of HCRI at September 30, 1998.
       (ii) Unaudited Pro Form Condensed Statement of Income for the nine month period ended September 30,1998.
       (iii) Unaudited Pro Forma Condensed Statement of Income for the year ended December 31, 1997.
       (iv) Notes to Unaudited Pro Forma Condensed Financial Statements.
3. Form 8-K/A amending Form 8-K filed February 3, 1999.
4. Form 8-K/A amending Form 8-K filed February 26, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEALTHCARE RECOVERIES, INC.

  Date: May 17, 1999                            /s/ PATRICK B. MCGINNIS

                                          --------------------------------------
                                                   Patrick B. McGinnis
                                                 Chairman, President and
                                                 Chief Executive Officer

  Date: May 17, 1999                             /s/ DOUGLAS R. SHARPS

                                          --------------------------------------
                                                    Douglas R. Sharps
                                            Executive Vice President and Chief
                                                    Financial Officer
                                            Principal Financial and Accounting
                                                         Officer