Form 10-Q
period 1999-06-30
HEALTHCARE RECOVERIES INC
filed 1999-08-12
CIK 858629

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 12, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

     As of August 12, 1999, 11,208,707 shares of the Registrant's Common Stock, $0.001 par value were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HEALTHCARE RECOVERIES, INC.

                                   FORM 10-Q
                                 JUNE 30, 1999

                                     INDEX

                                                              PAGE
                                                              ----
PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
  Condensed Consolidated Balance Sheets as of June 30, 1999
     and December 31, 1998..................................    1
  Condensed Consolidated Statements of Income for the three
     and six months ended June 30, 1999 and 1998............    2
  Condensed Consolidated Statements of Cash Flows for the
     six months ended June 30, 1999 and 1998................    3
  Notes to Condensed Consolidated Financial Statements......    4
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    7
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................   15

PART II:  OTHER INFORMATION
Item 1. Legal Proceedings...................................   16
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   16
Item 6. Exhibits and Reports on Form 8-K....................   17
Signatures..................................................   20

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY HEALTHCARE RECOVERIES, INC. OR MEMBERS OF ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HEALTHCARE RECOVERIES, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-Q, AND ARE HEREBY INCORPORATED BY REFERENCE HEREIN. HEALTHCARE RECOVERIES, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          HEALTHCARE RECOVERIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              JUNE 30,   DECEMBER 31,
                                                                1999         1998
                                                              --------   ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 2,112      $31,133
  Restricted cash...........................................   25,685       16,927
  Accounts receivable, less allowance for doubtful accounts
    of $369 in 1999 and $307 in 1998........................    4,966        3,607
  Other current assets......................................    1,585        1,583
                                                              -------      -------
         Total current assets...............................   34,348       53,250
                                                              -------      -------
Property and equipment, at cost:
  Buildings and land........................................    5,867           --
  Furniture and fixtures....................................    2,965        2,527
  Office equipment..........................................    1,922        1,783
  Computer equipment........................................    9,840        7,991
  Leasehold improvements....................................    1,030          845
                                                              -------      -------
                                                               21,624       13,146
  Accumulated depreciation and amortization.................   (8,390)      (6,962)
                                                              -------      -------
         Property and equipment, net........................   13,234        6,184
Cost in excess of net assets acquired.......................   22,424           --
Identifiable intangibles....................................    5,776           --
Other assets................................................    1,380        1,569
                                                              -------      -------
         Total assets.......................................  $77,162      $61,003
                                                              =======      =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $ 1,517      $ 1,234
  Accrued expenses..........................................    6,319        5,516
  Funds due clients.........................................   13,073       13,118
  Income taxes payable......................................    1,405        2,484
                                                              -------      -------
         Total current liabilities..........................   22,314       22,352
Other liabilities...........................................    1,680        1,458
Long-term borrowings........................................   14,300           --
                                                              -------      -------
         Total liabilities..................................   38,294       23,810
                                                              -------      -------
Contingencies
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000 shares authorized;
    no shares issued or outstanding.........................       --           --
  Common stock, $.001 par value; 20,000 shares authorized;
    11,198 and 11,503 shares issued and outstanding as of
    June 30, 1999 and December 31, 1998, respectively.......       12           12
  Capital in excess of par value............................   22,665       22,428
  Treasury stock at cost, 305 shares........................   (1,373)          --
  Retained earnings.........................................   17,564       14,753
                                                              -------      -------
         Total stockholders' equity.........................   38,868       37,193
                                                              -------      -------
         Total liabilities and stockholders' equity.........  $77,162      $61,003
                                                              =======      =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          HEALTHCARE RECOVERIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                            -------------------   -----------------
                                                              1999       1998      1999      1998
                                                            --------   --------   -------   -------
Claims revenues...........................................  $15,793    $12,025    $29,654   $23,221
Cost of services..........................................    7,991      5,612     14,987    10,871
                                                            -------    -------    -------   -------
          Gross profit....................................    7,802      6,413     14,667    12,350
Support expenses..........................................    4,091      2,524      7,691     4,764
Depreciation and amortization.............................    1,292        580      2,286     1,089
                                                            -------    -------    -------   -------
          Operating income................................    2,419      3,309      4,690     6,497
Interest income...........................................      275        435        535       879
Interest expense..........................................     (277)       (40)      (419)      (64)
                                                            -------    -------    -------   -------
          Income before income taxes......................    2,417      3,704      4,806     7,312
Provision for income taxes................................    1,002      1,533      1,994     3,048
                                                            -------    -------    -------   -------
Net income................................................  $ 1,415    $ 2,171    $ 2,812   $ 4,264
                                                            =======    =======    =======   =======
Earnings per common share (basic and diluted).............  $  0.13    $  0.19    $  0.25   $  0.37
                                                            =======    =======    =======   =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          HEALTHCARE RECOVERIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
Cash flows from operating activities:
  Net income................................................  $  2,812   $ 4,264
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     2,286     1,089
     Deferred income taxes..................................       162        35
     Other..................................................       180        --
     Changes in operating assets and liabilities:
       Restricted cash......................................     1,054    (2,865)
       Accounts receivable..................................      (248)     (211)
       Other current assets.................................       138      (457)
       Other assets.........................................       179      (316)
       Trade accounts payable...............................       175      (290)
       Accrued expenses.....................................       115      (158)
       Funds due clients....................................      (956)    1,711
       Income taxes payable.................................    (1,079)   (1,362)
       Other liabilities....................................        29       218
                                                              --------   -------
          Net cash provided by operating activities.........     4,847     1,658
                                                              --------   -------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   (44,599)       --
  Purchases of property and equipment.......................    (2,253)   (2,416)
                                                              --------   -------
          Net cash used in investing activities.............   (46,852)   (2,416)
                                                              --------   -------
Cash flows from financing activities:
  Line of credit proceeds, net..............................    14,300        --
  Repurchase of common stock................................    (1,373)       --
  Contributed capital.......................................       (57)       --
                                                              --------   -------
          Net cash provided by financing activities.........    12,984        --
                                                              --------   -------
Net decrease in cash and cash equivalents...................   (29,021)     (758)
Cash and cash equivalents, beginning of period..............    31,133    24,674
                                                              --------   -------
Cash and cash equivalents, end of period....................  $  2,112   $23,916
                                                              ========   =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          HEALTHCARE RECOVERIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     Healthcare Recoveries, Inc. (hereinafter referred to as "HCRI" or the "Company") was incorporated on June 30, 1988 under the laws of the State of Delaware. The Company provides complete outsourcing of certain medical cost containment services to the private healthcare payor industry. Its primary service is subrogation recovery, which entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and paid from the proceeds of liability or workers' compensation insurance. The Company's other cost containment services include hospital bill auditing, contract compliance review and cost management consulting and related recovery services.

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

     The accompanying financial statements are presented in a condensed format and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual consolidated financial statements. Accordingly, for further information, the reader of this Form 10-Q may wish to refer to the Company's audited consolidated financial statements as of and for the year ended December 31, 1998, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 26, 1999.

     The consolidated financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair presentation of interim results. All such adjustments are of a normal and recurring nature.

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

                          HEALTHCARE RECOVERIES, INC.

3.  CREDIT FACILITY

     In February 1998, the Company entered into a $50 million senior secured revolving credit facility (the "Credit Facility") with National City Bank of Kentucky and the other lenders named therein, replacing the Company's $10 million line of credit. The principal amount outstanding under the Credit Facility will mature on January 31, 2001 and bears interest at the Company's option, at either: (i) the Prime Rate plus the applicable margin in effect or
(ii) the Eurodollar Rate plus the applicable margin in effect. The applicable margin is determined in accordance with a Pricing Grid based on the Company's ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The agreement contains usual and customary covenants including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. As of June 30, 1999, the Company was in compliance with the covenants and a total of $14.3 million was drawn under the Credit Facility and used for the Acquisitions and stock repurchases. The Credit Facility was amended in May 1998 and March 1999 to enable the Company to acquire entities that do not maintain audited financial statements and to use proceeds from the Credit Facility to repurchase outstanding stock, respectively.

4.  STOCK REPURCHASE PLAN

     HCRI's Board authorized a stock repurchase plan on March 12, 1999 under which the Company may repurchase up to $10 million of HCRI Common Stock in the open market, from time to time, at prices per share deemed favorable by the Company. Shares will be repurchased using cash from operations and borrowed funds and will continue until such time as the Company has repurchased $10 million of HCRI Common Stock or until it otherwise determines to terminate the stock repurchase plan. During the three month period ended June 30, 1999, the Company repurchased 305,000 shares of its stock at an average price of $4.50 per share and currently holds the shares as treasury stock. No additional shares have been repurchased since June 30, 1999.

5.  EARNINGS PER COMMON SHARE

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," specifies the computation, presentation, and disclosure requirements for earnings per share and requires presentation of both basic and fully diluted earnings per share for both interim and annual periods. Reconciliations of the average number of common shares outstanding used in the calculation of earnings per common share and earnings per common share, assuming dilution, are as follows (dollars and shares in thousands, except per share results):

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                         JUNE 30,             JUNE 30,
                                                    -------------------   -----------------
                                                      1999       1998      1999      1998
                                                    --------   --------   -------   -------
Weighted average number of common shares
  outstanding.....................................   11,234     11,470     11,368    11,470
Add: Dilutive stock options.......................        1        112         51       136
                                                    -------    -------    -------   -------
Number of common shares outstanding
  (diluted).......................................   11,235     11,582     11,419    11,606
                                                    =======    =======    =======   =======
Net earnings for earnings per common share
  (basic and diluted).............................  $ 1,415    $ 2,171    $ 2,812   $ 4,264
                                                    =======    =======    =======   =======
Earnings per common share:
  Basic...........................................  $  0.13    $  0.19    $  0.25   $  0.37
                                                    =======    =======    =======   =======
  Diluted.........................................  $  0.13    $  0.19    $  0.25   $  0.37
                                                    =======    =======    =======   =======

                          HEALTHCARE RECOVERIES, INC.

5.  EARNINGS PER COMMON SHARE -- (CONTINUED)

     Basic earnings per common share were computed based on the weighted-average number of shares outstanding during the period. The dilutive effect of stock options was calculated using the treasury stock method. Options to purchase 1,540,194 and 1,160,580 shares for the three and six month periods ended June 30, 1999, respectively, and 314,600 and 181,050 shares for the comparable periods in 1998, respectively, were not included in the computation of diluted earnings per common share as the options' exercise prices exceeded the average market price of the common shares during the respective periods.

6.  ACQUISITIONS

     On January 25, 1999, HCRI acquired the assets and certain liabilities of Subro-Audit, Inc., a Wisconsin corporation ("SAI"), and a related entity, O'Donnell Leasing Co., LLP, a Wisconsin general partnership ("ODL" and, together with SAI, "Subro-Audit"), for approximately $24.4 million, using available unrestricted cash, and may pay up to $7.0 million over the next two years pursuant to an earn-out arrangement (the "Subro-Audit Acquisition"). An escrowed amount of $8.5 million for the potential earn-out in connection with the Subro-Audit Acquisition is included in restricted cash at June 30, 1999. SAI is based in Wisconsin and provides subrogation recovery services to an installed base of lives, which are covered by insurers, HMOs and employer-funded plans, throughout the United States. The Subro-Audit Acquisition was accounted for using the purchase method of accounting. Subro-Audit operates as a division of HCRI.

     On February 15, 1999, HCRI acquired the assets and certain liabilities of MedCap Medical Cost Management, Inc., a California corporation ("MedCap"), for approximately $10 million, using available unrestricted cash and borrowed funds, and may pay up to 50% of the gross profits of the MedCap business for each of the twelve month periods ending December 31, 1999 and 2000 pursuant to an earn-out arrangement (the "MedCap Acquisition" and, together with the Subro-Audit Acquisition, the "Acquisitions"). MedCap provides a variety of medical cost management services to health insurers and HMOs primarily in California. These services include hospital bill auditing, contract compliance review, identification of certain other payments, and cost management consulting services. The MedCap Acquisition was accounted for using the purchase method of accounting. MedCap operates as a division of HCRI.

     If the Acquisitions had taken place on January 1, 1999, revenues, net income and earnings per share for the quarter ended June 30, 1999 would have been $15.8 million, $1.4 million and $0.13 per share, respectively, and revenues, net income and earnings per share for the six months ended June 30, 1999, would have been $31.1 million, $2.7 million and $0.24 per share, respectively. If the Acquisitions had taken place on January 1, 1998, revenues, net income and earnings per share for the six months ended June 30, 1998, would have been $28.9 million, $4.4 million and $0.38 per share, respectively. The cost in excess of net tangible and intangible assets acquired recorded in connection with the Acquisitions was approximately $22.9 million and is being amortized over a 20 year period. These results may not necessarily reflect future results of operations or what the results of operations would have been had the Acquisitions actually been consummated at the beginning of the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Healthcare Recoveries, Inc. (hereinafter referred to as "HCRI" or the "Company") provides complete outsourcing of certain medical cost containment services to the private healthcare payor industry. Its primary service is subrogation recovery, which entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and paid from the proceeds of liability or workers' compensation insurance. The Company's other cost containment services include the provision of hospital bill auditing, contract compliance review and cost management consulting and related recovery services.

     On January 25, 1999, HCRI acquired the assets and certain liabilities of Subro-Audit, Inc., a Wisconsin corporation ("SAI"), and a related entity, O'Donnell Leasing Co., LLP, a Wisconsin general partnership ("ODL" and, together with SAI, "Subro-Audit"), for approximately $24.4 million, using available unrestricted cash, and may pay up to $7.0 million over the next two years pursuant to an earn-out arrangement (the "Subro-Audit Acquisition"). SAI is based in Wisconsin and provides subrogation recovery services to an installed base of lives, which are covered by insurers, HMOs and employer-funded plans, throughout the United States. The Subro-Audit Acquisition was accounted for using the purchase method of accounting. Subro-Audit operates as a division of HCRI.

     On February 15, 1999, HCRI acquired the assets and certain liabilities of MedCap Medical Cost Management, Inc., a California corporation ("MedCap"), for approximately $10 million, using available unrestricted cash and borrowed funds, and may pay up to 50% of the gross profits of the MedCap business for each of the twelve month periods ending December 31, 1999 and 2000 pursuant to an earn-out arrangement (the "MedCap Acquisition" and, together with the Subro-Audit Acquisition, the "Acquisitions"). MedCap provides a variety of medical cost management services to health insurers and HMOs primarily in California. These services include hospital bill auditing, contract compliance review, identification of certain other payments, and cost management consulting services. The MedCap Acquisition was accounted for using the purchase method of accounting. MedCap operates as a division of HCRI.

     For a typical new client, it takes up to six months from the contract signing (when the lives are "sold") to complete the construction of electronic data interfaces necessary for the Company to begin service. At this point, the client is considered "installed". During the installation period, the Company must also hire and train quality staff necessary to provide contractual services. After installation, HCRI receives files and data from the client from which it creates an inventory of backlog.

     "Backlog" is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of its clients at a given point in time. These claims are gross figures, prior to estimates of claim settlements and rejections. Backlog increases when the Company opens new files of potentially recoverable claims and decreases when files are recovered, completed or, after further investigation, determined to be nonrecoverable. Backlog for a client will range from newly identified potential recoveries to potential recoveries that are in the late stages of the recovery process.

     Historically, recoveries (the amount actually recovered for its clients prior to the Company's fee) have been produced from the backlog in a generally predictable cycle. This is because any group of potential recoveries that has been sufficiently large in number to display statistically significant characteristics and that originates from a defined time period, tended to produce recovery results that have been comparable to other groups having similar characteristics.

     For the most part, the Company is paid contingency fees from the amount of claims recoveries it makes or recoveries it identifies through other cost containment and related recovery services from backlog on behalf of its clients. The Company's revenues are a function of recoveries and effective fee rates. Effective fee rates vary depending on the mix between services provided and client fee schedules. The fee schedules for each client are separately negotiated and reflect the Company's standard fee rates, the services to be provided and anticipated volume of services. The Company grants volume discounts and, for its recovery services, negotiates a lower fee when it assumes backlog from a client because the client will have already completed some of the recovery work. Because the Company records expenses as costs are incurred and records revenues only when a file is settled, there is a lag between the recording of expenses and revenue recognition.

     The Company's expenses are determined primarily by the number of employees directly engaged in operations ("cost of services") and by the number of employees engaged in a variety of support activities ("support expenses"). Recovery-related employees must be hired and trained in advance of the realization of recoveries and revenues. The number of employees accounted for in support expenses generally grows less rapidly than revenue due to economies of scale.

RECENT OPERATING ISSUES

     During the first quarter of 1999, HCRI encountered operating difficulties that involved a lower than historical level of yield from the backlog of subrogation claims. As used here, yield, referred to as "throughput," means recoveries for the period stated as a percentage of the average backlog for the period. The deterioration in throughput of subrogation claims was the consequence of a shortfall in first and second quarter recoveries, which appear to have resulted from certain changes that HCRI made in its operations during the second half of 1998 and the first quarter of 1999. The changes in operations entailed a series of modifications to work processes and systems improvements, the purpose of which was to enable the Company to significantly increase the number of files assigned to each examiner, with anticipated corresponding increases in average recoveries per examiner. Contrary to management's expectations, increasing the average number of files assigned to each examiner resulted in the unforeseen decrease in throughput.

     In response to the decline in throughput, the Company instituted a plan to hire 50 new examiners (25 net new examiners, after attrition and terminations). During the second quarter of 1999, the Company added 4 net new examiners and year to date has hired 40 examiner trainees (25 examiner trainees during the second quarter), who, upon successful completion of their training, will be placed in operations as examiners during the third and fourth quarters of 1999. Management believes that this additional headcount will allow the Company to resume historic levels of throughput in subrogation by the end of 1999.

     Also during the second quarter, the Company's backlog declined approximately $16 million from the end of the first quarter of 1999. Compared to the second quarter of 1998, backlog increased by $316 million, primarily as a result of the Acquisitions. A decline in subrogation backlog, excluding that of SAI, primarily accounts for this decline in backlog. Management believes that this decline in backlog is related to, among other things, a slower rate of installation of new lives for subrogation services than in previous quarters, the occasional interruption in the transmission of claims data by clients, and a decrease in the average size of the files of which backlog is composed. About half of the decrease in average file size is, management believes, attributable to the run-off (i.e., the closing, with or without recovery) of "retrospective files" and "pending files" that are larger on average than the other files in backlog. When these larger-than-average (measured by dollar amount) files are not replaced by files of like dollar size, the average size of files in backlog declines. "Retrospective files" are those identified by HCRI, as part of an ancillary service that the Company sells from time to time, in a client's past claims history data. "Pending files" are those taken over by the Company from a client in connection with the signing of the service contract.

RESULTS OF OPERATIONS

     The following tables present certain key operating indicators and results of operations data for the Company for the periods indicated:

                            KEY OPERATING INDICATORS
              (IN MILLIONS, EXCEPT FOR PERCENTAGES AND EMPLOYEES)

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 ------------------   ------------------
                                                   1999       1998      1999       1998
                                                 --------    ------   --------    ------
Cumulative lives sold, beginning of period.....      59.4      38.8       40.5      38.5
  Lives from acquisitions(1)...................        --        --       18.6        --
  Lives from existing client growth (loss).....      (0.6)     (2.6)      (1.8)(2)  (3.0)
  Lives added from contracts with existing
     clients...................................       0.2       0.2        0.2       0.9
  Lives added from contracts with new
     clients...................................       0.3       1.9        1.8       1.9
                                                 --------    ------   --------    ------
Cumulative lives sold, end of period...........      59.3      38.3       59.3      38.3
                                                 ========    ======   ========    ======
Lives installed................................      53.5(1)   35.7       53.5(1)   35.7
Backlog........................................  $1,053.6(3) $737.3   $1,053.6(3) $737.3
Claims recoveries..............................  $   57.9    $ 43.7   $  109.1    $ 84.8
Throughput(4)..................................       5.5%      6.1%      10.2%     12.1%
Effective fee rate.............................      27.3%     27.5%      27.2%     27.4%
Employees
  Direct operations............................       556       404        556       404
  Support......................................       158        98        158        98
                                                 --------    ------   --------    ------
          Total employees......................       714(5)    502        714(5)    502
                                                 ========    ======   ========    ======

---------------

(1) Includes approximately 8.1 million lives sold and 8.0 million lives installed from the Subro-Audit Acquisition and 10.5 million lives sold and
    8.0 million lives installed from the MedCap Acquisition. During the second quarter, the Company received notice that CIGNA HealthCare ("CIGNA") intended to terminate its agreement with SAI, effective July 31, 1999. The CIGNA contract covers approximately 2.8 million installed lives. See
    "-- Recent Developments -- Loss of Client".
(2) Reflects the loss of 900,000 lives from Blue Shield of California, a terminated client.
(3) Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of clients at any point in time. Backlog at June 30, 1999 includes $303 million of backlog from the Acquisitions.
(4) Throughput equals recoveries for the period divided by the average of backlog at the beginning and end of the period. The variation from historic throughput levels in the current quarter and year-to-date (e.g., from that for the three months ended and six months ended June 30, 1998) is in part an effect of the timing of the Acquisitions on the amount of backlog in the calculation of throughput and certain operational changes in the second half of 1998 and during 1999. See "-- Recent Operating Issues".
(5) Includes the addition of SAI and MedCap direct operations and support staff employees.

     The following table presents, for the periods indicated, certain items in the income statements as a percentage of revenue:

                STATEMENTS OF INCOME AS A PERCENTAGE OF REVENUES

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                -------------------    -----------------
                                                 1999         1998     1999        1998
                                                ------       ------    -----       -----
Claims revenues...............................  100.0%       100.0%    100.0%      100.0%
Cost of services..............................   50.6         46.7      50.5        46.8
Support expenses..............................   25.9         21.0      25.9        20.5
Depreciation and amortization.................    8.2          4.8       7.7         4.7
Operating income..............................   15.3         27.5      15.8        28.0
Income before income taxes....................   15.3         30.8      16.2        31.5
Net income....................................    9.0         18.1       9.5        18.4

  Three and six months ended June 30, 1999 compared to three and six months ended June 30, 1998

     Claims Revenues. Total claims revenues for the three-month period ended June 30, 1999 increased 32%, to $15.8 million from $12.0 million in 1998 and increased 28% to $29.7 million in the six month period ended June 30, 1999 as compared with $23.2 million in the comparable period in 1998. Claims recoveries for the three months ended June 30, 1999 increased 32% to $57.9 million from $43.7 million in 1998 and 29% to $109.1 million for the six months ended June 30, 1999 from $84.8 million for the comparable period in 1998. The effective fee rate decreased slightly to 27.3% from 27.5% for the quarter ended June 30, 1999 as compared with the same period in 1998. This decline is a function of the recoveries mix and of the consummation of the Acquisitions. Effective fee rates can vary from period to period, depending on the mix of services provided and fee schedules. Furthermore, SAI and MedCap, taken together, have historically had lower fee rates than HCRI prior to the Acquisitions. Claims revenues and recoveries for the three month period ended June 30, 1999 include revenues from medical cost management and subrogation services attributable to the Acquisitions. Before giving effect to the Acquisitions, HCRI claims revenues were $12.3 million and recoveries were $44.5 million for the three months ended June 30, 1999 and $24.2 million and $87.8 million for the six months ended June 30, 1999.

     Backlog at June 30, 1999 increased by $316 million, or 43%, compared to June 30, 1998. This net growth in backlog was the result of the installation of new lives, the processing of lives already installed, the addition of $136 million from the Subro-Audit Acquisition and the addition of $167 million from the MedCap Acquisition. The Company obtained claims recoveries at a rate of approximately 5.5% of average backlog during the 1999 second quarter. Lives installed remained at 53.5 million from first quarter to second quarter of 1999. Compared to the same quarter in 1998, lives installed increased 50%, primarily due to the lives that were added as a result of the Acquisitions.

     Cost of Services. Cost of services for the second quarter of 1999 was $8.0 million, an increase of 42% from $5.6 million in the three months ended June 30, 1998 and was $15.0 million for the six months ended June 30, 1999, an increase of 38% from $10.9 million for the comparable period in 1998. The increase resulted primarily from costs associated with the operations of the Acquisitions. Excluding the Acquisitions, HCRI's cost of services for the three months ended June 30, 1999 was $6.1 million, an increase of 9% over the comparable period in 1998 and for the six months ended June 30, 1999 was $12.0 million, an increase of 11% over the comparable period in 1998. As a percentage of claims revenues, cost of services increased to 51% for the six months ended June 30, 1999 from 47% in 1998. The increase in cost of services as a percentage of claims revenues resulted primarily from the Acquisitions and a lower growth rate in revenues than in cost of services.

     As a result of the nature of the Company's contingent fee arrangements with its clients, the Company incurs significant current expense in an effort to generate revenue, a significant portion of which will be recorded in future periods. Because relatively little revenue is earned during the first year following the installation of new lives (unless the Company assumes responsibility for the new client's existing backlog) the growth rate for lives installed exceeds the revenue growth rate.

     Support Expenses. Support expenses increased 62% to $4.1 million for the three months ended June 30, 1999 from $2.5 million for the comparable period in 1998 and was $7.7 million for the six months ended June 30, 1999, an increase of 61% from $4.8 million for the comparable period in 1998. The increase was due to combining the operations of the Acquisitions and the hiring of additional support staff for the upgrade of HCRI's information management system (the "SubroSystem"). Support expenses increased as a percentage of claims revenues from 21% for the six months ended June 30, 1998 to 26% for the six months ended June 30, 1999. The increase in support expenses as a percentage of claims revenues resulted from the Acquisitions and a lower growth rate in revenues than in support expenses.

     Depreciation and Amortization. Depreciation and amortization expenses increased 123%, to $1.3 million for the three months ended June 30, 1999 from approximately $0.6 million for the three months ended June 30, 1998 and increased 110% to $2.3 million for the six months ended June 30, 1999 from $1.1 million for the comparable period in 1998. The increase in depreciation expense was mainly attributable to capital expenditures for operations and system upgrades. The increase in amortization expense is attributable to the addition of intangible assets resulting from the Acquisitions.

     Interest Income. Interest income totaled $0.3 million and approximately $0.4 million for the three months ended June 30, 1999 and 1998, respectively, and $0.5 million and $0.9 million for the six months ended June 30, 1999 and 1998, respectively. The decrease in interest income, for both periods, was a result of using available cash for the Acquisitions and repaying borrowed funds.

     Interest Expense. Interest expense totaled $278,000 and $40,000 for the three months ended June 30, 1999 and 1998, respectively, and $420,000 and $64,000 for the six months ended June 30, 1999 and 1998, respectively. The increase in interest expense, for both periods, resulted from an increase in borrowed funds for the Acquisitions and stock repurchases.

     Tax. Provision for income taxes was approximately 41.5% of pre-tax income for the three months ended June 30, 1999 and 41.4% for the three months ended June 30, 1998 and 41.5% and 41.7% for the six months ended June 30, 1999 and 1998, respectively. The effective tax rate exceeded the Federal statutory tax rate as a consequence of state and local taxes and non-deductible expenses.

     Net Income. Net income for the three months ended June 30, 1999 decreased $0.8 million, or 35%, to $1.4 million or $0.13 per diluted common share, from $2.2 million or $0.19 per diluted common share for the comparable period ended June 30, 1998, and for the six months ended June 30, 1999 decreased $1.5 million, or 34%, to $2.8 million, or $.25 per diluted common share from $4.3 million, or $0.37 per diluted common share. Management believes that the deterioration in year to date operating results resulted primarily from changes made in HCRI's operations in the second half of 1998 and first quarter of 1999. See "-- Recent Operating Issues".

LIQUIDITY AND CAPITAL RESOURCES

     The Company's statements of cash flows for the six months ended June 30, 1999 and 1998 are summarized below (in thousands):

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                                1999      1998
                                                              --------   ------
Net cash provided by operations.............................  $  4,847   $1,658
Net cash used in investing activities.......................   (46,852)  (2,416)
Net cash provided by financing activities...................    12,984       --
                                                              --------   ------
Net decrease in cash and cash equivalents...................  $(29,021)  $ (758)
                                                              ========   ======

     The Company had working capital of $12.0 million at June 30, 1999, including cash and cash equivalents of $2.1 million, compared with working capital of $30.9 million at December 31, 1998. The decrease is attributable to using available cash for the Acquisitions in January and February 1999.

     Net cash provided by operations increased $3.2 million for the six month period ended June 30, 1999 compared to June 30, 1998, primarily as a result of the timing of recurring cash receipts and disbursements related to accrued expenses and claims recoveries.

     Net cash used in investing activities primarily reflects the Company's cost of the Acquisitions of $34.4 million, $8.5 million escrowed for earn-out potential and additional costs for purchased net working capital plus ongoing capital expenditures for facility expansion and system enhancements. Capital expenditures for the six months ended June 30, 1999 were approximately $2.3 million. Excluding the cost of the Acquisitions, the Company anticipates capital expenditures totaling approximately $4.1 million for 1999.

     Net cash provided by financing activities for the six month period ended June 30, 1999 reflects $14.3 million in net cash borrowings from the Company's credit facility as discussed below and $1.4 million as a reduction in stockholders' equity, resulting from the stock repurchase program. See
"-- Recent Developments -- Stock Repurchase Plan".

     In February 1998, the Company entered into a $50 million senior secured revolving credit facility (the "Credit Facility") with National City Bank of Kentucky and the other lenders named therein, replacing the Company's $10 million line of credit. The principal amount outstanding under the Credit Facility will mature on January 31, 2001 and bears interest at the Company's option, at either: (i) the Prime Rate plus the applicable margin in effect or
(ii) the Eurodollar Rate plus the applicable margin in effect. The applicable margin is determined in accordance with a Pricing Grid based on the Company's ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The agreement contains usual and customary covenants including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. As of June 30, 1999, the Company was in compliance with the covenants and a total of $14.3 million was drawn under the Credit Facility and used for the Acquisitions and stock repurchases. The Credit Facility was amended in May 1998 and March 1999 to enable the Company to acquire entities that do not maintain audited financial statements and to use proceeds from the Credit Facility to repurchase outstanding stock, respectively.

     At June 30, 1999 and December 31, 1998, the Company reported on its balance sheet, as a current asset, restricted cash of $25.7 million and $16.9 million, respectively. Restricted cash represented claims recoveries effected by HCRI for its clients and the June 30, 1999 amount also included an escrowed amount of $8.5 million for a potential earn-out in connection with the Subro-Audit Acquisition. At June 30, 1999 and December 31, 1998, HCRI reported on its balance sheet, as a current liability, funds due clients of $13.1 million and $13.1 million, respectively, representing claims recoveries to be distributed to clients, net of the fee earned on such recoveries.

     The Company believes that its available cash resources, together with the borrowings available under the Credit Facility, will be sufficient to meet its 1999 operating requirements, acquisitions and internal development initiatives.

EXTERNAL FACTORS

     The business of recovering subrogation and related claims for healthcare payors is subject to a wide variety of external factors. Prominent among these are factors that would materially change the healthcare payment, fault-based liability or workers' compensation systems. Several of these factors could be the non-availability of property and casualty and workers' compensation coverages as sources of recovery, changes in laws that would limit or bar either the access to or use of claims data and medical records, or the ability of healthcare payors to recover subrogation and related claims or to audit medical records. Because the Company's profitability depends in large measure upon obtaining and using claims data and medical records, the non-availability or decrease in their availability could have a material adverse effect on the Company.

     Moreover, because the Company's revenues derive from the recovery of the costs of medical treatment, material changes in such costs will tend to affect the Company's backlog or its rate of backlog growth, as well as its revenue or its rate of revenue growth. The healthcare industry, and particularly the business of healthcare payors, is subject to various external factors that may have the effect of significantly altering the costs of healthcare and the environment for the sale or delivery of recovery and cost containment services. The Company is unable to predict which of these factors, if any, could have a potentially material impact on healthcare payors and through them, the healthcare recovery and cost containment industry.

CONCENTRATION OF CLIENTS

     The Company provides services to healthcare plans that as of June 30, 1999 covered approximately 59.3 million lives. HCRI's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations. On June 30, 1999, HCRI had backlog of $1,053.6 million. HCRI's revenues are earned under written contracts with its clients that generally provide for contingency fees from recoveries under a variety of pricing regimes. The pricing arrangements offered by HCRI to its clients include a fixed fee percentage, a fee percentage that declines as the number of lives covered by the client and subject to HCRI's service increases and a fee percentage that varies with HCRI's recovery performance.

     For the six months ended June 30, 1999 and 1998, the Company's largest client, UnitedHealth Group, contributed 23% and 28%, respectively, of the Company's total revenues. The Company's second and third largest clients respectively represented 7% and 7% during the six months ended June 30, 1999 and 9% and 8% of the Company's revenues during the six months ended June 30, 1998. The loss of one or more of the Company's large clients could have a material adverse effect on the Company's results of operations, financial position and cash flows.

     HCRI performs its services and does not obligate itself to deliver any specific result. Contracts with its customers are generally terminable on 60 to 180 days' notice by either party, although in a few cases the contracts extend over a period of years. Pursuant to the terms of its client contracts, HCRI is generally entitled to continue to make recoveries for the client and earn a fee on the backlog existing at the time of termination.

YEAR 2000 ISSUES

     The year 2000 presents a problem for computer systems (software and hardware) that were not designed to handle any dates beyond the year 1999. The problem is pervasive and complex because virtually every computer operation will be affected in some way by the rollover of the last two digits of the year "00". In consequence, any such software and hardware will need to be modified some time prior to December 31, 1999 in order to remain functional. Computer systems that do not properly handle this rollover could generate erroneous data or fail to function.

     The Company has initiated a company-wide program to identify and address the modifications to or replacements of computer code (including data received from clients), hardware and office equipment, as well as the testing and implementation procedures necessary to achieve year 2000 readiness ("Y2K Readiness" or, descriptively, "Y2K Ready"). As a result of this program, all functions within the Company have been surveyed in order to first, identify software and hardware that are not presently Y2K Ready, and second, to establish a schedule for remediation or replacement of the items of software and hardware that are not Y2K Ready.

     The Company has completed its identification of the elements of its software and hardware that are not Y2K Ready. Included among these elements are certain fields contained in the SubroSystem, the Company's on-line subrogation system. The first date of potential failure for all of these items of software and hardware, including the SubroSystem, is January 1, 2000. The completion date for replacement or remediation of all elements of Company software, including the SubroSystem, and hardware which are not already Y2K Ready, is September 30, 1999. Although the Company had previously estimated a June 30, 1999 completion date, the Company directed certain resources during the fourth quarter of 1998 to facilitate the Acquisitions and certain other matters, which caused the delay. To date, the costs of the Company's efforts to achieve Y2K Readiness have not exceeded $85,000, and are not expected to exceed $150,000 in total.

     Management believes that the greatest risk posed to the Company's Y2K Readiness lies in the possible failure of its clients and other members of the healthcare payor industry to achieve Y2K Readiness. The Company relies on its clients to provide electronic claims data, through electronic data interfaces, as the source of information from which the Company identifies potentially recoverable claims. If clients are unable to provide such data because they are not Y2K Ready, the Company could suffer a slow-down in its recovery efforts, impairing its ability to make the recoveries from which it derives its revenue. Moreover, to the extent that payors, which are potential clients, fail to achieve Y2K Readiness, HCRI's ability to sell to and to install such payors may also be impaired. With respect to current clients, HCRI has undertaken a survey of each client's state of Y2K Readiness. The Company has received notifications from 85% of its client base, representing more than 95% of its installed lives. All notifications indicated that clients have Y2K efforts underway. The Company is attempting to obtain surveys from its remaining client base. However, as the Company is relying upon representations of client Y2K Readiness in response to the surveys, the Company is closely monitoring progress through available means, and preparing for contingencies, as necessary.

     The Company's contingency planning calls for, among other things, early identification of alternative means of obtaining electronic claims data should the existing electronic data interfaces with clients fail. Contingency plans are being developed on an as-needed, client-specific basis.

RECENT DEVELOPMENTS

  Stock Repurchase Plan

     HCRI's Board authorized a stock repurchase plan on March 12, 1999 under which the Company may repurchase up to $10 million of HCRI Common Stock in the open market, from time to time, at prices per share deemed favorable by the Company. Shares will be repurchased using cash from operations and borrowed funds and will continue until such time as the Company has repurchased $10 million of HCRI Common Stock or until it otherwise determines to terminate the stock repurchase plan. During the three month period ended June 30, 1999, the Company repurchased 305,000 shares of its stock at an average price of $4.50 per share and currently holds the shares as treasury stock. No additional shares have been repurchased since June 30, 1999.

  Loss of Client

     On May 17, 1999, the Company announced that it received a notice of termination from CIGNA HealthCare concerning subrogation services provided by the Company's SAI division. CIGNA stated in the notice that it had selected a different vendor to be its sole provider of subrogation services. The termination was effective July 31, 1999, at which time HCRI, through its SAI division, stopped providing subrogation recovery services to CIGNA on a prospective basis. Under the terms of its contract, SAI retains the right to provide recovery services with respect to the backlog on hand as of the termination date. The CIGNA termination covers approximately 2.8 million installed lives (i.e., being serviced), which is 6% of the 45.5 million lives that HCRI reported were installed for subrogation recovery services at June 30, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates related to its Credit Facility, which matures January 31, 2001. The impact on earnings and value of any debt under its Credit Facility is subject to change as a result of movements in market rates and prices. The Credit Facility is subject to variable interest rates. As of June 30, 1999, the Company had $14.3 million outstanding under its Credit Facility with interest rates ranging from 6.74% to 7.04%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 3, 1999. Of the 11,502,987 shares of Common Stock outstanding as of the record date, March 17, 1999, and entitled to vote at this meeting, 10,571,887 were represented at the meeting in person or by proxy. The following matters were voted upon.

     (a) The following members were elected to the Board of Directors to hold office for a three year term:

NOMINEE                                             SHARES VOTED FOR   SHARES ABSTAINED   TERM
-------                                             ----------------   ----------------   ----
William C. Ballard, Jr............................     9,045,211          1,526,676       2002
Elaine J. Robinson................................     9,045,170          1,526,717       2002

     The Company's other directors continuing after the Annual Meeting are as follows:
        Jill L. Force
        Patrick B. McGinnis
        John H. Newman
        Chris B. Van Arsdel

     (b) To approve and adopt an amendment to the Company's 1997 Stock Option Plan for Eligible Participants (the "Stock Option Plan") to increase the number of shares of Common Stock reserved for issuance under such Stock Option Plan from 860,000 to 1,760,000. The result of the vote was 5,749,852 shares favor, 3,383,914 shares opposed and 1,988 shares abstained. Accordingly, the amendment to the Company's 1997 Stock Option Plan for Eligible Participants was approved and adopted.

     (c) The ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company to serve for 1999. The result of the vote was 10,571,887 shares favor, none opposed or abstained. Accordingly, the appointment of PricewaterhouseCoopers LLP was ratified.

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
           (incorporated by reference to Exhibit 2.1 of Registrant's
           Current Report on Form 8-K, filed January 11, 1999, File No.
           000-22585).
 2.3   --  Amendment to Asset Purchase Agreement by and among
           Healthcare Recoveries, Inc., Subro-Audit, Inc., O'Donnell
           Leasing Co., LLP, Kevin O'Donnell and Leah Lampone, dated as of January 25, 1999 (incorporated by reference to Exhibit
           2.2 of Registrant's Current Report on Form 8-K, filed
           February 3, 1999, File No. 000-22585).
 3.1   --  Amended and Restated Certificate of Incorporation of the
           Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Amendment No. 2 to Registration Statement on
           Form S-1, File No. 333-23287).
 3.2 -- Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's Amendment No. 2 to Registration Statement on Form S-1, File No. 333-23287).
 4.1 -- Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant's Amendment No. 1 to
           Registration Statement on Form S-1, File No. 333-23287).
 4.2   --  Rights Agreement, dated February 12, 1999, between the
           Registrant and National City Bank, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of the Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-A, filed February 16,
           1999).
10.1   --  Amendment to Healthcare Recoveries, Inc. 1997 Stock Option
           Plan for Eligible Participants (incorporated by reference to Exhibit A of Registrant's Proxy Statement for the Annual
           Meeting, filed April 1, 1999).
27.1   --  Financial Data Schedule. (for SEC use only).
99.1   --  Healthcare Recoveries, Inc. Private Securities Litigation
           Reform Act of 1995 Safe Harbor Compliance Statement for
           Forward-Looking Statements (incorporated by reference to Exhibit 99.1 of Registrant's Annual Report on Form 10-K, for the year ended December 31, 1998, filed March 26, 1999).

     (b) Reports on Form 8-K

                                             FINANCIAL
                                             STATEMENTS
               ITEM REPORTED                   FILED        DATE OF REPORT          FILE DATE
               -------------                 ----------     --------------          ---------
Consolidated Supplemental Financial            Yes(1)      January 25, 1999     April 7, 1999(3)
  Statements To give effect for the
  Subro-Audit Acquisition
Consolidated Supplemental Financial            Yes(2)      February 15, 1999    April 29, 1999(4)
  Statements To give effect for the MedCap
  Acquisition

---------------

(1) Financial Statements of SAI and ODL (collectively, "Subro-Audit").
     (a) Financial Statements of Subro-Audit:
        (i)    Combined Balance Sheets as of December 31, 1997 and 1996.
        (ii) Combined Statements of Income for the years ended December 31, 1997 and 1996.
        (iii) Combined Statements of Changes in Owners' Equity for the years ended December 31, 1997 and 1996.
        (iv) Combined Statements of Cash Flow for the years ended December 31, 1997 and 1996.
        (v)   Notes to Combined Financial Statements.

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

(2) Financial Statements of MedCap Medical Cost Management, Inc. ("MedCap").
     (a) Financial Statements of MedCap:
        (i)    Balance Sheet as of December 31, 1997.
        (ii)   Statement of Income for the year ended December 31, 1997.
        (iii) Statement of Changes in Shareholder's Equity for the year ended December 31, 1997.
        (iv)   Statement of Cash Flows for the year ended December 31, 1997.
        (v)   Notes to Financial Statements.

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

(3) Form 8-K/A amending Form 8-K filed February 3, 1999.

(4) Form 8-K/A amending Form 8-K filed February 26, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEALTHCARE RECOVERIES, INC.

  Date: August 12, 1999                         /s/ PATRICK B. MCGINNIS
                                          --------------------------------------
                                                   Patrick B. McGinnis
                                                 Chairman, President and
                                                 Chief Executive Officer

  Date: August 12, 1999                          /s/ DOUGLAS R. SHARPS
                                          --------------------------------------
                                                    Douglas R. Sharps
                                            Executive Vice President and Chief
                                                    Financial Officer
                                            Principal Financial and Accounting
                                                         Officer