Form 10-Q
period 1999-09-30
HEALTHCARE RECOVERIES INC
filed 1999-11-15
CIK 858629

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 15, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     As of November 15, 1999, 11,208,707 shares of the Registrant's Common Stock, $0.001 par value were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HEALTHCARE RECOVERIES, INC.

                                   FORM 10-Q
                               SEPTEMBER 30, 1999

                                     INDEX

                                                              PAGE
                                                              ----
PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
  Condensed Consolidated Balance Sheets as of September 30,
     1999 and December 31, 1998.............................    1
  Condensed Consolidated Statements of Income for the three
     and nine months ended September 30, 1999 and 1998......    2
  Condensed Consolidated Statements of Cash Flows for the
     nine months ended September 30, 1999 and 1998..........    3
  Notes to Condensed Consolidated Financial Statements......    4
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    7
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................   14

PART II:  OTHER INFORMATION
Item 1. Legal Proceedings...................................   15
Item 6. Exhibits and Reports on Form 8-K....................   17
Signatures..................................................   18

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

                                     PART I

                             FINANCIAL INFORMATION

                          HEALTHCARE RECOVERIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 1,119        $31,133
  Restricted cash...........................................      24,402         16,927
  Accounts receivable, less allowance for doubtful accounts
    of $354 in 1999 and $307 in 1998........................       5,490          3,607
  Other current assets......................................       1,638          1,583
                                                                 -------        -------
         Total current assets...............................      32,649         53,250
                                                                 -------        -------
Property and equipment, at cost:
  Buildings and land........................................       5,867             --
  Furniture and fixtures....................................       2,969          2,527
  Office equipment..........................................       1,940          1,783
  Computer equipment........................................      10,590          7,991
  Leasehold improvements....................................       1,066            845
                                                                 -------        -------
                                                                  22,432         13,146
  Accumulated depreciation and amortization.................      (9,179)        (6,962)
                                                                 -------        -------
         Property and equipment, net........................      13,253          6,184
  Cost in excess of net assets acquired, net................      22,137             --
  Identifiable assets, net..................................       5,886             --
  Other assets..............................................       1,286          1,569
                                                                 -------        -------
         Total assets.......................................     $75,211        $61,003
                                                                 =======        =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................     $ 1,409        $ 1,234
  Accrued expenses..........................................       6,392          5,516
  Funds due clients.........................................      12,133         13,118
  Income taxes payable......................................       1,395          2,484
                                                                 -------        -------
         Total current liabilities..........................      21,329         22,352
Other liabilities...........................................       1,387          1,458
Long-term borrowings........................................      12,300             --
                                                                 -------        -------
         Total liabilities..................................      35,016         23,810
                                                                 -------        -------
Contingencies
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000 shares authorized;
    no shares issued or outstanding.........................          --             --
  Common stock, $.001 par value; 20,000 shares authorized;
    11,209 and 11,503 shares issued and outstanding as of
    September 30, 1999 and December 31, 1998,
    respectively............................................          12             12
  Capital in excess of par value............................      22,765         22,428
  Treasury stock at cost, 305 shares........................      (1,373)            --
  Retained earnings.........................................      18,791         14,753
                                                                 -------        -------
         Total stockholders' equity.........................      40,195         37,193
                                                                 -------        -------
         Total liabilities and stockholders' equity.........     $75,211        $61,003
                                                                 =======        =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          HEALTHCARE RECOVERIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                               SEPTEMBER 30,        SEPTEMBER 30,
                                                            -------------------   -----------------
                                                              1999       1998      1999      1998
                                                            --------   --------   -------   -------
Claims revenues...........................................  $15,247    $12,719    $44,901   $35,940
Cost of services..........................................    7,986      5,667     22,973    16,538
                                                            -------    -------    -------   -------
          Gross profit....................................    7,261      7,052     21,928    19,402
Support expenses..........................................    3,856      3,003     11,547     7,767
Depreciation and amortization.............................    1,310        612      3,597     1,701
                                                            -------    -------    -------   -------
          Operating income................................    2,095      3,437      6,784     9,934
Interest income...........................................      266        460        800     1,340
Interest expense..........................................     (263)       (32)      (681)      (97)
                                                            -------    -------    -------   -------
          Income before income taxes......................    2,098      3,865      6,903    11,177
Provision for income taxes................................      871      1,588      2,865     4,636
                                                            -------    -------    -------   -------
Net income................................................  $ 1,227    $ 2,277    $ 4,038   $ 6,541
                                                            =======    =======    =======   =======
Earnings per common share (basic and diluted).............  $  0.11    $  0.20    $  0.36   $  0.57
                                                            =======    =======    =======   =======

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                          HEALTHCARE RECOVERIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
Cash flows from operating activities:
  Net income................................................  $   4,038   $   6,541
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      3,597       1,701
     Deferred income taxes..................................        161          54
     Other..................................................        238          --
     Changes in operating assets and liabilities:
       Restricted cash......................................      2,337      (1,794)
       Accounts receivable..................................       (773)       (622)
       Other current assets.................................         85        (424)
       Other assets.........................................        (71)       (318)
       Trade accounts payable...............................         50        (101)
       Accrued expenses.....................................        190          32
       Funds due clients....................................     (1,897)        668
       Income taxes payable.................................     (1,089)         86
       Other liabilities....................................       (246)         40
                                                              ---------   ---------
          Net cash provided by operating activities.........      6,620       5,863
                                                              ---------   ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................    (44,599)         --
  Purchases of property and equipment.......................     (3,060)     (2,906)
                                                              ---------   ---------
          Net cash used in investing activities.............    (47,659)     (2,906)
                                                              ---------   ---------
Cash flows from financing activities:
  Line of credit proceeds...................................     14,300          --
  Line of credit repayments.................................     (2,000)         --
  Repurchase of common stock................................     (1,373)         --
  Contributed capital.......................................         98         372
                                                              ---------   ---------
          Net cash provided by financing activities.........     11,025         372
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........    (30,014)      3,329
Cash and cash equivalents, beginning of period..............     31,133      24,674
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $   1,119   $  28,003
                                                              =========   =========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                          HEALTHCARE RECOVERIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     Healthcare Recoveries, Inc. (hereinafter referred to as "HCRI" or the "Company") was incorporated on June 30, 1988 under the laws of the State of Delaware. The Company provides complete outsourcing of certain medical cost containment services to the private healthcare payor industry. Its primary service is subrogation recovery, which entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and paid from the proceeds of liability or workers' compensation insurance. The Company's other medical cost containment services include hospital bill auditing, contract compliance review and cost management consulting and related recovery services.

     The Company operated as an independent entity until August 28, 1995, when it was merged with and into a subsidiary of Medaphis Corporation ("Medaphis"), in a transaction accounted for as a pooling of interests (the "Merger"). Prior to the Merger, the Company's then issued and outstanding redeemable convertible preferred stock was converted to common stock of the Company ("Common Stock"). As of the effective time of the Merger, each share of the then issued and outstanding Common Stock was exchanged for Medaphis common stock. Employee stock options of the Company outstanding at the effective time of the Merger were also substituted with similar options on Medaphis common stock. Subsequent to the Merger, Medaphis recapitalized the Company, effectively canceling all but 100 shares of Common Stock, which were used as collateral for Medaphis' bank debt, and made the Company a guarantor for Medaphis' bank debt.

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

                          HEALTHCARE RECOVERIES, INC.

3.  CREDIT FACILITY

     In February 1998, the Company entered into a $50 million senior secured revolving credit facility (the "Credit Facility") with National City Bank of Kentucky and the other lenders named therein, replacing the Company's $10 million line of credit. The principal amount outstanding under the Credit Facility will mature on January 31, 2001 and bears interest, at the Company's option, at either: (i) the Prime Rate plus the applicable margin in effect or
(ii) the Eurodollar Rate plus the applicable margin in effect. The applicable margin is determined in accordance with a pricing grid based on the Company's ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The agreement contains usual and customary covenants including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. As of September 30, 1999, the Company was in compliance with the covenants and a total of $12.3 million was drawn under the Credit Facility and used for the Acquisitions and stock repurchases. The Credit Facility was amended in May 1998 and March 1999 to enable the Company to acquire entities that do not maintain audited financial statements and to use proceeds from the Credit Facility to repurchase outstanding stock, respectively.

4.  STOCK REPURCHASE PLAN

     HCRI's Board approved a stock repurchase plan on March 12, 1999 under which the Company is authorized to repurchase, from time to time, up to $10 million of HCRI Common Stock in the open market, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $10 million of HCRI Common Stock or until it otherwise determines to terminate the stock repurchase plan. During the second quarter, HCRI repurchased 305,000 shares of its Common Stock at an average price per share of $4.50, which is reflected as treasury stock on the Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 1999. No additional shares have been repurchased since the second quarter of 1999.

5.  EARNINGS PER COMMON SHARE

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", specifies the computation, presentation, and disclosure requirements for earnings per share and requires presentation of both basic and fully diluted earnings per share for both interim and annual periods. Reconciliations of the average number of common shares outstanding used in the calculation of earnings per common share and earnings per common share assuming dilution are as follows (dollars and shares in thousands, except per share results):

                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                                ------------------   ------------------
                                                 1999       1998      1999       1998
                                                -------    -------   -------    -------
Weighted average number of common shares
outstanding...................................   11,209     11,497    11,315     11,479
Add: Dilutive stock options...................       --          1        49         94
                                                -------    -------   -------    -------
Number of common shares outstanding
  (diluted)...................................   11,209     11,498    11,364     11,573
                                                =======    =======   =======    =======
Net earnings for earnings per common share
  (basic and diluted).........................  $ 1,227    $ 2,277   $ 4,038    $ 6,541
                                                =======    =======   =======    =======
Earnings per common share:
  Basic.......................................  $  0.11    $  0.20   $  0.36    $  0.57
                                                =======    =======   =======    =======
  Diluted.....................................  $  0.11    $  0.20   $  0.36    $  0.57
                                                =======    =======   =======    =======

                          HEALTHCARE RECOVERIES, INC.

5.  EARNINGS PER COMMON SHARE -- (CONTINUED)
     Basic earnings per common share were computed based on the weighted-average number of shares outstanding during the period. The dilutive effect of stock options was calculated using the treasury stock method. Options to purchase 1,547,869 and 1,148,430 shares for the three and nine month periods ended September 30, 1999, respectively, and 1,075,676 and 172,068 shares for the comparable periods in 1998, respectively, were not included in the computation of diluted earnings per common share. The options' exercise prices exceeded the average market price of the common shares during the respective periods.

6.  ACQUISITIONS

     On January 25, 1999, HCRI acquired the assets and certain liabilities of Subro-Audit, Inc., a Wisconsin corporation ("SAI"), and a related entity, O'Donnell Leasing Co., LLP, a Wisconsin general partnership ("ODL" and, together with SAI, "Subro-Audit"), for approximately $24.4 million, using available unrestricted cash, and may pay up to $7.0 million through January 2001, pursuant to an earn-out arrangement (the "Subro-Audit Acquisition"). An escrowed amount of $8.5 million for the potential earn-out in connection with the Subro-Audit Acquisition is included in restricted cash at September 30, 1999. SAI is based in Wisconsin and provides subrogation recovery services to an installed base of lives, which are covered by insurers, HMOs and employer-funded plans, throughout the United States. The Subro-Audit Acquisition was accounted for using the purchase method of accounting. Subro-Audit operates as a division of HCRI.

     On February 15, 1999, HCRI acquired the assets and certain liabilities of MedCap Medical Cost Management, Inc., a California corporation ("MedCap"), for approximately $10 million, using available unrestricted cash and borrowed funds, and may pay up to 50% of the gross profits of the MedCap business for each of the twelve month periods ending December 31, 1999 and 2000 pursuant to an earn-out arrangement (the "MedCap Acquisition" and, together with the Subro-Audit Acquisition, the "Acquisitions"). MedCap provides a variety of medical cost management services to health insurers and HMOs, primarily in California. These services include hospital bill auditing, contract compliance review, identification of certain other payments, and cost management consulting services. The MedCap Acquisition was accounted for using the purchase method of accounting. MedCap operates as a division of HCRI.

     If the Acquisitions had taken place on January 1, 1999, approximate revenues, net income and earnings per share for the nine months ended September 30, 1999, would have been $46.4 million, $4.0 million and $0.35 per share, respectively. If the Acquisitions had taken place on January 1, 1998, approximate revenues, net income and earnings per share for the nine months ended September 30, 1998, would have been $44.8 million, $5.4 million and $0.47 per share, respectively. The cost in excess of net tangible and intangible assets acquired, allocated on a preliminary basis and recorded in connection with the Acquisitions, was approximately $22.9 million and is being amortized over a 20-year period. These results may not necessarily reflect future results of operations or what the results of operations would have been had the Acquisitions actually been consummated at the beginning of the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF OPERATIONS

     Healthcare Recoveries, Inc. (hereinafter referred to as "HCRI" or the "Company") provides complete outsourcing of certain medical cost containment services to the private healthcare payor industry. Its primary service is subrogation recovery, which entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and paid from the proceeds of liability or workers' compensation insurance. The Company's other medical cost containment services include hospital bill auditing, contract compliance review and cost management consulting and related recovery services.

     On January 25, 1999, HCRI acquired the assets and certain liabilities of Subro-Audit, Inc., a Wisconsin corporation ("SAI"), and a related entity, O'Donnell Leasing Co., LLP, a Wisconsin general partnership ("ODL" and, together with SAI, "Subro-Audit"), for approximately $24.4 million, using available unrestricted cash, and may pay up to $7.0 million through January 2001, pursuant to an earn-out arrangement (the "Subro-Audit Acquisition"). SAI is based in Wisconsin and provides subrogation recovery services to an installed base of lives, which are covered by insurers, HMOs and employer-funded plans, throughout the United States. The Subro-Audit Acquisition was accounted for using the purchase method of accounting. Subro-Audit operates as a division of HCRI.

     On February 15, 1999, HCRI acquired the assets and certain liabilities of MedCap Medical Cost Management, Inc., a California corporation ("MedCap"), for approximately $10 million, using available unrestricted cash and borrowed funds, and may pay up to 50% of the gross profits of the MedCap business for each of the twelve month periods ending December 31, 1999 and 2000 pursuant to an earn-out arrangement (the "MedCap Acquisition" and, together with the Subro-Audit Acquisition, the "Acquisitions"). MedCap provides a variety of medical cost management services to health insurers and HMOs, primarily in California. These services include hospital bill auditing, contract compliance review, identification of certain other payments, and cost management consulting services. The MedCap Acquisition was accounted for using the purchase method of accounting. MedCap operates as a division of HCRI.

     For a typical new client, it takes up to six months from the contract signing (when the lives are "sold") to complete the construction of electronic data interfaces necessary for the Company to begin providing service. At this point, the client is considered "installed." During the installation period, the Company must also hire and train quality staff necessary to provide contractual services. After installation, HCRI receives files and data from the client from which it creates an inventory of backlog.

     "Backlog" is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of its clients at a given point in time. These claims are gross figures, prior to estimates of claim settlements and rejections. Backlog increases when the Company opens new files of potentially recoverable claims and decreases when files are recovered and closed or, after further investigation, are determined to be nonrecoverable. Backlog for a client will range from newly identified potential recoveries to potential recoveries that are in the late stages of the recovery process. Historically, recoveries (the amount actually recovered for its clients prior to the Company's fee) have been produced from backlog in a generally predictable cycle. Any group of potential recoveries, sufficiently large in number to display statistically significant characteristics and that originates from a defined time period, tend to produce recovery results that are comparable to other groups having similar characteristics.

     For the most part, the Company is paid contingency fees from the amount of claims recoveries it makes from backlog or recoveries it identifies through other cost containment and related recovery services on behalf of its clients. The Company's revenues are a function of recoveries and effective fee rates. Effective fee rates vary depending on the mix between services provided and client fee schedules. The fee schedules for each client are separately negotiated and reflect the Company's standard fee rates, the services to be provided and anticipated volume of services. The Company grants volume discounts and, for its recovery services, negotiates a lower fee when it assumes backlog from a client because the client will have already completed some of the recovery work. Because the Company records expenses as costs are incurred and records revenues only when a file is settled, there is a lag between the recording of expenses and revenue recognition.

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

RECENT OPERATING ISSUES

     During the first quarter of 1999, the HRI Division, (known as "operations" prior to the Acquisitions), incurred a lower than historical level of yield from its backlog of subrogation claims. As used here, yield, referred to as "throughput," means recoveries for the period stated as a percentage of the average backlog for the period. The deterioration in throughput of subrogation claims during 1999 appears to have resulted from certain changes the division made in its subrogation operations during the second half of 1998 and the first quarter of 1999. The changes in operations entailed materially increasing the number of files assigned to each examiner, which management believes caused the unforeseen decline in throughput. In response to the decline in throughput, management implemented a plan to reduce the ratio of files to examiners. An unexpected level of examiner turnover during the second and third quarters adversely affected this plan. However, the Company continues to hire additional examiners as part of its efforts to return to historic levels of throughput in subrogation.

     As previously announced, in a press release issued on October 5, 1999, the Company's board of directors has appointed a special committee to evaluate strategic alternatives available to the Company, including its possible sale. The special committee has engaged Donaldson, Lufkin & Jenrette Securities Corporation to act as its financial advisor.

RESULTS OF OPERATIONS

     The following tables present certain key operating indicators and results of operations data for the Company for the periods indicated:

                            KEY OPERATING INDICATORS
              (IN MILLIONS, EXCEPT FOR PERCENTAGES AND EMPLOYEES)

                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30,          SEPTEMBER 30,
                                             --------------------    ------------------
                                               1999        1998        1999       1998
                                             --------    --------    --------    ------
Cumulative lives sold, beginning of
period...................................        59.3        38.3        40.5      38.5
  Lives from acquisitions(1).............          --          --        18.6        --
  Lives from existing client growth
     (loss)..............................        (3.6)(2)      0.4       (5.4)(2)   (2.7)
  Lives added from contracts with
     existing clients....................         0.4         0.6         0.6       1.5
  Lives added from contracts with new
     clients.............................         0.3         0.1         2.1       2.1
                                             --------    --------    --------    ------
Cumulative lives sold, end of period.....        56.4(1)     39.4        56.4(1)   39.4
                                             ========    ========    ========    ======

                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30,          SEPTEMBER 30,
                                             --------------------    ------------------
                                               1999        1998        1999       1998
                                             --------    --------    --------    ------
Lives installed..........................        50.5(1)     37.4        50.5(1)   37.4
Backlog..................................    $1,078.6(3) $  758.4    $1,078.6(3) $758.4
Claims recoveries........................    $   56.3    $   45.7    $  165.3    $130.6
Throughput(4)............................         5.3%        6.1%       15.2%     18.3%
Effective fee rate.......................        27.1%       27.8%       27.2%     27.4%
Employees
  Direct operations......................         533         398         533       398
  Support................................         166         107         166       107
                                             --------    --------    --------    ------
          Total employees................         699(5)      505         699(5)    505
                                             ========    ========    ========    ======

---------------

(1) Includes approximately 8.1 million lives sold and 8.0 million lives installed from the Subro-Audit Acquisition and 10.5 million lives sold and
    8.0 million lives installed from the MedCap Acquisition.
(2) The decline in lives sold from existing clients for the three months ended September 30, 1999 is mainly attributable to the loss of 2.7 million CIGNA Healthcare lives and 300,000 lives from PM Group, as a result of contract terminations. The decline for the nine months ended September 30, 1999 also reflects the loss of 900,000 Blue Shield of California lives, from a contract termination.
(3) "Backlog" is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of its clients at a given point in time. Backlog at September 30, 1999 includes $319 million from the Acquisitions.
(4) Throughput equals recoveries for the period divided by the average of backlog at the beginning and end of the period. The variation from historic throughput levels in the current quarter and year-to-date (e.g., from that for the three months ended and nine months ended September 30, 1998) is in part an effect of the timing of the Acquisitions on the amount of backlog in the calculation of throughput and certain operational changes in the second half of 1998 and during 1999. See "-- Recent Operating Issues".
(5) Includes the addition of SAI and MedCap direct operations and support staff employees.

     The following table presents, for the periods indicated, certain items in the income statements as a percentage of revenue:

                STATEMENTS OF INCOME AS A PERCENTAGE OF REVENUES

                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                ------------------      ------------------
                                                 1999        1998        1999        1998
                                                ------      ------      ------      ------
Claims revenues...............................  100.0%      100.0%      100.0%      100.0%
Cost of services..............................   52.4        44.6        51.2        46.0
Support expenses..............................   25.3        23.6        25.7        21.6
Depreciation and amortization.................    8.6         4.8         8.0         4.7
Operating income..............................   13.7        27.0        15.1        27.6
Income before income taxes....................   13.8        30.4        15.4        31.1
Net income....................................    8.0        17.9         9.0        18.2

  Three and nine months ended September 30, 1999 compared to three and nine months ended September 30, 1998 (Dollar amounts referenced for 1999 and 1998 are approximations. Dollars are in thousands, unless otherwise noted.)

     Claims Revenues. Total claims revenues for the three-month period ended September 30, 1999 increased 20%, to $15.2 million from $12.7 million in 1998, and increased 25% to $44.9 million in the nine month period ended September 30, 1999 as compared with $35.9 million in the comparable period in 1998.

Claims recoveries for the three months ended September 30, 1999 increased 23% to $56.3 million from $45.7 million in 1998 and 27% to $165.3 million for the nine months ended September 30, 1999 from $130.6 million for the comparable period in 1998. The effective fee rate decreased to 27.1% for the quarter ended September 30, 1999 from 27.8% for the same period in 1998. This decline is a function of the recoveries mix and the consummation of the Acquisitions. Effective fee rates can vary from period to period, depending on the mix of services provided and fee schedules. Furthermore, SAI and MedCap, taken together, have historically had lower fee rates than HCRI prior to the Acquisitions. Claims revenues and recoveries for the three month period ended September 30, 1999 include revenues from medical cost management and subrogation services attributable to the Acquisitions. Before giving effect to the Acquisitions, HCRI claims revenues were $11.9 million and recoveries were $43.3 million for the three months ended September 30, 1999 and $36.1 million and $130.3 million for the nine months ended September 30, 1999, respectively.

     Backlog at September 30, 1999 increased by $320.2 million, or 42%, compared to September 30, 1998. This net growth in backlog was the result of the installation of new lives, the processing of lives already installed, and the additional lives from the Acquisitions. At September 30, 1999, backlog for SAI was $151 million and was $168 million for MedCap. The Company obtained claims recoveries at a rate of approximately 5.3% of average backlog during the 1999 third quarter. Lives installed decreased 3.0 million from 53.5 million at June 30, 1999 to 50.5 million at September 30, 1999, primarily resulting from the 2.7 million lives lost from the CIGNA Healthcare contract. Lives installed at September 30, 1999 increased 35% from lives installed at September 30, 1998, primarily due to the lives that were added as a result of the Acquisitions.

     Cost of Services. Cost of services for the third quarter of 1999 was $8.0 million, an increase of 41% from $5.7 million for the quarter ended September 30, 1998, and was $23.0 million for the nine months ended September 30, 1999, an increase of 39% from $16.5 million for the comparable period in 1998. The increase resulted primarily from costs associated with operating the acquired companies and additional direct operations employees at the HRI Division. Excluding the Acquisitions, HCRI's cost of services for the three months ended September 30, 1999 was $6.2 million, an increase of 9% over the comparable period in 1998 and for the nine months ended September 30, 1999 was $18.2 million, an increase of 10% over the comparable period in 1998. As a percentage of claims revenues, cost of services increased to 51% for the nine months ended September 30, 1999 from 46% in 1998. The increase in cost of services as a percentage of claims revenues resulted primarily from the Acquisitions and a lower growth rate in revenues than in cost of services.

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

     Support Expenses. Support expenses increased 28% to $3.9 million for the three months ended September 30, 1999 from $3.0 million for the comparable period in 1998 and was $11.5 million for the nine months ended September 30, 1999, an increase of 49% from $7.8 million for the comparable period in 1998. The increase was due to combining the operations of the acquired companies and the hiring of additional support staff for the upgrade of HCRI's computer-based information management system (the "SubroSystem"). Support expenses increased as a percentage of claims revenues from 22% for the nine months ended September 30, 1998 to 26% for the nine months ended September 30, 1999. The increase in support expenses as a percentage of claims revenues resulted from the Acquisitions and a lower growth rate in revenues than in support expenses.

     Depreciation and Amortization. Depreciation and amortization expenses increased 114%, to $1.3 million for the three months ended September 30, 1999 from $0.6 million for the three months ended September 30, 1998 and increased 111% to $3.6 million for the nine months ended September 30, 1999 from $1.7 million for the comparable period in 1998. The increase in depreciation expense was mainly attributable to capital expenditures for operations and SubroSystem upgrades. The increase in amortization expense is attributable to the addition of intangible assets resulting from the Acquisitions.

     Interest Income. Interest income totaled $0.3 million and $0.5 million for the three months ended September 30, 1999 and 1998, respectively, and $0.8 million and $1.3 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease in interest income, for both periods, was a result of using available cash for the Acquisitions and repaying borrowed funds.

     Interest Expense. Interest expense totaled $263,000 and $32,000 for the three months ended September 30, 1999 and 1998, respectively, and $681,000 and $97,000 for the nine months ended September 30, 1999 and 1998, respectively. The increase in interest expense, for both periods, resulted from an increase in borrowed funds for the Acquisitions and stock repurchases.

     Tax. Provision for income taxes was approximately 41.5% of pre-tax income for the three months ended September 30, 1999 and 41.1% for the three months ended September 30, 1998 and 41.5% for each of the nine-month periods ended September 30, 1999 and 1998, respectively. The effective tax rate exceeded the Federal statutory tax rate as a consequence of state and local taxes and non-deductible expenses.

     Net Income. Net income for the three months ended September 30, 1999 decreased $1.1 million, or 46%, to $1.2 million or $0.11 per diluted common share, from $2.3 million or $0.20 per diluted common share for the comparable period ended September 30, 1998. For the nine months ended September 30, 1999, net income decreased $2.5 million, or 38%, to $4.0 million, or $0.36 per diluted common share from $6.5 million, or $0.57 per diluted common share for the comparable nine-month period ended September 30, 1998. Management believes that the deterioration in year to date earnings from operations resulted primarily from changes made in HCRI's operations in the second half of 1998 and first quarter of 1999. See "-- Recent Operating Issues".

LIQUIDITY AND CAPITAL RESOURCES

     The Company's statements of cash flows for the nine months ended September 30, 1999 and 1998 are summarized below (in thousands):

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
Net cash provided by operations.............................  $  6,620   $ 5,863
Net cash used in investing activities.......................   (47,659)   (2,906)
Net cash provided by financing activities...................    11,025       372
                                                              --------   -------
Net increase (decrease) in cash and cash equivalents........  $(30,014)  $ 3,329
                                                              ========   =======

     The Company had working capital of $11.3 million at September 30, 1999, including cash and cash equivalents of $1.1 million, compared with working capital of $30.9 million at December 31, 1998. The decrease is attributable to using available cash for the Acquisitions in January and February 1999.

     Net cash provided by operations increased $0.8 million for the nine month period ended September 30, 1999 compared to September 30, 1998, primarily as a result of the timing of recurring cash receipts and disbursements related to accrued expenses and claims recoveries.

     Net cash used in investing activities primarily reflects the Company's cost of the Acquisitions of $34.4 million, $8.9 million escrowed for earn-out potential and additional costs for purchased net working capital plus ongoing capital expenditures for facility expansion and system enhancements. Capital expenditures for the nine months ended September 30, 1999 were approximately $3.1 million. Excluding the cost of the Acquisitions, the Company anticipates that its capital expenditures for 1999 will aggregate approximately $4.3 million.

     Net cash provided by financing activities for the nine month period ended September 30, 1999 reflects $12.3 million in net cash borrowings from the Company's credit facility as discussed below and $1.4 million as a reduction in stockholders' equity, resulting from the stock repurchase program. See "-- Recent Developments -- Stock Repurchase Plan".

     In February 1998, the Company entered into a $50 million senior secured revolving credit facility (the "Credit Facility") with National City Bank of Kentucky and the other lenders named therein, replacing the Company's $10 million line of credit. The principal amount outstanding under the Credit Facility will mature on January 31, 2001 and bears interest, at the Company's option, at either: (i) the Prime Rate plus the applicable margin in effect or
(ii) the Eurodollar Rate plus the applicable margin in effect. The applicable margin is determined in accordance with a pricing grid based on the Company's ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization. The agreement contains usual and customary covenants including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. As of September 30, 1999, the Company was in compliance with the covenants and a total of $12.3 million was drawn under the Credit Facility and used for the Acquisitions and stock repurchases. The Credit Facility was amended in May 1998 and March 1999 to enable the Company to acquire entities that do not maintain audited financial statements and to use proceeds from the Credit Facility to repurchase outstanding stock, respectively.

     At September 30, 1999 and December 31, 1998, the Company reported on its balance sheet, as a current asset, restricted cash of $24.4 million and $16.9 million, respectively. Restricted cash represented claims recoveries effected by HCRI for its clients and the September 30, 1999 amount also included escrowed amounts of $8.9 million for a potential earn-out in connection with the Subro-Audit Acquisition and additional costs for purchased net working capital. At September 30, 1999 and December 31, 1998, HCRI reported on its balance sheet, as a current liability, funds due clients of $12.1 million and $13.1 million, respectively, representing claims recoveries to be distributed to clients, net of the fee earned on such recoveries.

     The Company believes that its available cash resources, together with the borrowings available under the Credit Facility, will be sufficient to meet its 1999 operating requirements, acquisitions and internal development initiatives.

EXTERNAL FACTORS

     The business of recovering subrogation and related claims for healthcare payors is subject to a wide variety of external factors. Prominent among these are factors that would materially change the healthcare payment, fault-based liability or workers' compensation systems. Examples of these factors include, but are not limited to, 1) the non-availability of recovery from such sources as property and casualty and workers' compensation coverages, 2) law changes that limit the use of or access to claims and medical records, or 3) the ability of healthcare payors to recover related claims and audit medical records. Because the Company's profitability depends in large measure upon obtaining and using claims data and medical records, the non-availability or decrease in their availability could have a material adverse effect on the Company.

     Moreover, because the Company's revenues are derived from the recovery of the costs of medical treatment, material changes in such costs will tend to affect the Company's backlog or its rate of backlog growth, as well as its revenue or its rate of revenue growth. The healthcare industry, and particularly the business of healthcare payors, is subject to various external factors that may have the effect of significantly altering the costs of healthcare and the environment for the sale or delivery of recovery and cost containment services. The Company is unable to predict which of these factors, if any, could have a potentially material impact on healthcare payors and through them, the healthcare recovery and cost containment industry.

CONCENTRATION OF CLIENTS

     The Company provides services to healthcare plans that as of September 30, 1999 covered approximately 56.4 million lives. HCRI's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations. On September 30, 1999, HCRI had backlog of $1,078.6 million. HCRI's revenues are earned under written contracts with its clients that generally provide for contingency fees from recoveries under a variety of pricing regimes. The pricing arrangements offered by HCRI to its clients include a fixed fee percentage, a fee percentage that declines as the number of lives covered by the client and subject to HCRI's service increases and a fee percentage that varies with HCRI's recovery performance.

     For the nine months ended September 30, 1999 and 1998, the Company's largest client, UnitedHealth Group, contributed 23% and 28%, respectively, of the Company's total revenues. The Company's second and third largest clients, respectively, each represented 7% during the nine months ended September 30, 1999 and 7% and 8% of the Company's revenues during the nine months ended September 30, 1998. The loss of one or more of the Company's large clients could have a material adverse effect on the Company's results of operations, financial position and cash flows.

     HCRI does not obligate itself to deliver any specific result from the performance of its services. Contracts with its customers are generally terminable on 60 to 180 days' notice by either party, although in a few cases the contracts extend over a period of years. Pursuant to the terms of its client contracts, HCRI is generally entitled to continue to make recoveries for the client and earn a fee on the backlog existing at the time of termination.

YEAR 2000 ISSUES

     The year 2000 presents a problem for computer systems (software and hardware) that were not designed to handle any dates beyond the year 1999. The problem is pervasive and complex because, absent preventive measures, virtually every computer operation would be affected in some way by the rollover of the last two digits of the year "00." In consequence, any such software and hardware requires modification prior to December 31, 1999 in order to remain functional. Computer systems that do not properly handle this rollover could generate erroneous data or fail to function.

     The Company has in place a company-wide program to identify and address the modifications to or replacements of computer code (including data received from clients), hardware and office equipment, as well as the testing and implementation procedures necessary to achieve year 2000 readiness ("Y2K Readiness" or, descriptively, "Y2K Ready"). As a result of this program, all functions within the Company have been surveyed in order to first, identify software and hardware that were not Y2K Ready, and second, to establish a schedule for remediation or replacement of the items of software and hardware that were not Y2K Ready.

     The Company has completed its identification of the elements of its software and hardware that were not Y2K Ready. Included among these elements were certain fields contained in the SubroSystem, the Company's on-line subrogation system. The first date of potential failure for all of these items of software and hardware, including the SubroSystem, is January 1, 2000. The replacement or remediation of all material elements of Company software, including the SubroSystem and hardware, which were not already Y2K Ready, was completed by September 30, 1999. Final re-testing will continue during the fourth quarter, with minimal additional costs. The total cost of the Company's efforts to achieve Y2K Readiness is expected to total approximately $175,000 by December 31, 1999, which is slightly higher than the expected total expenditure of $150,000 previously disclosed, due to the additional costs of contract labor for continued re-testing.

     Management believes that the greatest risk posed to the Company's Y2K Readiness lies in the possible failure of its clients and other members of the healthcare payor industry to achieve Y2K Readiness. The Company relies on its clients to provide electronic claims data, through electronic data interfaces, as the source of information from which the Company identifies potentially recoverable claims. If clients are unable to provide such data because they are not Y2K Ready, the Company could suffer a slow-down in its recovery efforts, impairing its ability to make the recoveries from which it derives its revenue. Moreover, to the extent that payors which are potential clients fail to achieve Y2K Readiness, HCRI's ability to sell to and to install such payors may also be impaired. The Company is closely monitoring client progress through available means, and preparing for contingencies, as necessary.

     The Company's contingency planning calls for, among other things, early identification of alternative means of obtaining electronic claims data should the existing electronic data interfaces with clients fail. Contingency plans will be developed on an as-needed, client-specific basis.

RECENT DEVELOPMENTS

  New Client Contracts

     Subsequent to September 30, 1999, the Company signed two material contracts. The first is an arrangement with a leading provider of enrollment, billing and collection, claims administration, and risk management services, under which HCRI will sell its subrogation services to that service provider's customers, with the service provider acting as the vehicle for client enrollment. HCRI estimates that this service provider's customers cover or insure approximately 2 million people. None of these customers have, as yet, enrolled for HCRI services. The second contract is with a leading health plan in the Northeast, under which HCRI will provide hospital bill auditing services. HCRI estimates that the plan serves approximately 1 million members.

  Special Committee of the Board of Directors

     As previously announced in a press release issued on October 5, 1999, the Company's board of directors has appointed a special committee to evaluate strategic alternatives available to the Company, including its possible sale. The special committee has engaged Donaldson, Lufkin & Jenrette Securities Corporation to act as its financial advisor.

  Recent Class Action Litigation

     Three class action lawsuits have recently been filed against the Company. See "-- Legal Proceedings".

  Loss of Client

     On May 17, 1999, the Company announced that it received a notice of termination from CIGNA HealthCare concerning subrogation services. The termination was effective July 31, 1999, at which time HCRI, through its SAI division, stopped providing subrogation recovery services to CIGNA Healthcare on a prospective basis. Under the terms of its contract, SAI retains the right to provide recovery services for the backlog on hand as of the termination date. The CIGNA termination covered approximately 2.7 million installed lives.

  Stock Repurchase Plan

     HCRI's Board approved a stock repurchase plan on March 12, 1999 under which the Company is authorized to repurchase, from time to time, up to $10 million of HCRI Common Stock in the open market, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $10 million of HCRI Common Stock or until it otherwise determines to terminate the stock repurchase plan. During the second quarter of 1999, HCRI repurchased 305,000 shares of its common stock at an average price per share of $4.50, which is reflected as treasury stock on the Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 1999. No additional shares have been repurchased since the second quarter of 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates related to its Credit Facility, which matures January 31, 2001. The impact on earnings and value of any debt on the Company's balance sheets subject to change as a result of movements in market rates and prices. The Credit Facility is subject to variable interest rates. As of September 30, 1999, the Company had $12.3 million outstanding under its Credit Facility with interest rates ranging from 7.04% to 8.50%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On March 15, 1994, a class action complaint ("Complaint") was filed against HCRI in the United States District Court for the Northern District of West Virginia, Michael L. DeGarmo, et al. v. Healthcare Recoveries, Inc. The plaintiffs assert that HCRI's subrogation recovery efforts on behalf of its clients violate a number of state and federal laws, including the Fair Debt Collection Practices Act and the Racketeering Influenced and Corrupt Organizations Act ("RICO"). The Complaint also seeks a declaratory judgment that HCRI as the subrogation agent for various healthcare payors be limited, in recovering from persons who caused accidents or from the healthcare payors' injured insureds, to the actual costs of the medical treatment provided to such injured insureds by such healthcare payors, notwithstanding provisions in the applicable healthcare policies or agreements, which generally allow recovery by the healthcare payors of the "reasonable value" of such treatments. The Complaint alleges that HCRI made fraudulent representations to recover sums in excess of those actually expended by the applicable healthcare payor to pay for medical treatment. On March 30, 1999, the Court entered an order certifying a class of all members of one HCRI client health plan located in Wheeling, West Virginia (The Health Plan of the Upper Ohio Valley) who have been subject to subrogation and/or reimbursement collection practices by HCRI. Plaintiffs, on behalf of the class as certified, demand compensatory damages, punitive damages, and treble damages under RICO, costs and reasonable attorneys' fees.

     On October 1, 1999, a First Amended Class Action Complaint ("Amended Complaint") was filed against HCRI in the United States District Court for the Southern District of Florida, and a putative class action brought by William Conte and Aaron Gideon, individually and on behalf of all others similarly situated. In that action, Conte v. Healthcare Recoveries, Inc., No. 99-10062, plaintiffs assert that HCRI's subrogation recovery efforts on behalf of its clients violate a number of state and federal laws, including the Fair Debt Collection Practices Act and the Florida Consumer Collection Practices Act. The Complaint also seeks a declaratory judgment that HCRI, as the subrogation agent for various healthcare payors, is not entitled to assert and recover upon subrogation or reimbursement liens it asserts on settlements obtained from third party tortfeasors when the settlement is in an amount less than the amount required to fully compensate ("make whole") the injured party for all elements of damage caused by the tortfeasor. Plaintiffs purport to represent a class consisting of all participants or beneficiaries of ERISA plans nationwide whose net recovery of damages through judgments, settlements or otherwise against liable third parties has been reduced or potentially reduced by HCRI's alleged assertion and/or recovery of unlawful subrogation/reimbursement rights of its clients. Plaintiffs also seek compensatory and statutory damages, exemplary and punitive damages, injunctive relief, prejudgment interest, costs and attorneys' fees.

     The original complaint in the Conte matter, filed in June 1999, asserted similar claims on behalf of a putative class of participants or beneficiaries of one client's health plans located in Florida, Alabama, and Georgia. In response to HCRI's motion to dismiss that complaint, the Plaintiffs filed the Amended Complaint on behalf of a putative national class. On November 5, 1999, HCRI filed a motion to dismiss the Amended Complaint, which remains pending. The court has not yet addressed the question whether to certify the putative class.

     On October 20, 1999, a class action complaint ("Baker Complaint") was filed against HCRI and one HCRI client in the Circuit Court of Jefferson County Alabama, Darrell DeWayne Baker v. Healthcare Recoveries, Inc., United Healthcare of Alabama, Fictitious Party Defendants A, B, C et al. The Baker Complaint asserts claims on behalf of two putative subclasses, both consisting of members nationwide of the client health plan, who either: (1) allegedly paid inflated subrogation claims due to alleged failure by the health plan or by HCRI, to disclose discounts in the health plan's payments to medical providers; or (2) allegedly were denied coverage of certain claims by the health plan. The plaintiffs assert claims against HCRI under a variety of theories including unjust enrichment, breach of contract breach of fiduciary duty and violations of the federal Racketeering Influenced and Corrupt Organizations Act ("RICO"). Plaintiffs demand, on behalf of the putative classes, compensatory damages, punitive damages, treble damages under RICO, costs and reasonable attorneys' fees. HCRI was served with the Baker Complaint in early November and is preparing a formal response. The court has not yet addressed the question whether to certify the putative class.

     On October 28, 1999, a class action Plaintiff's Original Petition ("Petition") was filed against HCRI and one HCRI client in the District Court for the 150th Judicial District, Bexar County, Texas, Joseph R. Cajas, on behalf of himself and all others similarly situated v. Prudential Health Care Plan, Inc. and Healthcare Recoveries, Inc. The plaintiff asserts that HCRI's subrogation recovery efforts on behalf of its client Prudential Health Care Plan, Inc. ("Prudential") violated a number of common law duties, as well as the Texas Insurance Code and the Texas Business and Commerce Code. The Complaint alleges that HCRI as the subrogation agent for Prudential, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount Prudential paid for medical goods and services. HCRI was served with the Petition in early November and is preparing a formal response. The court has not yet addressed the question whether to certify the putative class.

     The DeGarmo, Cajas and Baker lawsuits, or any one of them, if successful, could prevent the Company from recovering the "reasonable value" of medical treatment under discounted fee for service ("DFS"), capitation and other payment arrangements. The DeGarmo, Cajas, Baker and Conte lawsuits, or any one or more of them, if successful, could require the Company to refund, on behalf of its clients, recoveries in a material number of cases. In addition, an adverse outcome in any of the above referenced lawsuits could impair materially HCRI's ability to assert subrogation or reimbursement claims in the future.

     In terms of the Company's business practices and the allegations underlying the DeGarmo, Cajas and Baker cases, at the end of 1993, HCRI had ceased the practice of recovering the "reasonable value" of medical treatment provided by medical providers under DFS arrangements with such clients. From that date, the Company's policy has been not to recover the "reasonable value" of medical treatment in DFS arrangements. However, HCRI historically and currently recovers the "reasonable value" of medical treatment provided under capitation arrangements and other payment arrangements with medical providers on behalf of those clients that compensate medical providers under these payment mechanisms, to the extent that these benefits are related to treatment of the injuries as to which clients have recovery rights. The Company believes that its clients' contracts, including the contracts that provide for recovery under DFS, capitation and other payment arrangements, and contracts that address the "make whole" rule cited in Conte, are enforceable under the laws potentially applicable in these cases. As a result, and taking into account the underlying facts in each of these cases, the Company believes it has meritorious grounds to defend these lawsuits, it intends to defend the cases vigorously, and believes that the defense and ultimate resolution of the lawsuits should not have a material adverse effect upon the business, results of operations or financial condition of the Company. Nevertheless, if any of these lawsuits or another lawsuit seeking relief under similar theories were to be successful, it is likely that such resolution would have a material adverse effect on the Company's business, results of operations and financial condition.

     Recently, management of the Company has observed that, in parallel with widely-reported legislative concerns with the healthcare payment system, there also has occurred an increase in litigation, actual and threatened, directed at healthcare payors and related parties. In addition, certain attorneys who have gained prominence in representing plaintiffs in recent actions against tobacco companies have publicly stated their intentions to institute class action lawsuits against healthcare payors, particularly those in the so-called "managed care industry" and related parties including specifically the Company. As a result of the foregoing, there can be no assurance that the Company will not be subject to further class action litigation, that existing and/or future class action litigation against the Company and its clients will not consume significant management time and or attention and that the cost of defending and resolving such litigation will not be material.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following list of Exhibits includes both exhibits submitted with this Form 10-Q as filed with the Commission and those incorporated by reference to other filings:

 2.1  --   Asset Purchase Agreement, dated as of December 4, 1998, by and among the Registrant, MedCap Medical Cost Management,
           Inc. and Marcia Deutsch (incorporated by reference to
           Exhibit 2.1 of Registrant's Current Report on Form 8-K,
           filed December 11, 1998, File No. 000-22585.)
 2.2  --   Asset Purchase Agreement, dated as of January 3, 1999, by
           and among the Registrant, Subro-Audit, Inc., O'Donnell
           Leasing Co., LLP, Kevin O'Donnell and Leah Lampone, dated as of January 25, 1999 (incorporated by reference to Exhibit
           2.1 of Registrant's Current Report on Form 8-K, filed
           January 11, 1999, File No. 000-22585).
 2.3  --   Amendment to Asset Purchase Agreement by and among
           Healthcare Recoveries, Inc., Subro-Audit, Inc., O'Donnell
           Leasing Co., LLP, Kevin O'Donnell and Leah Lampone, dated as of January 25, 1999 (incorporated by reference to Exhibit
           2.2 of Registrant's Current Report on Form 8-K, filed
           February 3, 1999, File No. 000-22585).
 3.1  --   Amended and Restated Certificate of Incorporation of the
           Registrant (incorporated by reference to Exhibit 3.1 of
           Registrant's Amendment No. 2 to Registration Statement on
           Form S-1, File No. 333-23287).
 3.2  --   Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's Amendment No. 2 to Registration Statement on Form S-1, File No. 333-23287).
 4.1  --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant's Amendment No. 1 to
           Registration Statement on Form S-1, File No. 333-23287).
 4.2  --   Rights Agreement, dated February 12, 1999, between the
           Registrant and National City Bank, as Rights Agent, which
           includes as Exhibit A the Form of Certificate of
           Designations of the Preferred Stock, as Exhibit B the Form
           of Right Certificate and as Exhibit C the Summary of Rights
           to Purchase Preferred Stock (incorporated by reference to
           Exhibit 4.1 of Registrant's Form 8-A, filed February 16,
           1999).
27.1  --   Financial Data Schedule. (for SEC use only).
99.1  --   Healthcare Recoveries, Inc. Private Securities Litigation
           Reform Act of 1995 Safe Harbor Compliance Statement for
           Forward-Looking Statements (incorporated by reference to
           Exhibit 99.1 of Registrant's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1998, filed March 26,
           1999).

     (b) Reports on Form 8-K

     The Company did not file any Current Reports of Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEALTHCARE RECOVERIES, INC.

  Date: November 15, 1999                       /s/ PATRICK B. MCGINNIS
                                          --------------------------------------
                                                   Patrick B. McGinnis
                                                 Chairman, President and
                                                 Chief Executive Officer

  Date: November 15, 1999                        /s/ DOUGLAS R. SHARPS
                                          --------------------------------------
                                                    Douglas R. Sharps
                                            Executive Vice President and Chief
                                                    Financial Officer
                                            Principal Financial and Accounting
                                                         Officer