Form 10-K
period 1999-12-31
HEALTHCARE RECOVERIES INC
filed 2000-03-14
CIK 858629

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 14, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-22585

                          HEALTHCARE RECOVERIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                        DELAWARE                                                 61-1141758
            (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                Identification Number)
                  1400 WATTERSON TOWER
                  LOUISVILLE, KENTUCKY                                             40218
        (Address of principal executive offices)                                 (Zip Code)
                                                  (502) 454-1340
                                Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to be the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

    As of March 13, 2000, 11,225,188 shares of the registrant's Common Stock, $0.001 par value were outstanding. The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant as of March 10, 2000 was approximately $47,033,537 (based on the last sale price of a share of Common Stock as of March 10, 2000 ($4.19)), as reported by The Nasdaq National Market.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2000 are incorporated herein by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I
  1.   Business....................................................    1
  2.   Properties..................................................   10
  3.   Legal Proceedings...........................................   10
  4.   Submission of Matters to a Vote of Security Holders.........   13
       Supplementary Item. Certain Risk Factors....................   13
                                 PART II
       Market for the Registrant's Common Equity and Related
  5.   Stockholder Matters.........................................   13
  6.   Selected Financial Data.....................................   13
       Management's Discussion and Analysis of Financial Condition
  7.   and Results of Operations...................................   15
 7A.   Quantitative and Qualitative Market Risk Disclosures........   23
  8.   Financial Statements and Supplementary Data.................   23
       Changes in and Disagreements with Accountants on Accounting
  9.   and Financial Disclosure....................................   40
                                PART III
 10.   Directors and Executive Officers of the Registrant..........   40
 11.   Executive Compensation......................................   40
       Security Ownership of Certain Beneficial Owners and
 12.   Management..................................................   40
 13.   Certain Relationships and Related Transactions..............   40
                                 PART IV
       Exhibits, Financial Statement Schedules and Reports on Form
 14.   8-K.........................................................   40

     THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY HEALTHCARE RECOVERIES, INC. OR ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HEALTHCARE RECOVERIES, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-K, AND ARE HEREBY INCORPORATED BY REFERENCE. HEALTHCARE RECOVERIES, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS OR CIRCUMSTANCES, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Healthcare Recoveries, Inc. (the "Company" or "HCRI"), a Delaware corporation, believes it is the leading independent provider of health insurance subrogation recovery and other medical cost containment services for private healthcare payors in the United States, based on the Company's experience and assessment of its market. HCRI's primary service is subrogation claims recovery, which entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's other medical cost containment services primarily involve non-accident based recovery or analyses and investigation of medical costs originating from illness or injury. The Company's medical cost management services include hospital bill auditing, contract compliance review, cost management consulting, coordination of benefits and other overpayments recovery services. HCRI offers its services on a nationwide basis to health maintenance organizations ("HMOs"), indemnity health insurers, self-funded employee health plans, companies that provide claims administration services to self-funded plans (referred to as "third-party administrators"), Blue Cross and Blue Shield organizations and provider organized health plans. Current clients include UnitedHealth Group, Humana Inc., Kaiser Permanente, The Principal Financial Group, Group Health, Inc. and Prudential HealthCare, a member company of Aetna US Healthcare. The Company had
55.6 million lives under contract from its clientele at December 31, 1999, a 37% increase from December 31, 1998.

ORGANIZATIONAL STRUCTURE

     HCRI was incorporated on June 30, 1988 under the laws of the State of Delaware. The Company was co-founded by its present Chief Executive Officer and was initially funded by two venture capital investors. The Company operated as an independent entity until August 28, 1995, when Medaphis Corporation ("Medaphis"), a Delaware corporation, acquired the Company for approximately $79.1 million in a stock-for-stock exchange accounted for as a pooling of interests. Medaphis sold the Company in an initial public offering in May 1997. The Company is now publicly held and is traded on The Nasdaq National Market under the symbol "HCRI."

ACQUISITIONS

     On January 25, 1999, HCRI acquired the assets and certain liabilities of Subro-Audit, Inc., a Wisconsin corporation ("SAI"), and a related entity, O'Donnell Leasing Co., LLP, a Wisconsin limited liability partnership ("ODL" and, together with SAI, "Subro Audit"), for approximately $24.4 million (the "Subro Audit Acquisition"), using available unrestricted cash. HCRI may pay up to $7.0 million through January 2001, pursuant to an earn-out arrangement. (An amount of $8.5 million is held in escrow for the potential earn-out in connection with the Subro Audit Acquisition and is included in restricted cash at December 31, 1999). SAI is based in Wisconsin and provides subrogation recovery services to an installed base of lives, which are covered by insurers, HMOs and employer-funded plans, throughout the United States. The Subro Audit Acquisition was accounted for using the purchase method of accounting.

     On February 15, 1999, HCRI acquired the assets and certain liabilities of MedCap Medical Cost Management, Inc., a California corporation ("MedCap"), for approximately $10 million, using available unrestricted cash and borrowed funds (the "MedCap Acquisition" and, together with the Subro Audit Acquisition, the "Acquisitions"). The Company paid approximately $4.5 million on February 15, 2000, pursuant to an amendment to the original earn-out agreement. Pursuant to the same amendment, through January 15, 2001, the Company may pay up to 50% of the fees collected in relation to certain negotiated contracts, less associated expenses. MedCap provides a variety of medical cost management services to health insurers and HMOs, primarily in California. These services include hospital bill auditing, contract compliance review, identification of certain other payments, and cost management consulting services. The MedCap Acquisition was accounted for using the purchase method of accounting.

STRATEGY

     HCRI intends to pursue a two-fold growth strategy. First, with respect to its existing subrogation recovery business (which includes the Subro Audit Acquisition), HCRI will focus on (i) servicing its existing client base, (ii) selling and installing those additional lives covered by contracts with existing clients and (iii) selling and installing new clients and cross-selling expanded product offerings. HCRI will continue to explore strategic acquisitions, which meet its selection criteria. The February 1999 acquisition of MedCap enabled HCRI to broaden its product base to provide medical cost management services to healthcare insurers and HMOs. In addition to medical cost management services, HCRI is in the initial stages of rolling out a service which offers its clients the ability to detect, audit and recover a variety of claims overpayments.

     Under the second aspect of its growth strategy, HCRI intends to extend its systems-driven, process-oriented approach, through acquisitions and internal development, to outsourcing opportunities in other service industries. The defining characteristics of HCRI's business model are (i) the ability to automate clerical and administrative tasks, using sophisticated and proprietary computer applications; and (ii) the ability to standardize and scale work using process management and classical work measurement techniques. Using this model, HCRI believes that it can dramatically increase the productivity of the skilled knowledge workers who make up its labor force, and successfully implement pricing strategies that will reward HCRI for those productivity gains.

     HCRI believes that future development opportunities are likely to be characterized by outsourcing business services that will produce predictable and recurring revenue streams; competitive advantages from effective process management, proprietary systems and the provision of knowledge-rich services; the development of niche markets; value-based pricing; and a non-exclusive focus on healthcare information services.

INDUSTRY

     Outsourcing. The Company believes that in recent years, businesses have increasingly outsourced non-core specialized business functions. Because of expertise and economies of scale, companies that provide specialized services are often able to deliver the requisite service at lower costs and of similar or higher quality than could be achieved by their clients.

     Since the late 1980s, healthcare payors have experienced increasing (i) price competition, (ii) regulatory complexity and related administrative burdens, (iii) costs of healthcare claims, and (iv) average age of the insured population. These factors, resulting from the rapid growth of managed care, improvements in medical technology, consumer-oriented political pressure and an aging U.S. population, tend to result in healthcare payors concentrating their resources on their core business. This, in turn, provides on-going opportunities for enterprises, like the Company, which are able to perform non-core business functions on behalf of healthcare payors.

     The recovery process is complex and although many healthcare payors operate internal recovery departments, HCRI believes that these departments are not generally as effective per insured life as the Company's operations. HCRI believes that (i) the relatively small size of recoverable funds as a percentage of claims paid, (ii) the need for healthcare payors to focus on core competencies and (iii) the complexity of the recovery process and economies of scale will continue to provide opportunities for growth of the Company.

     Recovery Rights of Healthcare Payors. By contract and state law, healthcare payors are generally entitled to certain rights with respect to paid healthcare claims that may be the primary obligation of other insurance carriers. For example, an HMO may pay the hospitalization and related health expenses of a member who is injured in an automobile accident. However, the responsible party is generally liable to the injured person for the damages arising from the injury, which include lost wages, property loss, pain and suffering and medical benefits. The responsible party usually has a liability insurance policy that will pay covered damages, including medical benefits, upon the acceptance of the injured party's claim. The healthcare payor actually providing or paying for the medical benefits conferred on the injured party (in this example, an

HMO) may have a variety of rights through which it is entitled to recover the value of such medical benefits from the responsible party and the responsible party's liability insurer.

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

     The industry conditions described above have contributed to the growing need for a cost-effective provider of subrogation services. HCRI believes that it is the leading independent provider of subrogation and other related medical cost containment recovery services for private healthcare payors in the United States. HCRI's success is a result of the implementation of its recovery process, the skill and knowledge of its employees, its approach to sales and marketing, its client base, and its proprietary information management system, all described below:

THE RECOVERY PROCESS

     HCRI utilizes a recovery process to implement its post-payment cost containment services, which include subrogation, hospital bill audit and overpayment recovery services. HCRI uses proprietary and other software and various business processes to identify those claims that have recovery potential. Client-specific threshold dollar amounts are utilized to identify files where its clients may have a recovery right for subrogation for the medical benefits provided. In the case of hospital bill audit services, HCRI utilizes specific threshold dollar amounts to investigate proper payment for medical procedures.

     Following the identification and investigation of identified claims, HCRI proceeds to recover from the financially responsible party the value of those covered medical benefits provided. HCRI has automated this complex processing of all raw data and the management, follow-up and generation of correspondence. The use of an automated process substantially increases productivity and enables specially trained personnel to focus more intently on matters requiring their professional judgement and expertise. The automated process also allows the Company to pursue claims that would otherwise be deemed too small to pursue economically. HCRI believes that its ability to effectively recover a broad range of claim sizes is an important competitive advantage in the market. In addition to automating the recovery process, HCRI's proprietary software and other systems generate significant operations and management information, which enables the Company to employ production and quality standards in the context of providing specialized services.

     The recovery process has been refined to four major, interrelated steps:
(i) automated identification of related claims provided electronically by its clients; (ii) investigation of potentially recoverable claims; (iii) assertion and management of potentially recoverable claims; and (iv) negotiation and settlement of claims. The Company dedicates staff with specialized skills to individual services to optimize recoveries.

     Automated Identification of Claims with Recovery Potential. The Company's specialty is using systematic identification methods to determine which files to pass on to the investigation stage. Criteria specific to each recovery service identify potential recoveries. The automated selection, analysis and processing of raw claims data are handled primarily through HCRI's proprietary selection software. Information regarding diagnoses, the cost of treatments, insured demographics (names, addresses and telephone numbers, etc.) and related claims is provided to HCRI electronically by the payor. The automated systems include direct connections to HCRI's clients' claims information systems, subject to various security controls to limit access internally. HCRI's trained staff identifies, sorts, vets and organizes raw claims data into usable form, essentially engaging in "data mining."

     For the subrogation service, the primary vehicle for the identification of injured insureds is an automated analysis of the clients' claims data. This system identifies potentially recoverable claims and, using client-specific protocols, opens an on-line, electronic file for such claims. After files are opened, the systems automatically track the addition of medical expenses to these files, so that they are updated as additional expenses are paid. Since its inception, HCRI has automatically opened over 29.7 million of such on-line files.

     The Company's database of information captures over 500 data elements of financial, demographic and clinical data from members, providers and payers. The Company utilizes this data to project potential savings outcomes and pre-screen claims for its various audit services. Hospital contract terms are also programmed into the system, which then reviews claims against the specific contract provisions to identify discrepancies. The database of statistical information is refined to include the results of each completed audit. Hospital bill claims are selected for audit based upon statistical analysis and a comparison to previously audited claims. Typically, claims with billed charges greater than specified thresholds are selected for audit. For hospital bill audit services, every claim is automatically reviewed in a complete, focused audit to refine selection criteria.

     Investigation of Potentially Recoverable Claims. By focusing investigations only on those cases with the greatest potential for recovery, HCRI minimizes member contacts and maximizes recovery potential. The process for investigation is tailored to the specific dynamics of the individual service as follows.

          Subrogation. Recoveries are typically related to accidental injuries. Claims may involve automobile accidents, property & premises injuries, workers compensation, product liability or medical malpractice. When a file of claims reaches a value determined by HCRI, the system automatically generates a series of inquiry letters that are sent to the injured insured. These individuals respond by calling the Company's customer service department to provide the facts of the accident. HCRI also initiates phone calls if the insured does not respond to the inquiry letters in a reasonable period of time. Historically, approximately 90% of the injured insureds ultimately respond to HCRI's inquiries and approximately 18% of the claims investigated by customer service representatives are classified as recoverable. Once a file of related claims is identified as recoverable, the system updates the backlog and assigns the file to the appropriate recovery person who begins the assertion and management of recoverable claims. Since its inception, HCRI has investigated over 5.3 million accidents.

          Hospital Bill Audit. Claims may be reviewed under the Company's hospital bill audit services, which is a process for establishing accurate billing based on the care and services documented by healthcare professionals and ordered by the physician in the medical record as compared to the itemized billed charges. When a claim is identified, it is automatically assigned to a nurse auditor who will conduct an audit of all the line items that make up the claim at the site of the hospital. Based on historical experience, approximately 93% of reviewed claims generate recoveries.

     Assertion and Management of Potentially Recoverable Claims. The workflow performed by the various recovery personnel is directed and guided step-by-step by the Company's proprietary and other software. The Company's systems document activity on the claim files and provide an interconnected record of correspondence and notes taken by the recovery personnel with respect to each file. HCRI recovery personnel annotate the files on-line, as necessary, to document progress, developments and status and otherwise maintain the history of each claim.

          Subrogation. Once a file of claims is classified as recoverable, HCRI recovery personnel, who are required to undergo extensive training, proceed to assert the recovery rights of HCRI's clients and track the claims' history and development. The employees contact all necessary parties to inform them of the existence and value of the recovery claim. These parties generally include the liability insurer for the responsible party, the insured and the insured's attorney, if any, in conjunction with the claim. Recovery personnel maintain contact with the parties involved, including the responsible party (or insurance carrier), until the claim is settled. Settlement may not occur until several years after the date of payment. During this phase of the recovery process, approximately 40% of the amounts initially entered into backlog (the dollar amount of potentially recoverable claims that the Company is pursuing) as recoverable are rejected, in which case further activity is terminated and backlog is reduced.

          Hospital Bill Audit. Registered nurses review hospital bills line by line to determine if inaccuracies exist. This review is completed on-site at the hospital facility where the medical record exists. These audits benefit any health plan that pays a portion of a claim based on a percent of billed charges. Nurse auditors review the total claim file to compare the medical record to the line item bill to ascertain that a physician ordered the service performed, the supplies billed were actually used and the medication billed was actually administered. The nurse auditor also verifies that the billing is in compliance with the provider contract and that stoploss or outlier provisions are correctly billed. Historically, hospital bill audits have resulted in savings of approximately 5% to 6%.

     Negotiation and Settlement of Claims. The recovery process culminates in the negotiation and settlement of claim files.

          Subrogation. Within the settlement guidelines established by each client and HCRI's standard operating procedures, recovery personnel close recoverable files and remove them from backlog by making recoveries or by rejecting files and terminating recovery efforts. Once a settlement is made and recorded in the system, receipt of cash is anticipated and monitored by the responsible employee. Cash receipts are posted to the credit of the appropriate client.

          Claims remain the property of HCRI's clients and litigation is commenced solely at their written direction; similarly, clients may terminate litigation or other recovery efforts at any time for any reason. HCRI customarily bears the cost of legal services as part of the services to its clients. HCRI has established what it believes are cost-effective relationships with providers of legal services, including its relationship with Sharps & Associates, PSC, a law firm solely owned by Douglas R. Sharps, HCRI's Executive Vice President -- Finance and Administration, Chief Financial Officer and Secretary. This law firm employs 25 attorneys, 9 paralegals and 1 administrative assistant at its offices in Louisville, Kentucky; Pleasanton, California; Chicago, Illinois; Tampa, Florida; Pittsburgh, Pennsylvania; Dallas, Texas; and Milwaukee, Wisconsin. Mr. Sharps receives no personal benefit from his ownership of the firm. See
     Note 7 in Item 8. "Financial Statements and Supplementary Data."

          Although some recoveries will be made during the first year of service, the average time to make a recovery is 18 to 24 months from installation, with substantially all recoveries made by the sixth year. The timing of recoveries is driven by the payment cycle of claims (which is the source of recoveries made by the Company) and circumstances specific to each claim (e.g., identification of responsible party, responsiveness of responsible party, cooperation of parties involved, factual complexity and litigation). The amount of claims recoveries made by the Company on behalf of a client is generally less than the amount of backlog generated on behalf of such client. This is for a number of reasons, including (i) the inadequacy of insurance coverage or other available source of funds to pay the claim; (ii) the absence of third-party liability; or (iii) the settlement of the claim for less than full value in accordance with HCRI's established policies.

          Historically, approximately 68% of HCRI's recoveries on behalf of clients involved automobile liability insurance, 15% involved premises liability insurance, 10% involved workers' compensation insurance and 7% involved product liability or other insurance.

          Hospital Bill Audit. Once the audit is completed, the Company reviews its findings with a provider representative to reach agreement. If there is no response from the provider within forty-five days, the audit results are considered final and the claim is closed. The savings are reported to the client for recoupment or HCRI will collect them from the provider.

EMPLOYEES

     HCRI employs, and facilitates the development of, skilled knowledge-workers. HCRI maintains an extensive, in-house training program, which it believes is attractive to employees and essential in developing the necessary industry-specific skills. The Company believes the tight labor market, in general, could have an impact on future hiring. HCRI employed approximately 741 persons as of December 31, 1999.

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

     The Company's employees are not represented by a labor union or a collective bargaining agreement. The Company regards its employee relations as good.

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

     Complementing the technical aspects of the recovery process, the client support function is primarily responsible for communications with clients and problem resolution. To facilitate strong working relationships, individual members of the client services staff are assigned to specific clients. HCRI believes that its investment in resources to resolve a wide variety of business issues with clients is an important factor in obtaining customers and maintaining good business relationships. During the last three years, HCRI has lost sixteen clients representing approximately 5.8 million lives. Terminations occurred due to, among other things, consolidations, the selection of another vendor, or because the process was taken in-house. The Company has re-sold services to three of the companies previously lost, representing approximately
1.7 million lives.

CLIENT BASE

     The Company provides services to healthcare plans that as of December 31, 1999 covered approximately 55.6 million lives. HCRI's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations.

     Major clients include the following:

HealthNet                                   UnitedHealth Group
Humana Inc.                                 The Principal Financial Group
General American Life Insurance             Prudential HealthCare, a member company of
Group Health, Inc.                          Aetna US Healthcare
FIRST HEALTH                                Blue Cross of California, a division of
                                              WellPoint
Kaiser Permanente                           Health Network Inc.

     HCRI's largest client is UnitedHealth Group. During 1999 and 1998, UnitedHealth Group generated 23% and 28%, respectively, of HCRI's revenues. The loss of this account could have a material adverse effect on HCRI's business, results of operations and financial condition. However, HCRI's contracts generally provide that in the event of termination, HCRI is entitled to complete the recovery process on the backlog for that client. On December 31, 1999, HCRI had backlog of $1,084.5 million.

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

PROPRIETARY INFORMATION MANAGEMENT SYSTEMS

     General. HCRI's computer systems consist of inter-related proprietary software programs that function as automated data and process management systems. HCRI holds a copyright registration from the United States Copyright Office on the software (the "SubroSystem") that supports its subrogation operations. HCRI utilizes another proprietary system to support its hospital bill audit operations.

     The SubroSystem software is a character-based application that was originally run on Intel-based personal computers in an MS-DOS operating environment. The personal computers were arranged in local area networks ("LANs"), representing logical units of work. Typically one LAN serviced one to four clients and up to 25 HCRI employees.

     System Upgrade. Although the SubroSystem, a key component of HCRI's recovery process, historically served the Company's operational and management information needs, HCRI developed a plan (the "System Upgrade") under which it would, over a 24-month to 36-month period, migrate the SubroSystem to a modern network operating system and database architecture. The System Upgrade included a detailed process for the comprehensive testing of all key elements prior to implementation of each step of the upgrade.

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

     Work was completed in late 1998 on the second step of the SubroSystem Upgrade for the creation of a logical data model to support subrogation and other processes. This work resulted in the initial implementation of a relational database to support data warehousing. The last step of the System Upgrade, the migration of data and process to the data warehouse to support client reporting and ad hoc analysis, was completed in 1999. In total the Company spent approximately $4 million on this project.

     Quality and Management Controls. The computer systems control, measure and generate reports on the recovery processes. From data recorded in these systems, a series of financial reports are generated for clients that allow them to monitor HCRI's success in making recoveries on their behalf. The data used for financial reports are also used to produce a wide array of accounting and management information used by HCRI to operate its business. HCRI employs a variety of quality control techniques to ensure consistently high-quality service.

LEGAL AND REGULATORY ENVIRONMENT

     The healthcare industry is subject to numerous regulations, which may adversely affect HCRI's business. In addition to laws and regulations affecting healthcare and insurance, changes in federal fair debt collection regulations may also adversely affect HCRI's business.

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

  Health Insurance Primacy Laws

     Auto Choice Reform Act. In each of the last three sessions of Congress, legislation known as the Auto Choice Reform Act (the "Proposed Act") was introduced but not enacted. Under this Proposed Act, in those states not opting out of its provisions, individual drivers may choose to be covered by an auto insurance system in which healthcare insurers, with some exceptions, could be made primarily responsible for healthcare costs incurred by those injured in automobile accidents. Consequently, even if the insured's injuries were caused by the negligence of another driver, the healthcare insurer might have no rights of recovery against the negligent party or that party's liability insurer. Revenue generated from recoveries against automobile liability insurers represents approximately 68% of the Company's revenues. Should this or similar legislation be enacted, it could have a material adverse effect on the Company's business, results of operations and financial condition.

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

  Confidentiality Laws

     Confidentiality Provisions of the Health Insurance Portability and Accountability Act of 1996 and Related Regulations. On November 3, 1999, the Secretary of Health and Human Services (the "Secretary") issued a Notice of Proposed Rulemaking (64 Fed. Reg. 59918 (1999) and 65 Fed. Reg. 427 (2000)) (collectively, the "Proposed Rule") setting standards to protect the privacy of individually identifiable health information that is transmitted electronically to health care providers, health plans and similar health care entities. The requirements of the Proposed Rule also extend to the "business partners" (as defined in the rule) of the covered entities. The covered entities are required to enter into agreements with their business partners extending the provisions of the Proposed Rule to those business partners. The covered entities are responsible for enforcing those contractual provisions. The Secretary is expected to issue a final rule by an undetermined date in 2000, after receiving public comment on the Proposed Rule. The Secretary's actions are mandated by
Section 264 of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") because Congress did not pass legislation protecting medical privacy by the August 1999 deadline set by HIPAA.

     The Proposed Rule establishes a complex regulatory framework on a variety of subjects, including (a) disclosures and uses of health information that require patient consent (b) individuals' rights to access and amend their health information and (c) administrative, technical and physical safeguards required of entities that use protected health information. The Proposed Rule generally prohibits any disclosure of protected health information except as authorized either by the Proposed Rule or by the patient under standards set by the Proposed Rule. Disclosures for subrogation are expressly authorized by the Proposed Rule.

     The Secretary has received a large volume of public comment that may prompt material changes in the final rule. Even if the provisions directly addressing subrogation are unchanged, the final rule could impair subrogation recovery practices by creating administrative burdens (for example, individual's right to amend health information or to restrict subsequent uses) or liability risks that lead health plans to voluntarily restrict their subrogation recovery practices. In addition, the Proposed Rule does not prevent states from imposing more strict privacy standards that could have similar impacts on subrogation.

     The provisions of the final rule or of future federal legislation and regulations could impair or prevent the acquisition and use by the Company of claims and insurance information necessary to process recovery claims on behalf of its clients. Congress is likely to consider legislation this year that may expand or contract the scope of the Proposed Rule. In addition, state laws governing privacy of medical or insurance records and related matters may significantly affect the Company's business.

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

  Certain Legal Doctrines

     With respect to recoverable claims, the rights of subrogation and reimbursement may be limited in some cases by (i) the "made whole doctrine." This doctrine subordinates the healthcare provider's ability to recover to that of the injured party when the settlement damage award received by the injured party is inadequate to cover the injured party's damages. And (ii) the "common fund doctrine," which permits plaintiff's attorneys to deduct their fees for the claim based on the entire amount covered by a damage award and may, in some cases, proportionally diminish the amount recoverable by HCRI on behalf of the healthcare payor out of that damage award.

ITEM 2.  PROPERTIES

     As of December 31, 1999, the Company leased property at the following three locations: (i) approximately 105,718 square feet of space for its executive offices and main operations in Louisville, Kentucky, under a lease agreement and amendment expiring in 2009; (ii) approximately 10,206 square feet at its regional operating office in Pittsburgh, Pennsylvania, under a lease agreement with a five-year term expiring 2001; and (iii) approximately 8,125 square feet at its Encino, California location under a 5-year term expiring in 2004.

     In addition, the Company owns its offices in Wisconsin and Georgia, which are located at 5445 South Westridge Drive New, Berlin, Wisconsin 53151, and 1940 The Exchange, Suite 200, Atlanta, Georgia 30339, respectively.

ITEM 3.  LEGAL PROCEEDINGS

     On March 15, 1994, a class action complaint ("Complaint") was filed against HCRI in the United States District Court for the Northern District of West Virginia, Michael L. DeGarmo, et al. v. Healthcare Recoveries, Inc. The plaintiffs assert that HCRI's subrogation recovery efforts on behalf of its clients, violate a number of state and federal laws, including the Fair Debt Collection Practices Act and the Racketeering Influenced and Corrupt Organizations Act ("RICO"). The Complaint also seeks a declaratory judgment that HCRI as the subrogation agent for various healthcare payors be limited, in recovering from persons who caused accidents or from the healthcare payors' injured insureds, to the actual costs of the medical treatment provided to such injured insureds by such healthcare payors, healthcare policies or agreements, which generally allow recovery by the healthcare payors of the "reasonable value" of such treatments. The Complaint alleges that HCRI made fraudulent representations to recover sums in excess of those actually expended by the applicable healthcare payor to pay for medical treatment. On March 30, 1999, the court entered an order certifying a class of all members of one HCRI client health plan located in Wheeling, West Virginia (The Health Plan of the Upper Ohio Valley) who have been subject to subrogation and/or reimbursement collection practices by HCRI. Plaintiffs, on behalf of the class as certified, demand compensatory damages, punitive damages, and treble damages under RICO, costs and reasonable attorneys' fees.

     On October 1, 1999, a First Amended Class Action Complaint ("Amended Complaint") was filed against HCRI in the United States District Court for the Southern District of Florida, in a putative class action brought by William Conte and Aaron Gideon, individually and on behalf of all others similarly situated. In that action, Conte v. Healthcare Recoveries, Inc., No. 99-10062, plaintiffs assert that HCRI's subrogation recovery efforts on behalf of its clients violate a number of state and federal laws, including the Fair Debt Collection Practices Act and the Florida Consumer Collection Practices Act. The Complaint also seeks a declaratory judgment that HCRI, as the subrogation agent for various healthcare payors, is not entitled to assert and recover upon subrogation or reimbursement liens it asserts on settlements obtained from third party tortfeasors when the settlement is in an amount less than the amount required to fully compensate (or "make whole") the injured party for all elements of damage caused by the tortfeasor. Plaintiffs purport to represent a class consisting of all participants or beneficiaries of ERISA plans nationwide whose net recovery of damages through judgments, settlements or otherwise against liable third parties has been reduced or potentially reduced by HCRI's alleged assertion and/or recovery of unlawful subrogation/reimbursement rights of its clients. Plaintiffs also seek compensatory and statutory damages, exemplary and punitive damages, injunctive relief, prejudgment interest, costs and attorneys' fees.

     The original complaint in the Conte matter, filed in June 1999, asserted similar claims on behalf of a putative class of participants or beneficiaries of one client's health plans located in Florida, Alabama, and Georgia. In response to HCRI's motion to dismiss that complaint, the Plaintiffs filed the Amended Complaint on behalf of a putative national class. On November 5, 1999, HCRI filed a motion to dismiss the Amended Complaint. That motion, now fully briefed, remains pending. The court has not yet addressed the question of whether to certify the putative class; plaintiffs are expected to file a motion by May 2, 2000, seeking class certification. HCRI intends to oppose the motion.

     On October 20, 1999, a class action complaint ("Baker Complaint") was filed against HCRI and one HCRI client in the Circuit Court of Jefferson County Alabama, Darrell DeWayne Baker v. Healthcare Recoveries, Inc., United Healthcare of Alabama, Fictitious Party Defendants A, B, C et al. On December 6, 1999, the defendants removed the lawsuit to the United States District Court for the Northern District of Alabama, Southern Division. On January 3, 2000, a First Amended Complaint was filed, retaining all counts from the original complaint and seeking an additional declaratory judgment that the health plan and HCRI have a right to recover through subrogation only the actual benefits paid to medical providers on behalf of the class. The Baker Complaint, as amended, asserts claims on behalf of two putative subclasses, both consisting of members nationwide of the client health plan, who either: (1) allegedly paid inflated subrogation claims due to alleged failure by the health plan or by HCRI, to disclose discounts in the health plan's payments to medical providers; or (2) allegedly were denied coverage of certain claims by the health plan. The plaintiffs assert claims against HCRI under a variety of theories including unjust enrichment, breach of contract, breach of fiduciary duty and violations of RICO. Plaintiffs demand, on behalf of the putative classes, compensatory damages, punitive damages, treble damages under RICO, and reasonable attorneys' fees.

     On January 27, 2000, the defendants filed a motion to dismiss the Amended Complaint, which remains pending. The court has not yet addressed the question whether to certify the putative class.

     On October 28, 1999, a class action Plaintiff's Original Petition ("Petition") was filed against HCRI and one HCRI client in the District Court for the 150th Judicial District, Bexar County, Texas, Joseph R. Cajas, on behalf of himself and all others similarly situated v. Prudential Health Care Plan, Inc. and Healthcare Recoveries, Inc. The plaintiff asserts that HCRI's subrogation recovery efforts on behalf of its client Prudential Health Care Plan, Inc. ("Prudential") violated a number of common law duties, as well as the Texas Insurance Code and the Texas Business and Commerce Code. The Petition alleges that HCRI, as the subrogation agent for Prudential, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount Prudential paid for medical goods and services. HCRI was served with the Petition in early November and has answered, denying all allegations. The court has not yet addressed the question of whether to certify the putative class.

     In late 1999, the Cajas plaintiff's counsel filed two lawsuits in Texas and South Carolina that raise issues similar to those in the Cajas lawsuit. On December 7, 1999, a class action complaint ("Complaint") was filed against HCRI and one HCRI client in the United States District Court for the Western District of Texas, San Antonio Division, Timothy Patrick Franks, on behalf of himself and similarly situated persons v. Prudential Health Care Plan, Inc. and Healthcare Recoveries, Inc. The plaintiff asserts claims on behalf of members of ERISA governed health plans. The Complaint alleges that HCRI's subrogation recovery efforts on behalf of its client Prudential violated a number of common law duties, as well as the terms of certain ERISA plan documents, RICO, the federal Fair Debt Collection Practices Act, the Texas Insurance Code and the Texas Business and Commerce Code. The Complaint alleges that HCRI, as the subrogation agent for Prudential, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount Prudential paid for medical goods and services. The Complaint further alleges that HCRI unlawfully pursued subrogation and reimbursement claims by (1) failing to pay pro rata attorney's fees to attorneys who represented class members with respect to tort claims underlying the subrogation and reimbursement claims; and (2) recovering subrogation and reimbursement claims from class members who have not been fully compensated for their injuries. Plaintiffs, on behalf of the class, demand compensatory damages, punitive damages, and treble damages under RICO, costs and reasonable attorneys' fees. On

January 18, 2000, the defendants filed a motion to dismiss the Complaint, which remains pending. The court has not yet addressed the question of whether to certify the putative class.

     On December 22, 1999, a class action Complaint was filed against HCRI and one HCRI client in the Court of Common Pleas of Richland County, South Carolina, Estalita Martin et al. vs. Companion Health Care Corp., and Healthcare Recoveries, Inc. On January 21, 2000, defendant Companion Healthcare Corp. ("CHC") filed an Answer and Counterclaim and plaintiff Martin filed a First Amended Complaint ("Amended Complaint"). The Amended Complaint asserts that HCRI's subrogation recovery efforts on behalf of its client CHC violated a number of common law duties, as well as the South Carolina Unfair Trade Practices Act. The Amended Complaint alleges that HCRI as the subrogation agent for CHC, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount CHC was entitled to collect for such medical goods and services. The Amended Complaint further alleges that HCRI and CHC unlawfully pursued subrogation and reimbursement claims by (1) failing to pay pro rata costs and attorney's fees to attorneys who represented class members with respect to tort claims underlying the subrogation and reimbursement claims; and (2) failing to include in subrogation and reimbursement claims all applicable discounts that CHC received for such medical goods and services. Plaintiffs, on behalf of the class, demand compensatory damages, punitive damages, and treble damages, disgorgement of unjust profits, costs, and prejudgment interest and attorneys' fees. HCRI was served with the original Complaint in late December and is preparing a formal response. The court has not yet addressed the question of whether to certify the putative class.

     The DeGarmo, Cajas, Franks, Baker and Martin lawsuits, or any one of them, if successful, could prevent the Company from recovering the "reasonable value" of medical treatment under discounted fee for service ("DFS"), capitation and other payment arrangements. The DeGarmo, Conte, Cajas, Franks, Baker and Martin lawsuits, or any one or more of them, if successful, could require the Company to refund, on behalf of its clients, recoveries in a material number of cases. In addition, an adverse outcome in any of the above referenced lawsuits could impair materially HCRI's ability to assert subrogation or reimbursement claims on behalf of its clients in the future.

     In terms of the Company's business practices and the allegations underlying the DeGarmo, Cajas, Franks, Baker and Martin cases, at the end of 1993 HCRI had ceased the practice of recovering the "reasonable value" of medical treatment provided by medical providers in circumstances where HCRI has entered into DFS arrangement with its clients. From that date, the Company's policy has been not to recover the "reasonable value" of medical treatment in DFS arrangements. However, HCRI historically and currently recovers the "reasonable value" of medical treatment provided under capitation arrangements and other payment arrangements with medical providers on behalf of those clients that compensate medical providers under these payment mechanisms, to the extent that these benefits are related to treatment of the injuries as to which clients have recovery rights. The Company believes that its clients' contracts, including the contracts that provide for recovery under DFS, capitation and other payment arrangements are enforceable under the laws potentially applicable in these cases. As a result, and taking into account the underlying facts in each of these cases, the Company believes it has meritorious grounds to defend these lawsuits, it intends to defend the cases vigorously, and it believes that the defense and ultimate resolution of the lawsuits should not have a material adverse effect upon the business, results of operations or financial condition of the Company. Nevertheless, if any of these lawsuits or another lawsuit seeking relief under similar theories were to be successful, it is likely that such resolution would have a material adverse effect on the Company's business, results of operations and financial condition.

     Recently, management of the Company has observed that, in parallel with widely-reported legislative concerns with the healthcare payment system, there also has occurred an increase in litigation, actual and threatened, directed at healthcare payors and related parties. In addition, certain attorneys who have gained prominence in representing plaintiffs in recent actions against tobacco companies have publicly stated their intentions to institute class action lawsuits against healthcare payors, particularly those in the so-called "managed care industry", and related parties including, specifically, the Company. As a result of the foregoing, there can be no assurance that the Company will not be subject to further class action litigation, that existing and/or future class action litigation against the Company and its clients will not consume significant management time and or attention and that the cost of defending and resolving such litigation will not be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders of the Company during the quarter ended December 31, 1999.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on The Nasdaq National Market under the symbol "HCRI." The charts set forth the high and low closing prices for the Company's Common Stock for the periods indicated, as reflected in The Nasdaq National Market.

QUARTER ENDED:                                                 HIGH     LOW
--------------                                                ------   ------
March 31, 1999..............................................  $17.00   $ 4.00
June 30, 1999...............................................    4.91     4.06
September 30, 1999..........................................    5.31     2.75
December 31, 1999...........................................    4.13     2.75

QUARTER ENDED:                                                 HIGH     LOW
--------------                                                ------   ------
March 31, 1998..............................................  $23.50   $20.25
June 30, 1998...............................................   24.13    15.88
September 30, 1998..........................................   18.13     9.75
December 31, 1998...........................................   17.13     8.56

     On March 10, 2000, there were approximately 53 holders of record of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth historical selected financial data of the Company as of the dates and for the periods indicated, which have been derived from, and are qualified by reference to, the Company's financial statements. The information set forth below should be read in conjunction with the Company's financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The selected historical financial data as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 have been derived from, and are qualified by reference to, the Company's financial statements appearing elsewhere herein, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected historical financial data as of December 31, 1997 and 1996 and for the years ended December 31, 1996 and 1995 have been derived from, and are qualified by reference to, the Company's financial statements included in the Company's registration statement on Form S-1 (which have been audited by PricewaterhouseCoopers LLP, independent accountants).

                           STATEMENTS OF INCOME DATA
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                    1999      1998      1997      1996      1995
                                                   -------   -------   -------   -------   -------
Revenues:
  Claims Revenues................................  $61,409   $48,734   $39,277   $30,248   $22,496
  Other Revenues.................................       --        --        --     1,171        --
                                                   -------   -------   -------   -------   -------
          Total Revenues.........................   61,409    48,734    39,277    31,419    22,496
Cost of Services.................................   31,451    22,199    18,523    15,026    10,265
                                                   -------   -------   -------   -------   -------
Gross Profit.....................................   29,958    26,535    20,754    16,393    12,231
Support Expenses.................................   15,870    10,692     8,922     7,215     6,204
Depreciation & Amortization......................    4,954     2,334     1,181       878       695
Other Charges(1).................................       --        --     2,848        --        --
                                                   -------   -------   -------   -------   -------
Operating Income.................................    9,134    13,509     7,803     8,300     5,332
Special Committee Expenses.......................     (451)       --        --        --        --
Interest Income, net.............................      144     1,657     1,158       486       580
                                                   -------   -------   -------   -------   -------
Income Before Income Taxes.......................    8,827    15,166     8,961     8,786     5,912
Provision for Income Taxes.......................    3,665     6,266     4,959     3,685     2,486
                                                   -------   -------   -------   -------   -------
          Net Income.............................  $ 5,162   $ 8,900   $ 4,002   $ 5,101   $ 3,426
                                                   =======   =======   =======   =======   =======
Basic Earnings per Common Share..................  $  0.46   $  0.78   $  0.37   $  0.52
                                                   =======   =======   =======   =======
Diluted Earnings per Common Share................  $  0.46   $  0.77   $  0.37   $  0.52
                                                   =======   =======   =======   =======

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

                               BALANCE SHEET DATA
                             (DOLLARS IN THOUSANDS)

                                                                  DECEMBER 31,
                                                -------------------------------------------------
                                                 1999      1998       1997       1996      1995
                                                -------   -------   ---------   -------   -------
Cash and Cash Equivalents.....................  $ 1,670   $31,133   $  24,674   $    53   $    --
Working Capital...............................    8,042    30,898      22,911(1)   1,730    1,675
Total Assets..................................   82,183    61,003      48,170    23,969    13,390
Total Indebtedness............................   11,000        --          --        --        --
Stockholders' Equity..........................   41,092    37,193      27,865     4,110     3,274

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF COMPANY

     HCRI provides insurance subrogation and other medical cost containment services to the private healthcare payor industry. HCRI's services comprise the complete outsourcing of the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The rights of HCRI's clients to recover the value of these medical benefits arise by law or contract, are known generally as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance. The Company's other medical cost containment services include hospital bill auditing, contract compliance review, cost management consulting, coordination of benefits and overpayment recovery services. HCRI offers its services on a nationwide basis to health maintenance organizations, indemnity health insurers, self-funded employee health plans, companies that provide claims administration services to self-funded plans (referred to as "third-party administrators"). The Company had 55.6 million lives under contract from its clientele at December 31, 1999.

ACQUISITIONS

     On January 25, 1999, HCRI acquired the assets and certain liabilities of Subro Audit (which consisted of SAI and ODL), for approximately $24.4 million, using available unrestricted cash. HCRI currently estimates that it may pay up to $7.0 million through January 2001, pursuant to an earn-out arrangement. (An amount of $8.5 million is held in escrow for the potential earn-out and is included in restricted cash at December 31, 1999). SAI is based in Wisconsin and provides subrogation recovery services to an installed base of lives, which are covered by insurers, HMOs and employer-funded plans, throughout the United States. The Subro Audit Acquisition was accounted for using the purchase method of accounting.

     On February 15, 1999, HCRI acquired the assets and certain liabilities of MedCap, for approximately $10 million, using available unrestricted cash and borrowed funds. The Company paid approximately $4.5 million on February 15, 2000 pursuant to an amendment to the original earn-out agreement. Pursuant to the same amendment, through January 15, 2001, the Company may pay up to 50% of the fees collected in relation to certain negotiated contracts, less associated expenses. MedCap provides a variety of medical cost management services to health insurers and HMOs, primarily in California. These services include hospital bill auditing, contract compliance review, identification of certain other payments, and cost management consulting services. The MedCap Acquisition was accounted for using the purchase method of accounting.

OVERVIEW OF OPERATIONS

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

     "Backlog" is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of its clients at a given point in time. These claims are gross figures, prior to estimates of claim settlements and rejections. Backlog increases when the Company opens new files of potentially recoverable claims and decreases when files are recovered and closed or, after further investigation, determined to be nonrecoverable. Backlog for a client will range from newly identified potential recoveries to potential recoveries that are in the late stages of the recovery process. Historically, recoveries (the amount actually recovered for its clients prior to the Company's fee) have been produced from backlog in a generally predictable cycle. Any group of potential recoveries, sufficiently large in number to display statistically significant characteristics and that originates from a defined time period, tend to produce recovery results that are comparable to other groups having similar characteristics.

     For the most part, the Company is paid contingency fees from the amount of claims recoveries it makes from backlog or recoveries it identifies through other cost containment and related recovery services on behalf of its clients. The Company's revenues are a function of recoveries and effective fee rates. Effective fee rates vary depending on the mix between services provided and client fee schedules. The fee schedules for each client are separately negotiated and reflect the Company's standard fee rates, the services to be provided and anticipated volume of services. The Company grants volume discounts and, for its recovery services, negotiates a lower fee when it assumes backlog from a client because the client will have already completed some of the recovery work. Because the Company records expenses as costs are incurred and records revenues only when a file is settled, there is a lag between the recording of expenses and related revenue recognition.

     The Company's expenses are determined primarily by the number of employees directly engaged in recovery activities ("cost of services") and by the number of employees engaged in a variety of support activities ("support expenses"). Recovery personnel must be hired and trained in advance of the realization of recoveries and revenues. The number of employees accounted for in support expenses generally grows less rapidly than revenue due to economies of scale.

RESULTS OF OPERATIONS

     The following tables present certain key operating indicators and results of operations data for the Company for the periods indicated:

                            KEY OPERATING INDICATORS
                         LIVES AND DOLLARS IN MILLIONS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                              1999(1)     1998     1997
                                                              --------   ------   ------
Cumulative Lives Sold, Beginning of Period..................      40.5     38.5     29.5
Lives from Acquisitions.....................................      18.6       --       --
Lives from Existing Client Growth (Loss)....................      (7.7)    (3.1)     1.9
Lives Added from Contracts with Existing Clients............       0.7      2.0      5.9
Lives Added from Contracts with New Clients.................       3.5      3.1      1.2
                                                              --------   ------   ------
Cumulative Lives Sold, End of Period........................      55.6     40.5     38.5
                                                              ========   ======   ======
Lives Installed.............................................      51.9     38.5     36.4
Backlog(2)..................................................  $1,084.5   $770.7   $668.3
Claims Recoveries...........................................     226.1    177.7    144.9
Throughput(3)...............................................      20.8%    24.7%    24.1%
Effective Fee Rate..........................................      27.2%    27.4%    27.1%
Claims Revenues.............................................  $   61.4   $ 48.7   $ 39.3
Employees:
  Direct Operations.........................................       597      386      399
  Support...................................................       144      109       84
                                                              --------   ------   ------
          Total Employees...................................       741      495      483
                                                              ========   ======   ======

---------------

(1) The 1999 key operating indicators include the operating performance of Subro Audit and MedCap from their respective acquisition dates of January 25, 1999 and February 15, 1999.
(2) Backlog represents the total dollar amount of potentially recoverable claims that the Company is pursuing on behalf of clients at any point in time.
(3) Throughput equals recoveries for the period divided by the average of backlog at the beginning and end of the period.

          STATEMENTS OF INCOME AS A PERCENTAGE OF SUBROGATION REVENUES

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              1999    1998    1997
                                                              -----   -----   -----
Claims Revenues.............................................  100.0%  100.0%  100.0%
Cost of Services............................................   51.2    45.6    47.2
Support Expenses............................................   25.8    21.9    22.7
Operating Income............................................   14.9    27.7    19.9
Income Before Income Taxes..................................   14.4    31.1    22.8
Net Income..................................................    8.4    18.3    10.2

1999 COMPARED TO 1998

     Revenues. Total revenues for the year ended December 31, 1999 increased 26.1%, to $61.4 million from $48.7 million in 1998. Growth in claims revenues occurred primarily because of increased claims recoveries, from $177.7 million in 1998 to $226.1 million in 1999. In response to operational changes which affect the Company's ability to identify when the parties reached agreement on all material terms, refinements were made to the estimation process with the intent of maintaining consistency in the timing of revenue recognition.

The Company believes this change had no significant impact on its revenues for 1999. The effective fee rate decreased modestly to 27.2% from 27.4% due to the broader mix of services and contracts since the Acquisitions. The increase in total claims recoveries resulted principally from the Acquisitions, which increased the baseline recovery operations, backlog and lives installed. Backlog increased 40.7% to $1,084.5 million at December 31, 1999 from $770.7 million at December 31, 1998. The Company had a throughput rate of approximately 20.8% and 24.7% during 1999 and 1998, respectively. Lives installed grew 34.8% in 1999 to
51.9 million.

     During the first quarter of 1999, subrogation services generated a lower than historical level of yield from its backlog of subrogation claims. As used here, yield, referred to as "throughput," means recoveries for the period stated as a percentage of the average backlog for the period. The deterioration in throughput of subrogation claims during 1999 appears to have resulted from certain changes made in its claims recovery operations during the second half of 1998 and the first quarter of 1999. The changes in operations entailed materially increasing the number of files assigned to recovery personnel, which management believes caused the unforeseen decline in throughput. In response to the decline in throughput, management implemented a plan to reduce the ratio of files to recovery personnel. Management believes that the execution of this plan by year end enabled the Company to improve subrogation throughput and recoveries in the fourth quarter.

     Cost of Services. Cost of services increased 41.9% in 1999 to $31.5 million from $22.2 million in 1998. The increase primarily results from costs associated with operating the acquired companies and additional direct operational employees, including employees hired in response to the plan to reduce the ratio of files to recovery personnel, as described above. As a percentage of claims revenues, cost of services increased to 51.2% in 1999 from 45.6% in 1998. The increase in cost of services resulted primarily from the Acquisitions and a lower growth rate in revenues than in cost of services.

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

     Support Expenses. Support expenses increased 48.4% to $15.9 million for the year ended December 31, 1999, from $10.7 million for the comparable period in 1998 due to hiring of additional support staff for the SubroSystem Upgrade project, the integration of the Acquisitions, and year 2000 issues. Support expenses increased as a percentage of claims revenues from 21.9% for the year ended December 31, 1998 to 25.8% for the comparable period in 1999. The increase in support expenses as a percentage of claims revenues resulted from revenues being lower than anticipated. Support costs do not vary in proportion to revenues.

     Depreciation and Amortization. Depreciation and amortization expenses increased 112.3% to $5.0 million for the year ended December 31, 1999 from $2.3 million for the comparable period in 1998. The increase in depreciation expense was attributable to the purchase of fixed assets related to the Acquisitions and increased system cost upgrades. The increase in amortization expense was attributable to the addition of intangible assets related to the Acquisitions.

     Special Committee Expenses. In August 1999, the Board of Directors appointed the Special Committee to evaluate strategic alternatives available to the Company, including its possible sale. The Company incurred $451,000 of expenses related to the work of the Special Committee during 1999. The Special Committee is continuing its evaluation process.

     Interest Income. Interest income totaled $1.1 million and $1.8 million for the years ended December 31, 1999 and 1998, respectively. The decrease in interest income resulted primarily from utilizing available cash for the Acquisitions.

     Interest Expense. Interest expense totaled $0.9 million and $0.1 million for the years ended December 31, 1999 and 1998, respectively. The increase in interest expense for 1999 resulted from an increase in borrowed funds for the Acquisitions and stock repurchases.

     Tax. Provision for income taxes was approximately 41.5% of pre-tax income for the year ended December 31, 1999 and 41.3% for the year ended December 31, 1998. The effective tax rate exceeded the Federal statutory tax rate as a consequence of state and local taxes and non-deductible expenses.

     Net Income. Net income for the year ended December 31, 1999 decreased $3.7 million, or 42%, to $5.2 million or $0.46 per diluted share, from $8.9 million or $0.77 per diluted share for the year ended December 31, 1998. Net income decreased as a result of lower than anticipated subrogation recoveries and the additional expenses, such as amortization and interest expense, associated with the Acquisitions.

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

     Support Expenses. Support expenses increased 19.8%, to $10.7 million for the twelve months ended December 31, 1998, from $8.9 million for the comparable period in 1997 due to hiring of additional support staff for the SubroSystem Upgrade project. Support expenses decreased as a percentage of subrogation revenues from 22.7% for the twelve months ended December 31, 1997 to 21.9% for the comparable period in 1998. The decline in support expenses as a percentage of subrogation revenues resulted from improved economies of scale in the support functions and also the capitalization of $564,000 of certain software development cost associated with the SubroSystem Upgrade project in 1998. These costs were capitalized in compliance with the requirements under Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," adopted by the Company January 1, 1998, which were historically expensed.

     Depreciation and Amortization. Depreciation and amortization expenses increased 97.6% to $2.3 million for the twelve months ended December 31, 1998 from $1.2 million for the comparable period in 1997. The increase in depreciation expense was mainly attributable to the capital expenditures for the SubroSystem Upgrade project.

     Compensation Charge. In connection with the sale of the Company by Medaphis in May 1997, the Company incurred a one-time $2.8 million non-cash compensation charge. This charge was from the issuance by the Company of 200,000 shares of Common Stock to the Company's management as a bonus for the successful completion of the sale of the Company by Medaphis. These shares represented 2% of the shares of Common Stock outstanding after the Company's initial public offering and 1.7% of the shares of Common Stock outstanding after the exercise of the underwriters' over-allotment option.

     Interest Income, net. Interest income, net totaled $1.7 million and $1.2 million for the years ended December 31, 1998 and 1997, respectively. The increase in interest income was a result of continued interest income earned on $19.2 million of proceeds from the issuance by the Company of 1,470,000 shares of Common Stock as of June 9, 1997 upon the exercise of the underwriters' over-allotment option and on HCRI's cash provided by operating activities.

     Tax. The provision for income taxes was approximately 41.3% of pre-tax income for the year ended December 31, 1998 and 42% for the year ended December 31, 1997. The effective tax rate exceeded the Federal statutory tax rate as a consequence of state and local taxes and non-deductible expenses.

     Net Income. Net income for the year ended December 31, 1998 increased $2.1 million, or 30.8%, to $8.9 million, or $0.77 per share, from $6.8 million, or $0.63 per share, in the comparable period of 1997, excluding the $2.8 million non-cash ($0.26 per diluted share), compensation charge incurred in 1997. Net income, as reported for the years ended December 31, 1997, was $4.0 million or $0.37 per diluted share, including the non-recurring compensation charge. Net income and earnings per share for the year ended December 31, 1998, excluding $564,000 of certain software development costs associated with the upgrade of the SubroSystem and capitalized in conjunction with the requirements under SOP 98-1, would have been $8.57 million and $0.74 per diluted share, respectively. These capitalized costs were historically expensed prior to the Company implementing Statement of Position 98-1 on January 1, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's statements of cash flows for the years ended December 31, 1999, 1998 and 1997 are summarized below:

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                1999      1998      1997
                                                              --------   -------   -------
                                                                     (IN THOUSANDS)
Net Cash Provided by Operations.............................  $  8,890   $ 9,814   $10,764
Net Cash Used In Investing Activities.......................   (48,078)   (3,783)   (3,096)
Net Cash Provided by Financing Activities...................     9,725       428    16,953
                                                              --------   -------   -------
Net (Decrease) Increase in Cash and Cash Equivalents........  $(29,463)  $ 6,459   $24,621
                                                              ========   =======   =======

     The Company had working capital of $8.2 million at December 31, 1999, including cash and cash equivalents of $1.7 million, compared with working capital of $30.9 million at December 31, 1998. The decrease is attributable to the use of available cash to fund the Acquisitions.

     Net cash provided by operations decreased $0.9 million for the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily as a result of timing of recurring cash receipts and disbursements related to accrued expenses and subrogation recoveries.

     Net cash used in investing activities primarily reflects the Company's cost of the Acquisitions of $34.4 million, $8.5 million escrowed for earn-out potential and ongoing capital expenditures for facility expansion and system enhancements. Capital expenditures for the year ended December 31, 1999 were approximately $3.9 million. Over the next 12 months, the Company anticipates capital expenditures approximating $5.2 million for system upgrades and other fixed asset requirements to meet the requirements of the Company's growing revenue base.

     Net cash provided by financing activities for the year ended December 31, 1999 reflects $11.0 million in net cash borrowings from the Company's credit facility as discussed below and $1.4 million as a reduction in stockholders' equity, resulting from the stock repurchase program. See "-- Other
Matters -- Stock Repurchase Program".

     In February 1998, the Company entered into a $50 million senior secured line of credit agreement (the "Credit Facility") with National City Bank of Kentucky and the lenders named therein, replacing the Company's $10 million line of credit. The principal amount outstanding under the Credit Facility will mature on January 31, 2001 and bears interest at the Company's option, at either: (i) the Prime Rate plus the applicable margin in effect or (ii) the Eurodollar Rate plus the applicable margin in effect. The applicable margin is determined in accordance with a Pricing Grid based on the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. The agreement contains usual and customary covenants including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. As of December 31, 1999, the Company was in compliance with the covenants. The Credit Facility was amended in May 1998 and March 1999 to enable the Company to acquire entities that do not maintain audited financial statements and to use proceeds from the Credit Facility to repurchase up to $10 million of outstanding stock, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Matters."

     By contract, with respect to its standard subrogation recovery services, the Company disburses recoveries to its clients, for the most part, no later than the month following the month in which recoveries are made. At December 31, 1999 and December 31, 1998, the Company reported as a current asset on its balance sheets, restricted cash of $26.1 million, which includes the $8.5 million held in escrow related to the Subro Audit Acquisition earn-out, and $16.9 million, respectively, representing subrogation recoveries effected by HCRI for its clients. At December 31, 1999 and December 31, 1998, HCRI reported on its balance sheets, as a current liability, funds due clients of $13.2 million and $13.1 million, respectively, representing recoveries to be distributed to clients, net of the fee earned on such recoveries.

     The Company believes that its available cash resources, together with the borrowings available under the Credit Facility, will be sufficient to meet its current operating requirements and acquisitions and internal development initiatives.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     There are no recently issued accounting pronouncements, which are expected to have a significant impact on the Company, other than those previously disclosed and currently being applied.

OTHER MATTERS

  Stock Repurchase Program

     On March 12, 1999, HCRI's Board approved a stock repurchase program ("Plan") under which the Company may repurchase up to $10 million of HCRI Common Stock in the open market, from time to time, at prices per share deemed favorable by it. During the second quarter of 1999, HCRI repurchased 305,000 shares of its Common Stock, at an average purchase price per share of $4.50, which is reflected as treasury stock on the Balance Sheet as of December 31, 1999. No additional shares have been repurchased since the second quarter of 1999.

  Adoption of a Rights Plan

     On February 12, 1999, the Board adopted a Stockholder Rights Plan and declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of Common Stock of the Company. The dividend was payable to stockholders of record on March 1, 1999. The Rights, which will initially trade with the Common Stock, separate and become exercisable only upon the earlier to occur of (i) 10 days after the date (the "Stock Acquisition Date") of a public announcement that a person or group of affiliated persons has acquired 20% or more of the Common Stock (such person or group being hereinafter referred to as an "Acquiring Person") or (ii) 10 days (or such later date as the Board of Directors shall determine) after the commencement of, or announcement of an intention to make, a tender offer or exchange offer that could result in such person or group owning 20% or more of the Common Stock (the earlier of such dates being called the "Distribution Date"). When exercisable, each Right initially entitles the registered holder to purchase from the Company one one-hundredth of a share of a newly created class of preferred stock of the Company at a purchase price of $65 (the "Purchase Price"). The Rights are redeemable for $0.001 per Right at the option of the Board of Directors. The Rights expire on March 1, 2009.

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

  Related Party Transaction

     On February 12, 1999, the Board of Directors approved a loan in the amount of $350,000 to Patrick B. McGinnis, the Chairman and Chief Executive Officer of the Company, in exchange for a full recourse promissory note in the same amount from Mr. McGinnis. The full recourse promissory note bears interest at a rate equal to the Company's cost of borrowing under its Credit Facility, or if no loan amount is outstanding under the Credit Facility, the federal short-term rate. The $350,000 note and accrued interest of $18,641 were outstanding at December 31, 1999. The effective rate of interest was approximately 7.2%

EXTERNAL FACTORS

     The business of recovering subrogation and other claims for healthcare payors is subject to a wide variety of external factors. Prominent among these are factors that would materially change the healthcare payment, fault-based liability or workers' compensation systems. Examples of these factors include, but are not limited to, 1) the non-availability of recovery from such sources as property and casualty and workers' compensation coverages, 2) law changes that limit the use of or access to claims and medical records, or 3) the ability of healthcare payors to recover related claims and audit medical records. Because the Company's profitability depends in large measure upon obtaining and using claims data and medical records, the non-availability or decrease in their availability could have a material adverse effect on the Company.

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

     The Company provides services to healthcare plans that as of December 31, 1999 covered approximately 55.6 million lives. HCRI's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations. During 1999 and 1998, HCRI's largest client generated 23% and 28%, respectively, of HCRI's revenues. The loss of this account could have a material adverse effect on HCRI's business, results of operations and financial condition. On December 31, 1999, HCRI had backlog of $1,084.5 million. HCRI's revenues are earned under written contracts with its clients that generally provide for contingency fees from recoveries under a variety of pricing regimes. The pricing arrangements offered by HCRI to its clients include a fixed fee percentage, a fee percentage that declines as the number of lives covered by the client and subject to HCRI's service increases and a fee percentage that varies with HCRI's recovery performance.

YEAR 2000 ISSUES

     The Company previously recognized the material nature of the business issues surrounding the computer processing of dates into and beyond the Year 2000 and took corrective action. The Company's efforts included replacing and testing three basic aspects of its business operations: internal information technology ("IT") systems, including the internally-written systems that support subrogation and bill audit recovery; and internal non-IT systems, including office equipment; and material third-party relationships. Management believes that the Company has completed all of the activities within its control to ensure that the Company's systems are Year 2000 compliant and the Company has experienced no interruptions to normal operations due to the start of the Year 2000.

     The Company spent approximately $216,000 during 1999 related to Year 2000 readiness, which was higher than the expected total expenditure of $175,000 previously disclosed due to the additional costs of contract labor for continued retesting. The Company funded these costs through funds generated from operations and such costs were generally not incremental to existing IT budgets; internal resources were re-deployed and timetables for implementation of replacement systems were accelerated. The Company does not currently expect to apply any further funds to address Year 2000 issues.

     To date, the Company has not experienced any material disruptions of its internal computer systems or software applications, or with the computer systems or software applications of its third party vendors, suppliers or service providers. The Company will continue to monitor these third parties to determine the impact, if any, on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. Based upon the Company's assessment of compliance by third parties, there appears to be no material business risk posed by any such noncompliance. Moreover, the Company generally believes that the vendors that supply products to the Company for resale are responsible for the products' Year 2000 functionality.

     Although the Company's Year 2000 rollover did not present any material business interruptions, there are some remaining Year 2000-related risks, including risks due to the fact that Year 2000 is a leap year. These risks include potential product supply issues and other non-operational issues. Management believes that appropriate action has been taken to address these remaining Year 2000 issues and contingency plans are in place to minimize the financial impact to the Company. Management, however, cannot be certain that Year 2000 issues will not have a material adverse impact on the Company, since the evaluation process is not yet complete and it is early in the Year 2000.

ITEM 7A.  QUANTITATIVE & QUALITATIVE MARKET RISK DISCLOSURES

     The Company is exposed to market risk from changes in interest rates related to its Credit Facility. The impact on earnings and value of any debt under its Credit Facility is subject to change as a result of movements in market rates and prices. The Credit Facility is subject to variable interest rates. As of December 31, 1999, the Company had $11 million outstanding under its Credit Facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Healthcare Recoveries, Inc.

     In our opinion, the accompanying balance sheets and the related statements of income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Healthcare Recoveries, Inc. (the Company) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

PricewaterhouseCoopers LLP

Louisville, Kentucky
February 15, 2000

                          HEALTHCARE RECOVERIES, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                1999      1998
                                                              --------   -------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,670   $31,133
  Restricted cash...........................................    26,121    16,927
  Accounts receivable, less allowance for doubtful accounts
     of $380 in 1999 and $307 in 1998.......................     6,870     3,607
  Other current assets......................................     1,669     1,583
                                                              --------   -------
          Total current assets..............................    36,330    53,250
                                                              --------   -------
Property and equipment, at cost:
  Buildings and land........................................     5,482        --
  Furniture and fixtures....................................     3,095     2,527
  Office equipment..........................................     1,946     1,783
  Computer equipment........................................    11,253     7,991
  Leasehold improvements....................................     1,073       845
                                                              --------   -------
                                                                22,849    13,146
  Accumulated depreciation and amortization.................   (10,002)   (6,962)
                                                              --------   -------
          Property and equipment, net.......................    12,847     6,184
                                                              --------   -------
Cost in excess of net assets acquired, net..................    26,296        --
Identifiable intangibles, net...............................     5,496        --
Other assets................................................     1,274     1,569
                                                              --------   -------
          Total assets......................................  $ 82,243   $61,003
                                                              ========   =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $  1,914   $ 1,234
  Accrued expenses..........................................    11,986     5,516
  Funds due clients.........................................    13,178    13,118
  Income taxes payable......................................     1,018     2,484
                                                              --------   -------
          Total current liabilities.........................    28,096    22,352
Other liabilities...........................................     2,055     1,458
Long-term borrowings........................................    11,000        --
                                                              --------   -------
          Total liabilities.................................    41,151    23,810
                                                              --------   -------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000 shares authorized;
     no shares issued or outstanding........................        --        --
  Common stock, $.001 par value; 20,000 shares authorized;
     11,209 shares and 11,503 shares issued and outstanding
     at December 31, 1999 and 1998, respectively............        12        12
  Capital in excess of par value............................    22,541    22,428
  Treasury stock at cost, 305 shares........................    (1,373)       --
  Retained earnings.........................................    19,912    14,753
                                                              --------   -------
          Total stockholders' equity........................    41,092    37,193
                                                              --------   -------
          Total liabilities and stockholders' equity........  $ 82,243   $61,003
                                                              ========   =======

    The accompanying notes are an integral part of the financial statements.

                          HEALTHCARE RECOVERIES, INC.

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                               1999      1998      1997
                                                              -------   -------   -------
Claims revenues.............................................  $61,409   $48,734   $39,277
Cost of services............................................   31,451    22,199    18,523
                                                              -------   -------   -------
  Gross profit..............................................   29,958    26,535    20,754
Support expenses............................................   15,870    10,692     8,922
Depreciation and amortization...............................    4,954     2,334     1,181
Non-recurring compensation charge (See Note 8)..............       --        --     2,848
                                                              -------   -------   -------
  Operating income..........................................    9,134    13,509     7,803
Interest income.............................................    1,084     1,790     1,158
Interest expense............................................     (940)     (133)       --
Other -- Special Committee expenses.........................     (451)       --        --
                                                              -------   -------   -------
  Income before income taxes................................    8,827    15,166     8,961
Provision for income taxes..................................    3,665     6,266     4,959
                                                              -------   -------   -------
  Net income................................................  $ 5,162   $ 8,900   $ 4,002
                                                              =======   =======   =======
Earnings per common share (basic)...........................  $  0.46   $  0.78   $  0.37
                                                              =======   =======   =======
Earnings per common share (diluted).........................  $  0.46   $  0.77   $  0.37
                                                              =======   =======   =======

    The accompanying notes are an integral part of the financial statements.

                          HEALTHCARE RECOVERIES, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                           EQUITY
                                                            CAPITAL IN     FUNDING
                                         COMMON STOCK       EXCESS OF     FROM (TO)    RETAINED
                                      -------------------      PAR        MEDAPHIS     EARNINGS    TREASURY
                                        SHARES     AMOUNT     VALUE      CORPORATION   (DEFICIT)    STOCK      TOTAL
                                      ----------   ------   ----------   -----------   ---------   --------   -------
BALANCES, DECEMBER 31, 1996.........   9,800,000    $10      $    --        $ 182       $ 3,918    $    --    $ 4,110
Net Income..........................                                                      4,002                 4,002
Issuance of Common Stock............   1,470,000      1       19,241                                           19,242
Non-recurring compensation charge...     200,000               2,800                                            2,800
Distributions to Medaphis
  Corporation.......................                                         (182)       (2,067)               (2,249)
Other...............................                             (40)                                             (40)
                                      ----------    ---      -------        -----       -------    -------    -------
BALANCES, DECEMBER 31, 1997.........  11,470,000     11       22,001           --         5,853         --     27,865
Net income..........................                                                      8,900                 8,900
Issuance of Common Stock............      32,987      1          427                                              428
                                      ----------    ---      -------        -----       -------    -------    -------
BALANCES, DECEMBER 31, 1998.........  11,502,987     12       22,428           --        14,753         --     37,193
Net income..........................                                                      5,162                 5,162
Issuance of Common Stock............      10,720                  98                                               98
Repurchase of Common Stock..........    (305,000)                                                   (1,373)    (1,373)
Other...............................                              15                         (3)                   12
                                      ----------    ---      -------        -----       -------    -------    -------
BALANCES, DECEMBER 31, 1999.........  11,208,707    $12      $22,541        $  --       $19,912    $(1,373)   $41,092
                                      ==========    ===      =======        =====       =======    =======    =======

    The accompanying notes are an integral part of the financial statements.

                          HEALTHCARE RECOVERIES, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                1999      1998      1997
                                                              --------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  5,162   $ 8,900   $ 4,002
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Non-recurring compensation charge.........................        --        --     2,848
  Depreciation and amortization.............................     4,954     2,334     1,181
  Deferred income taxes.....................................       511       341      (295)
  Other.....................................................        15        --        --
  Changes in operating assets and liabilities:
     Restricted cash........................................       603    (2,720)    4,548
     Accounts receivable....................................    (2,153)   (1,100)     (581)
     Other current assets...................................        45      (960)     (379)
     Other assets...........................................        41      (318)   (1,085)
     Trade accounts payable.................................     1,175       248       400
     Accrued expenses.......................................     1,327       746     1,109
     Funds due clients......................................      (852)    1,475    (3,310)
     Income taxes payable...................................    (1,466)      730     1,754
     Other liabilities......................................      (472)      138       572
                                                              --------   -------   -------
          Net cash provided by operating activities.........     8,890     9,814    10,764
                                                              --------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................   (44,215)       --        --
Purchases of property and equipment.........................    (3,863)   (3,783)   (3,096)
                                                              --------   -------   -------
          Net cash used in investing activities.............   (48,078)   (3,783)   (3,096)
                                                              --------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock....................................        98       428    19,242
Distribution to Medaphis Corporation........................        --        --    (2,249)
Repurchase of common stock..................................    (1,373)       --        --
Line of credit proceeds.....................................    14,300        --        --
Line of credit repayments...................................    (3,300)       --        --
Other.......................................................        --        --       (40)
                                                              --------   -------   -------
          Net cash provided by financing activities.........     9,725       428    16,953
                                                              --------   -------   -------
Net (decrease) increase in cash and cash equivalents........   (29,463)    6,459    24,621
Cash and cash equivalents, beginning of period..............    31,133    24,674        53
                                                              --------   -------   -------
Cash and cash equivalents, end of period....................  $  1,670   $31,133   $24,674
                                                              ========   =======   =======
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Income tax payments.........................................  $  4,819   $ 5,293   $ 3,753
                                                              ========   =======   =======
Cash paid for interest expense..............................  $    844   $   132   $    --
                                                              ========   =======   =======
DETAILS OF BUSINESSES ACQUIRED IN PURCHASE TRANSACTIONS:
Fair value of assets acquired...............................  $ 45,813   $    --   $    --
Less: liabilities assumed...................................     1,598        --        --
                                                              --------   -------   -------
Cash paid for acquired businesses, net of cash acquired.....  $ 44,215   $    --   $    --
                                                              ========   =======   =======

    The accompanying notes are an integral part of the financial statements.

                          HEALTHCARE RECOVERIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Healthcare Recoveries, Inc. (hereinafter referred to as the "Company" or "HCRI"), a Delaware corporation, was incorporated on June 30, 1988. The Company provides complete outsourcing of certain medical cost containment services to the private healthcare payor industry. Its primary service is claims recovery, which entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and paid from the proceeds of liability or workers' compensation insurance. The Company's other medical cost containment services include hospital bill auditing, contract compliance review and cost management consulting, coordination of benefits and overpayments recovery services.

     The Company operated as an independent entity until August 28, 1995 when it was merged with and into a subsidiary of Medaphis Corporation ("Medaphis") in a transaction accounted for as a pooling of interests (the "Merger"). Prior to the Merger, the Company's redeemable convertible preferred stock was converted to Common Stock. As of the effective time of the Merger, each share of the then issued and outstanding Company Common Stock was exchanged for Medaphis common stock. Employee stock options of the Company outstanding at the effective time of the Merger were also substituted with similar options on Medaphis common stock. Subsequent to the Merger, Medaphis recapitalized the Company, effectively canceling all but 100 shares of common stock (not adjusted for the Stock Split as discussed in Note 12), pledged the assets and shares as collateral for Medaphis' bank debt, and made the Company a guarantor for Medaphis' bank debt.

     On May 21, 1997, the Company completed its initial public offering (the "Offering") of 9,800,000 shares of Common Stock, excluding 200,000 shares issued in connection with the non-recurring compensation charge (see Note 8). Medaphis sold all the shares. As a result, the Company received no proceeds from the sale of shares in the Offering. On June 9, 1997, the Company sold 1,470,000 shares of Common Stock to the underwriters of the Offering in satisfaction of the exercise of an over-allotment option, resulting in proceeds to the Company of approximately $19.2 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash, Cash Equivalents and Restricted Cash

     Cash and cash equivalents include cash, demand deposits and highly liquid investments with an original maturity of three months or less. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of the instruments.

     Restricted cash represents the balance in client-specific bank accounts of amounts collected on behalf of certain clients. A portion of the balance will be disbursed to clients in accordance with the terms of the contracts between the Company and its clients, while the remainder will be released to the Company. Restricted cash at December 31, 1999 includes $8.5 million for the potential Subro Audit (as defined herein) earn-out amount held in escrow (See Note 3).

     The Company's cash, cash equivalents and restricted cash have been placed with one financial institution.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives of property and equipment range from three to forty years. Depreciation expense for the years ended 1999, 1998, and 1997 was $3.1 million, $2.0 million, and $0.1 million, respectively.

                          HEALTHCARE RECOVERIES, INC.

     Effective January 1, 1998, the Company adopted Statement of Position 98-1, which requires the capitalization of internal and external costs incurred to develop or obtain computer software for internal use.

  Intangible Assets

     Cost in excess of net assets acquired represents the unamortized excess of cost over the fair value of tangible and identifiable intangible assets acquired and is being amortized on a straight-line basis over twenty years. Identifiable intangible assets are being amortized on a straight-line basis over varying periods, ranging from four to fifteen years. Amortization expense for the years ended 1999, 1998 and 1997 was $1.9 million, $0.3 million, and $0, respectively.

  Revenue Recognition

     Subrogation revenues are generally derived from contingent fee arrangements based on the recoveries effected by the Company on behalf of its clients. Revenue is recognized when a fee is earned based on the settlement of a case. A case is deemed settled when the parties agree on all material terms associated with the settlement. In response to operational changes which affect the Company's ability to identify when the parties reached agreement on all material terms, refinements were made to the estimation process with the intent of maintaining consistency in the timing of revenue recognition. The Company believes this change had no significant impact on its revenues for 1999.

  Special Committee

     In August 1999, the board of directors appointed a special committee to evaluate strategic alternatives available to the Company, including its possible sale. The Company incurred $451,000 of expenses related to the work of the special committee during 1999.

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

                          HEALTHCARE RECOVERIES, INC.

  Earnings per Common Share

     A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations follows (dollars in thousands, except per share results):

                                                                                  PER-SHARE
                                                        NET INCOME     SHARES      RESULTS
                                                        ----------   ----------   ---------
YEAR ENDED DECEMBER 31, 1999:
  Basic earnings per common share.....................    $5,162     11,287,724    $ 0.46
  Effect of dilutive stock options....................        --         43,547        --
  Diluted earnings per common share...................     5,162     11,331,271      0.46
YEAR ENDED DECEMBER 31, 1998:
  Basic earnings per common share.....................     8,900     11,484,266      0.78
  Effect of dilutive stock options....................  --......         70,676     (0.01)
  Diluted earnings per common share...................     8,900     11,554,942      0.77
YEAR ENDED DECEMBER 31, 1997:
  Basic earnings per common share.....................     4,002     10,752,384      0.37
  Effect of dilutive stock options....................        --         66,293        --
  Diluted earnings per common share...................     4,002     10,818,677      0.37

     Basic earnings per common share for 1997 were computed based on the weighted-average number of shares outstanding during the period after giving retroactive effect to the Stock Split (see Note 12). The dilutive effect of stock options is calculated using the treasury stock method. Options to purchase 1,088,358 and 360,550 shares for the years ended December 31, 1999 and 1998, respectively, were not included in the computation of diluted earnings per common share as the options' exercise prices were greater than the average market price of the common shares during the period.

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

3. ACQUISITIONS

     On January 25, 1999, HCRI acquired the assets and certain liabilities of Subro-Audit, Inc., a Wisconsin corporation ("SAI"), and a related entity, O'Donnell Leasing Co., LLP, a Wisconsin limited liability partnership ("ODL" and, together with SAI, "Subro Audit"), for approximately $24.4 million (the "Subro Audit Acquisition"), using available unrestricted cash. HCRI currently estimates that it may pay up to $7.0 million through January 2001, pursuant to an earn-out arrangement. SAI is based in Wisconsin and provides subrogation recovery services to an installed base of lives, which are covered by insurers, HMOs and employer-funded plans, throughout the United States. The Subro Audit Acquisition was accounted for using the purchase method of accounting.

     On February 15, 1999, HCRI acquired the assets and certain liabilities of MedCap Medical Cost Management, Inc., a California corporation ("MedCap"), for approximately $10 million, using available unrestricted cash and borrowed funds (the "MedCap Acquisition" and, together with the Subro Audit Acquisition, the "Acquisitions"). HCRI paid approximately $4.5 million on February 15, 2000 pursuant to an amendment to the original earn-out agreement. Pursuant to the same amendment, through January 15, 2001, HCRI may pay up to 50% of the fees collected in relation to certain negotiated contracts, less associated

                          HEALTHCARE RECOVERIES, INC.

expenses. MedCap provides a variety of medical cost management services to health insurers and HMOs, primarily in California. These services include hospital bill auditing, contract compliance review, identification of certain other payments, and cost management consulting services. The MedCap Acquisition was accounted for using the purchase method of accounting.

     If the Acquisitions had taken place on January 1, 1999, approximate claims revenues, net income and earnings per share for the year ended December 31, 1999 would have been $62.7 million, $5.1 million and $0.45 per share, respectively. If the Acquisitions had taken place on January 1, 1998, approximate claims revenues, net income and earnings per share for the year ended December 31, 1998 would have been $61.3 million, $7.5 million and $0.65 per share, respectively. The cost in excess of net tangible and identifiable intangible assets acquired, allocated and recorded in connection with the Acquisitions, was approximately $27.3 million and is being amortized over a 20-year period. These results may not necessarily reflect future results of operations or what the results of operations would have been had the Acquisitions actually been consummated at the beginning of the periods presented.

4. LEASE COMMITMENTS

     The Company leases office space in Louisville, Kentucky, Encino, California, and Pittsburgh, Pennsylvania. Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 1999 are as follows (in thousands):

2000........................................................  $1,614
2001........................................................   1,621
2002........................................................   1,559
2003........................................................   1,741
2004........................................................   1,681
Thereafter..................................................   6,647

     Rental expense, which includes amounts applicable to short-term leases, was approximately $1,302,000, $1,110,000, and $979,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

5. INCOME TAXES

     The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 consists of the following (in thousands):

                                                               1999     1998     1997
                                                              ------   ------   ------
Current:
  Federal...................................................  $2,310   $4,961   $3,941
  State and local...........................................     844      964    1,313
                                                              ------   ------   ------
                                                               3,154    5,925    5,254
                                                              ------   ------   ------
Deferred:
  Federal...................................................     428      286     (246)
  State and local...........................................      83       55      (49)
                                                              ------   ------   ------
                                                                 511      341     (295)
                                                              ------   ------   ------
                                                              $3,665   $6,266   $4,959
                                                              ======   ======   ======

                          HEALTHCARE RECOVERIES, INC.

     The following is a reconciliation of the effective tax rate to the federal statutory rate for the years ended December 31, 1999, 1998 and 1997:

                                                              1999   1998   1997
                                                              ----   ----   ----
Federal statutory rate......................................  34.0%  35.0%  35.0%
State and local taxes, net of federal tax benefit...........   6.9    6.8    6.8
Non-recurring compensation charge...........................    --     --   13.3
Other, net..................................................   0.6   (0.5)   0.2
                                                              ----   ----   ----
                                                              41.5%  41.3%  55.3%
                                                              ====   ====   ====

     Temporary differences giving rise to deferred taxes in the accompanying balance sheets at December 31, 1999 and 1998 consist of the following (in thousands):

                                                             1999                   1998
                                                     --------------------   --------------------
                                                     ASSETS   LIABILITIES   ASSETS   LIABILITIES
                                                     ------   -----------   ------   -----------
Accrued bonuses....................................  $  667                 $  585
Accounts receivable................................             $1,846                 $1,395
Accrued litigation.................................     832                    596
Other..............................................     315        545         163         15
                                                     ------     ------      ------     ------
                                                     $1,814     $2,391      $1,344     $1,410
                                                     ======     ======      ======     ======

     Management believes that the deferred tax assets are realizable based primarily on the existence of sufficient taxable income within the allowable carryback period.

6. MAJOR CLIENTS

     United HealthCare Group accounted for 23%, 28% and 31% of the Company's total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. No other client accounted for more than 10% of the Company's total revenues. The loss of this client could have a material adverse effect on the Company's results of operations, financial position and cash flows.

7. RELATED PARTY TRANSACTIONS

     The Company has entered into a contract for legal services with a professional service corporation that is wholly owned by one of the Company's officers. This arrangement exists solely for the purpose of minimizing the costs of legal services purchased by the Company on behalf of its clients. For the years ended December 31, 1999, 1998 and 1997, approximately $2,040,000, $1,320,000 and $1,001,000, respectively, was paid to this law firm for such legal services.

     On February 12, 1999, the Board of Directors approved a loan in the amount of $350,000 to Patrick B. McGinnis, the Chairman and Chief Executive Officer of the Company, in exchange for a full recourse promissory note in the same amount from Mr. McGinnis. The full recourse promissory note bears interest at a rate equal to the Company's cost of borrowing under its Credit Facility, or if no loan amount is outstanding under the Credit Facility, the federal short-term rate. The $350,000 note and accrued interest of $18,641 were outstanding at December 31, 1999. The effective rate of interest was approximately 7.2%.

8. NON-RECURRING COMPENSATION CHARGE

     During the second quarter of 1997, the Company recognized a non-recurring, non-cash compensation charge of approximately $2.8 million relating to a bonus comprised of 200,000 shares of the Company's Common Stock granted by the Company to certain members of the Company's executive management upon

                          HEALTHCARE RECOVERIES, INC.

consummation of the Offering. The amount of the charge approximated the fair value of the shares granted based on the Offering price of $14.00 per share.

9. EMPLOYEE BENEFIT PLAN

  Pension Plan

     Effective on January 1, 1997, the Company's employees began participation in the Company's 401(k) defined contribution pension plan. An annual expense provision for the plan is based upon the level of employee participation, as the plan requires the Company to match a certain portion of the employees' contributions. Total retirement plan expense was approximately $877,200, $522,300 and $235,800 for the years ended December 31, 1999, 1998 and 1997, respectively.

OTHER

     Accrued bonuses included in the accompanying balance sheets at December 31, 1999 and 1998 approximate $4.5 and $4.4 million, respectively.

10. CONTINGENCIES

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

11. CREDIT FACILITY

     On February 1, 1998, the Company entered into an agreement providing for an unsecured revolving line of credit (the "Credit Facility"), with borrowings of up to a maximum of $50 million, expiring on January 31, 2001. An amount of $11 million was outstanding as of December 31, 1999. The Credit Facility replaced an existing $10 million revolving line of credit. Principal amounts outstanding under the Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined margin based on the ratio of the Company's total indebtedness to earnings before interest, taxes, depreciation and amortization. The agreement contains customary covenants and events of default including maintenance of certain minimum interest coverage and leverage ratios and a minimum level of net worth. The agreement also contains a material adverse change clause. The Company does not expect changes in interest rates to have a material effect on its financial position, results of operations or cash flows in 2000. The Credit Facility was amended in May 1998 and March 1999 to enable the Company to acquire entities that do not maintain audited financials and to use proceeds from the Credit Facility to repurchase up to $10 million of outstanding Common Stock.

12. RECAPITALIZATION

     On May 16, 1997, the Company amended its Certificate of Incorporation to authorize 2,000,000 shares of $.001 par value preferred stock and 20,000,000 shares of $.001 par value Common Stock, of which 9,800,000 shares of Common Stock were issued and outstanding after a 98,000-for-1 Common Stock split ("Stock Split"), which the Company declared to be effective immediately prior to the Offering. The Stock Split was effected in the form of a stock dividend. Accordingly, all references in the accompanying financial statements to number of shares and related per share results have been restated to reflect these changes.

                          HEALTHCARE RECOVERIES, INC.

13. SEPARATION AGREEMENT WITH MEDAPHIS

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

     The Separation Agreement also provided that (i) the Company would pay (without markup or markdown) Medaphis after the consummation of the Offering for any goods or services purchased from or through Medaphis prior to consummation but not paid for prior to such consummation; (ii) Medaphis would cause its bank lenders to release in connection with the Offering the Company's guaranty of Medaphis' bank debt, all liens on the Company's assets and the common stock to be sold by Medaphis pursuant to the Offering; (iii) the Company would upon consummation of the Offering assume responsibility for providing health insurance or insurance coverage to former company employees (and their eligible dependents) who had exercised their right under federal law to obtain such insurance or insurance coverage in accordance with applicable federal law; (iv) assets and liabilities under the Medaphis "cafeteria" employee benefit plan relating to the Company's employees would be transferred to a new Company "cafeteria" benefit plan, together with an adjusting payment to or from the Company to reflect any difference between plan assets and liabilities; (v) after consummation of the Offering, Medaphis would transfer assets in the Medaphis 401(k) retirement plan that relate to the Company's employees to a new 401(k) retirement plan in a manner that satisfies legal requirements for interplan asset transfers; (vi) all stock options held by the Company's employees as of the consummation of the Offering would, in accordance with the particular option plan under which such options were granted, become immediately vested as of such date and any such optionees would be entitled to exercise their options in accordance with the terms of the particular option agreements relating to the granting of such options; (vii) effective as of the consummation of the Offering, the Company was required to have in place certain insured and self-funded welfare benefit plans and arrangements to cover those Company employees who were covered by such types of plans prior to such date; and (viii) Medaphis would pay, in one lump sum, the account balances under the Medaphis Executive Deferred Compensation Plan due to those plan participants who would be continuing employment with the Company after consummation of the Offering.

     With respect to indemnification, the Separation Agreement provided that (i) the Company would indemnify Medaphis for federal, state and local income and other tax liability relating to the Company for all periods ending on or prior to August 28, 1995, the date of the Merger, and for all periods after the consummation of the Offering; (ii) Medaphis would indemnify the Company for federal income tax liability relating to Medaphis or any of its subsidiaries (including the Company), and for state and local income and other tax liability relating to Medaphis or any subsidiaries (other than the Company), from August 29, 1995 to the date of consummation of the Offering; (iii) the Company would indemnify Medaphis from liability due to or arising out of acts or failures to act of the Company in the periods described in clause (i); (iv) Medaphis would indemnify the Company from liability due to or arising out of the acts or failures to act of Medaphis or any of its subsidiaries (other than the Company) for all periods described in (i) and (ii); and (v) Medaphis would indemnify the non-employee directors of the Company from certain liabilities arising out of the Offering, including liabilities under the Securities Act of 1933.

                          HEALTHCARE RECOVERIES, INC.

14. COMMON STOCK OPTIONS

     Upon consummation of the Offering, the Company adopted the Healthcare Recoveries, Inc. Non-Qualified Stock Option Plan for Eligible Employees (the "Employee's Plan"), the Healthcare Recoveries, Inc. Amended and Restated Directors' Stock Option Plan (the "Directors' Plan") and the Healthcare Recoveries, Inc. Employee Stock Purchase Plan (the "Purchase Plan"). On December 8, 1997, the Company adopted the Healthcare Recoveries, Inc. 1997 Stock Option Plan for Eligible Participants (the "1997 Plan").

     The Employees' Plan provides for the award of stock options to certain officers and key employees of the Company. Options under the Employees' Plan are exercisable at 100% of the market value of the Company's Common Stock on the date of grant. Awards under the Employees' Plan vest ratably over a three-year period and expire ten years from the date of grant. As provided in the Employees' Plan, all options granted to the Company's employees automatically vest in the event of a change in control. At December 31, 1999, 673,750 shares of Common Stock were reserved for issuance under the Employees' Plan, including 139,861 shares available for future award.

     The Directors' Plan provides for the grant of options to purchase the Company's Common Stock to each non-employee director of the Company. Options under the Directors' Plan are exercisable at 100% of the market value of the Company's Common Stock on the date of grant. Pursuant to the Directors' Plan, each eligible director is to be granted on the date he or she first becomes a director an option to purchase 10,000 shares of Common Stock, and each eligible director is to be granted on the date of each annual meeting of stockholders of the Company beginning in 1998 an option to purchase 2,000 shares of Common Stock, for so long as shares are available under the Directors' Plan, but not after March 31, 2002. Terms of options granted under this plan commence on the date of grant and expire on the tenth anniversary of the grant date. Each option is to become exercisable when vested. The options vest ratably over a three-year period, provided that the optionee must be a non-employee director of the Company on each such anniversary in order for options to vest on such date. At December 31, 1999, 150,000 shares of Common Stock were reserved for issuance under the Directors' Plan, including 80,000 shares available for future award.

     Under the Purchase Plan, eligible employees may purchase shares of the Company's Common Stock, subject to certain limitations, at 85% of its market value. Purchases are made from payroll deductions up to a maximum of 15% of an employee's eligible annual compensation. During the year ended December 31, 1999, 10,720 shares of the Company's Common Stock were purchased under the Purchase Plan, resulting in 282,543 reserved shares of Common Stock being available for purchase at December 31, 1999.

     The 1997 Plan provides for the grant of options to purchase the Company's Common Stock to eligible participants of the Company at 100% of the market value of the Company's Common Stock on the date of grant. Awards under the 1997 Plan expire ten years from the date of grant and vest according to the terms that the compensation committee of the Board of Directors determines in its sole discretion. As provided in the 1997 Plan, all options granted to the Company's employees automatically vest in the event of a change in control. At December 31, 1999, 1,760,000 shares of Common Stock have been reserved under the 1997 Plan, of which 801,614 shares are available for future award.

                          HEALTHCARE RECOVERIES, INC.

     Activity related to the Employees' Plan, Directors' Plan and 1997 Plan for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:

                                 1999                        1998                        1997
                       -------------------------   -------------------------   -------------------------
                       SHARES   WEIGHTED-AVERAGE   SHARES   WEIGHTED-AVERAGE   SHARES   WEIGHTED-AVERAGE
                       (000)     EXERCISE PRICE    (000)     EXERCISE PRICE    (000)     EXERCISE PRICE
                       ------   ----------------   ------   ----------------   ------   ----------------
Options outstanding
  as of January 1....   1,085        $16.58           723        $14.93            --        $   --
  Granted............     640          6.01           537         17.85           728         14.94
  Exercised..........      --            --           (26)        17.60            --            --
  Canceled...........    (163)        13.51          (149)        15.79             5         15.87
                       ------                      ------                      ------
Options outstanding
  as of December 31..   1,562         12.55         1,085         16.58           723         14.93
                       ======                      ======                      ======
Weighted-average fair
  value of options
  granted during the
  year (per share)...  $ 1.94                      $ 8.07                      $ 6.54
                       ======                      ======                      ======

     The following table summarizes information about options outstanding under the Employees' Plan, Directors' Plan and 1997 Plan at December 31, 1999:

                                           OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                 ---------------------------------------   ------------------------
                                    NUMBER       WEIGHTED-                    NUMBER
                                 OUTSTANDING      AVERAGE      WEIGHTED-   OUTSTANDING    WEIGHTED-
                                 DECEMBER 31,    REMAINING      AVERAGE    DECEMBER 31,    AVERAGE
                                     1999       CONTRACTUAL    EXERCISE        1999       EXERCISE
   RANGE OF EXERCISE PRICES         (000)       LIFE (YEARS)     PRICE        (000)         PRICE
   ------------------------      ------------   ------------   ---------   ------------   ---------
$2.75 - $15.938................     1,088           8.3          $9.67         388         $14.36
$16.37 - $23.50................       474           8.2          19.16         207          18.63
                                    -----                                      ---
                                    1,562           8.3          12.55         595          15.84
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

                          HEALTHCARE RECOVERIES, INC.

     All options under the Medaphis Plans were either exercised or canceled as of December 31, 1997. Activity related to 1997 is summarized as follows:

                                                                        1997
                                                              -------------------------
                                                              SHARES   WEIGHTED-AVERAGE
                                                              (000)     EXERCISE PRICE
                                                              ------   ----------------
Options outstanding as of January 1.........................    412         $14.06
  Exercised.................................................   (227)          7.37
  Canceled..................................................   (185)         28.64
                                                               ----
Options outstanding as of December 31.......................     --
                                                               ====

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

     The Company accounts for options granted under its employee stock-based compensation plans in accordance with APB No. 25. As a result, the Company has not recognized compensation expense for stock options granted with an exercise price equal to the quoted market price of the common stock on the date of grant and which vest based solely on continuation of employment by the recipient of the option award. The Company adopted SFAS No. 123 for disclosure purposes in 1996. For SFAS No. 123 purposes, the fair value of each option grant and stock based award has been estimated as of the date of grant using the Black-Scholes option pricing model. The following summarizes the weighted average assumptions used in valuing awards under the Employees' Plan, Directors' Plan and 1997 Plan:

                                                              1999    1998   1997
                                                              -----   ----   ----
Expected life (years).......................................    5.0    5.0    5.0
Risk-free interest rate.....................................    5.7%   5.5%   5.8%
Dividend yield..............................................    0.0    0.0    0.0
Expected volatility.........................................  137.3   38.2   40.0

     Had compensation expense been recognized under the provisions of SFAS No. 123, utilizing the assumptions in the table above, the Company's net income for the years ended December 31, 1999, 1998 and 1997 and earnings per common share (basic and diluted) for the years ended December 31, 1999, 1998 and 1997 would have decreased to the following pro forma amounts:

                                                               1999     1998     1997
                                                              ------   ------   ------
Net Income As reported......................................  $5,162   $8,900   $4,002
Proforma....................................................   3,021    7,333    3,534
Earnings per common share:
As reported (basic).........................................    0.46     0.78     0.37
As reported (diluted).......................................    0.46     0.77     0.37
Proforma (basic and diluted)................................    0.27     0.64     0.33

     The effects of applying SFAS No. 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma net income or earnings per common share for future years because variables such as option grants, option exercises, and stock price volatility included in the disclosures may not be indicative of actual future activity.

                          HEALTHCARE RECOVERIES, INC.

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     A summary of the Company's quarterly results of operations follows (dollars in thousands, except per share amounts):

                                                     FIRST    SECOND     THIRD    FOURTH
                                                    -------   -------   -------   -------
YEAR ENDED DECEMBER 31, 1999:
Claims revenues...................................  $13,860   $15,793   $15,247   $16,508
Income before income taxes........................    2,391     2,417     2,098     1,924
Net income........................................    1,398     1,415     1,227     1,124
Earnings per common share (basic).................     0.12      0.13      0.11      0.10
Earnings per common share (diluted)...............     0.12      0.13      0.11      0.10

YEAR ENDED DECEMBER 31, 1998:
Claims revenues...................................  $11,196   $12,025   $12,719   $12,794
Income before income taxes........................    3,608     3,704     3,865     3,989
Net income........................................    2,093     2,171     2,277     2,359
Earnings per common share (basic).................     0.18      0.19      0.20      0.21
Earnings per common share (diluted)...............     0.17      0.19      0.20      0.21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to Directors and Executive Officers of the Registrant is included in the sections entitled "Management of the Company", "Executive Officers", "Certain Relationships and Related Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2000 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the sections entitled "Executive Compensation", "Stock Option Grants", "Stock Option Exercises", "Compensation Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Stock Price Performance Graph" of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2000 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the sections entitled "Management Common Stock Ownership" and "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2000 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the sections entitled "Executive Compensation" and "Certain Relationships and Related Transactions" of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2000 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     Report of Independent Accountants

     Balance Sheets -- years ended December 31, 1999 and 1998

     Statements of Income -- years ended December 31, 1999, 1998, and 1997

     Statements of Changes in Stockholders' Equity -- years ended December 31, 1999, 1998, and 1997

     Statements of Cash Flow -- years ended December 31, 1999, 1998, and 1997

        2. Financial Statement Schedules (none required)

        3. Exhibits

     The following list of Exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

 2.1   --   Asset Purchase Agreement, dated as of December 4, 1998, by and among the Registrant, MedCap Medical Cost Management,
            Inc. and Marcia Deutsch (incorporated by reference to
            Exhibit 2.1 of Registrant's Current Report on Form 8-K,
            filed December 11, 1998, File No. 000-22585).
 2.2   --   Asset Purchase Agreement, dated as of January 3, 1999, by
            and among the Registrant, Subro-Audit, Inc., O'Donnell
            Leasing Co., LLP, Kevin M. O'Donnell and Leah Lampone
            (incorporated by reference to Exhibit 2.1 of Registrant's
            Current Report on Form 8-K, filed January 11, 1999, File No.
            000-22585).
 2.3   --   Amendment to Asset Purchase Agreement by and among the
            Registrant, Subro-Audit, Inc., O'Donnell Leasing Co., LLP,
            Kevin O'Donnell and Leah Lampone, dated as of January 25,
            1999 (incorporated by reference to Exhibit 2.2 of
            Registrant's Current Report on Form 8-K, filed February 3,
            1999, File No. 000-22585).
 3.1   --   Amended and Restated Certificate of Incorporation of the
            Registrant (incorporated by reference to Exhibit 3.1 of
            Registrant's Amendment No. 2 to Registration Statement on
            Form S-1, File No. 333-23287).
 3.2   --   Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's Amendment No. 2 to Registration Statement on Form S-1, File No. 333-23287).
 4.1   --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant's Amendment No. 1 to
            Registration Statement on Form S-1, File No. 333-23287).
 4.2   --   Rights Agreement, dated February 12, 1999, between the
            Registrant and National City Bank, as Rights Agent, which
            includes as Exhibit A the Form of Certificate of
            Designations of the Preferred Stock, as Exhibit B the Form
            of Right Certificate and as Exhibit C the Summary of Rights
            to Purchase Preferred Stock (incorporated by reference to
            Exhibit 4.1 of Registrant's Form 8-A, filed February 16,
            1999, File No. 000-22585).
10.1   --   Healthcare Recoveries, Inc. Non-Qualified Stock Option Plan
            for Eligible Employees (incorporated by reference to Exhibit
            4.2 of Registrant's Registration Statement on Form S-1, File
            No. 333-23287).
10.2   --   Healthcare Recoveries, Inc. Amended and Restated Directors'
            Stock Option Plan (incorporated by reference to Exhibit 10.2 of Registrant's Annual Report on Form 10-K for the fiscal
            year ended December 31, 1998).
10.3   --   Healthcare Recoveries, Inc. 1997 Stock Option Plan for
            Eligible Participants (incorporated by reference to Annex A of Registrant's Proxy Statement for a Special Meeting, dated
            November 10, 1997).
10.4   --   Healthcare Recoveries, Inc. Employee Stock Purchase Plan
            (incorporated by reference to Registrant's Registration
            Statement on Form S-8, File No. 333-41557).
10.5   --   Employment Agreement between the Registrant and Patrick B.
            McGinnis (incorporated by reference to Exhibit 10.2 to
            Registrant's Registration Statement on Form S-1, File No.
            333-23287).
10.6   --   Amendment No. 1 to Employment Agreement between the
            Registrant and Patrick B. McGinnis, dated February 12, 1999
            (incorporated by reference to Exhibit 10.6 of Registrant's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1998).
10.7   --   Employment Agreement between the Registrant and Kevin M.
            O'Donnell, dated January 25, 1999 (incorporated by reference to Exhibit 10.9 of Registrant's Annual Report on Form 10-K
            for the fiscal year ended December 31, 1998).
10.8   --   Separation Agreement between Medaphis and the Registrant
            (incorporated by reference to Exhibit 10.1 of Registrant's
            Amendment No. 2 to Registration Statement on Form S-1, File
            No. 333-23287).
10.9   --   Divestiture Bonus Agreement (incorporated by reference to
            Exhibit 10.4 of Registrant's Amendment No. 2 to Registration
            Statement on Form S-1, File No. 333.23287).
10.10  --   Supplemental Retirement Savings Plan (incorporated by
            reference to Exhibit 10.5 of Registrant's Amendment No. 2 to
            Registration Statement on Form S-1, File No. 333-23287).

10.11  --   Lease between W&M Kentucky, Inc. and the Registrant
            (incorporated by reference to Exhibit 10.6 of Registrant's
            Registration Statement on Form S-1, File No. 333-23287).
10.12  --   Lease Addendum VI between W&M of Kentucky, Inc. and the
            Registrant, dated December 22, 1999.
10.13  --   Annual Bonus Plan (incorporated by reference to Exhibit 10.7 of Registrant's Amendment No. 2 to Registration Statement on
            Form S-1, File No. 333-23287).
10.14  --   Credit Agreement, dated as of February 1, 1998 by and among the Registrant, the Lending Institutions Named Therein and
            National City Bank of Kentucky (incorporated by Reference to
            Exhibit 10.12 of Registrant's Annual Report on Form 10-K for
            the fiscal year ended December 31, 1997).
10.15  --   Amendment No. 1 to the Credit Agreement, dated as of May 15,
            1998 by and among the Registrant, the Lending Institutions
            Named Therein and National City Bank of Kentucky
            (incorporated by reference to Exhibit 10.17 of Registrant's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1998).
10.16  --   Amendment No. 2 to the Credit Agreement, dated as of March
            19, 1999 by and among the Registrant, the Lending
            Institutions Named Therein and National City Bank of
            Kentucky (incorporated by reference to Exhibit 10.17 of
            Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.17  --   Employment Agreement between the Registrant and Timothy E.
            Cahill, dated October 19, 1999.
10.18  --   Employment Agreement between the Registrant and Robert L.
            Jefferson, dated November 29, 1999.
10.19  --   Form of Change-in-Control Agreement between the Registrant and Douglas R. Sharps, Debra M. Murphy, Mark J. Bates and
            Robert G. Bader, dated February 24, 2000.
10.20  --   Form of Severance Agreement between the Registrant and
            Douglas R. Sharps, Debra M. Murphy, Mark J. Bates and Robert
            G. Bader dated February 24, 2000.
10.21  --   Promissory Note Payable to HealthCare Recoveries, Inc. from
            Patrick B. McGinnis.
23.1   --   Consent of PricewaterhouseCoopers LLP.
27.1   --   Financial Data Schedule. (for SEC use only)
99.1   --   Healthcare Recoveries, Inc. Private Securities Litigation
            Reform Act of 1995 Safe Harbor Compliance Statement for
            Forward-Looking Statement.

     (b) Reports on Form 8-K

          A report on Form 8-K/A, filed on December 8, 1999, related to a first amendment to the Earnout Agreement among the Company, MedCap Medical Cost Management, Inc. ("MedCap") and Marcia Deutsch (the "Asset Purchase Agreement"). The first amendment revises the earn-out arrangement to provide for a fixed payment and a negotiated amount to be calculated monthly thereafter through January 15, 2001 based on a percentage of actual collections received each month on certain claims from certain contracts.

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

                                               HEALTHCARE RECOVERIES, INC.

                                          By:    /s/ PATRICK B. MCGINNIS
                                            ------------------------------------
                                                    Patrick B. McGinnis
                                               Chairman, President and Chief
                                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----

               /s/ PATRICK B. MCGINNIS                   Chairman, President and Chief     March 14, 2000
-----------------------------------------------------      Executive Officer (Principal
                 Patrick B. McGinnis                       Executive Officer)

                /s/ DOUGLAS R. SHARPS                    Executive Vice President and      March 14, 2000
-----------------------------------------------------      Chief Financial Officer
                  Douglas R. Sharps                        (Principal Financial and
                                                           Accounting Officer)

             /s/ WILLIAM C. BALLARD, JR.                 Director                          March 14, 2000
-----------------------------------------------------
               William C. Ballard, Jr.

                  /s/ JILL L. FORCE                      Director                          March 14, 2000
-----------------------------------------------------
                    Jill L. Force

                 /s/ JOHN H. NEWMAN                      Director                          March 14, 2000
-----------------------------------------------------
                   John H. Newman

               /s/ ELAINE J. ROBINSON                    Director                          March 14, 2000
-----------------------------------------------------
                 Elaine J. Robinson

               /s/ CHRIS B. VAN ARSDEL                   Director                          March 14, 2000
-----------------------------------------------------
                 Chris B. Van Arsdel