Form 10-Q
period 2000-03-31
HEALTHCARE RECOVERIES INC
filed 2000-05-12
CIK 858629

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 12, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     As of May 12, 2000, 10,911,188 shares of the Registrant's Common Stock, $0.001 par value were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HEALTHCARE RECOVERIES, INC.

                                   FORM 10-Q
                                 MARCH 31, 2000

                                     INDEX

                                                              PAGE
                                                              ----
PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
  Condensed Balance Sheets as of March 31, 2000 and December
     31, 1999...............................................    1
  Condensed Statements of Income for the three months ended
     March 31, 2000 and 1999................................    2
  Condensed Statements of Cash Flows for the three months
     ended March 31, 2000 and 1999..........................    3
  Notes to Condensed Financial Statements...................    4
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    7
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................   13

PART II:  OTHER INFORMATION
Item 1. Legal Proceedings...................................   14
Item 6. Exhibits and Reports on Form 8-K....................   17
Signatures..................................................   18

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY HEALTHCARE RECOVERIES, INC. OR MEMBERS OF ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HEALTHCARE RECOVERIES, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT
99.1 TO THIS FORM 10-Q, AND ARE HEREBY INCORPORATED BY REFERENCE. HEALTHCARE RECOVERIES, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS OR CIRCUMSTANCES, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

                             FINANCIAL INFORMATION

                          HEALTHCARE RECOVERIES, INC.

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $    226      $  1,670
  Restricted cash...........................................    24,134        26,121
  Accounts receivable, less allowance for doubtful accounts
    of $435 in 2000 and $380 in 1999........................     8,673         6,870
  Other current assets......................................     1,395         1,319
                                                              --------      --------
         Total current assets...............................    34,428        35,980
                                                              --------      --------
Property and equipment, at cost:
  Buildings and land........................................     4,001         5,482
  Furniture and fixtures....................................     3,194         3,095
  Office equipment..........................................     1,957         1,946
  Computer equipment........................................    11,991        11,253
  Leasehold improvements....................................     1,102         1,073
                                                              --------      --------
                                                                22,245        22,849
  Accumulated depreciation and amortization.................   (10,888)      (10,002)
                                                              --------      --------
         Property and equipment, net........................    11,357        12,847
                                                              --------      --------
  Cost in excess of net assets acquired, net................    28,819        26,296
  Identifiable intangibles, net.............................     5,355         5,496
  Other assets..............................................     1,514         1,274
                                                              --------      --------
         Total assets.......................................  $ 81,473      $ 81,893
                                                              ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $  1,571      $  1,914
  Accrued expenses..........................................     8,579        12,005
  Funds due clients.........................................    11,844        13,178
  Income taxes payable......................................     1,710         1,018
                                                              --------      --------
         Total current liabilities..........................    23,704        28,115
Other liabilities...........................................     1,868         2,055
Long-term borrowings........................................    14,000        11,000
                                                              --------      --------
         Total liabilities..................................    39,572        41,170
                                                              --------      --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value per share; 2,000 shares
    authorized; no shares issued or outstanding.............        --            --
  Common stock, $.001 par value per share; 20,000 shares
    authorized; 11,225 and 11,209 shares issued and
    outstanding as of March 31, 2000 and December 31, 1999,
    respectively............................................        12            12
  Capital in excess of par value............................    22,595        22,541
  Other.....................................................      (375)         (369)
  Treasury stock at cost, 305 shares........................    (1,373)       (1,373)
  Retained earnings.........................................    21,042        19,912
                                                              --------      --------
         Total stockholders' equity.........................    41,901        40,723
                                                              --------      --------
         Total liabilities and stockholders' equity.........  $ 81,473      $ 81,893
                                                              ========      ========

     The accompanying notes are an integral part of the condensed financial statements.

                          HEALTHCARE RECOVERIES, INC.

                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Claims revenues.............................................  $16,567    $13,860
Cost of services............................................    8,466      6,995
                                                              -------    -------
          Gross profit......................................    8,101      6,865
Support expenses............................................    4,541      3,600
Depreciation and amortization...............................    1,536        994
                                                              -------    -------
          Operating income..................................    2,024      2,271
Interest income.............................................      239        260
Interest expense............................................     (242)      (140)
Other -- Special Committee expenses.........................       90         --
                                                              -------    -------
          Income before income taxes........................    1,931      2,391
Provision for income taxes..................................      801        993
                                                              -------    -------
          Net income........................................  $ 1,130    $ 1,398
                                                              =======    =======
Earnings per common share (basic and diluted)...............  $  0.10    $  0.12
                                                              =======    =======

     The accompanying notes are an integral part of the condensed financial statements.

                          HEALTHCARE RECOVERIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------   --------
Cash flows from operating activities:
  Net income................................................  $ 1,130   $  1,398
  Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Depreciation and amortization..........................    1,536        994
     Deferred income taxes..................................       (2)       164
     Other..................................................       (3)        --
     Changes in operating assets and liabilities:
       Restricted cash......................................    1,987        757
       Accounts receivable..................................   (1,803)      (706)
       Other current assets.................................      571        427
       Other assets.........................................     (357)      (291)
       Trade accounts payable...............................     (973)       651
       Accrued expenses.....................................   (1,717)      (446)
       Funds due clients....................................   (1,334)      (715)
       Income taxes payable.................................      692        (86)
       Other liabilities....................................     (188)      (439)
                                                              -------   --------
          Net cash (used in) provided by operating
           activities.......................................     (461)     1,708
                                                              -------   --------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   (4,545)   (43,481)
  Disposals of property and equipment.......................    1,388         --
  Purchases of property and equipment.......................     (877)      (984)
                                                              -------   --------
          Net cash used in investing activities.............   (4,034)   (44,465)
                                                              -------   --------
Cash flows from financing activities:
  Line of credit proceeds...................................    6,600     12,300
  Line of credit repayments.................................   (3,600)        --
  Issuance of common stock..................................       51        136
                                                              -------   --------
          Net cash provided by financing activities.........    3,051     12,436
                                                              -------   --------
Net decrease in cash and cash equivalents...................   (1,444)   (30,321)
Cash and cash equivalents, beginning of period..............    1,670     31,133
                                                              -------   --------
Cash and cash equivalents, end of period....................  $   226   $    812
                                                              =======   ========

     The accompanying notes are an integral part of the condensed financial statements.

                          HEALTHCARE RECOVERIES, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     The accompanying financial statements are presented in a condensed format and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual financial statements. Accordingly, for further information, the reader of this Form 10-Q may wish to refer to the Company's audited financial statements as of and for the year ended December 31, 1999, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 14, 2000.

     The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair presentation of interim results. All such adjustments are of a normal and recurring nature. Certain financial statement amounts have been reclassified in the prior year to conform to current period presentation.

2.  CONTINGENCIES

     The Company is engaged in the business of identifying and recovering subrogation and related claims of its clients, many of which arise in the context of personal injury lawsuits. As such, the Company operates in a litigation-intensive environment. The Company has been, from time to time, and in the future expects to be, named as a party in litigation incidental to its business operations. To date, the Company has not been involved in any litigation which has had a material adverse effect upon the Company, but there can be no assurance that pending litigation or future litigation will not have a material adverse effect on the Company's business, results of operations or financial condition.

3.  CREDIT FACILITY

     On February 1, 1998, the Company entered into an agreement providing for a secured revolving credit agreement (the "Credit Facility"), with borrowings of up to a maximum of $50 million. An amount of $14 million was outstanding as of March 31, 2000. Principal amounts outstanding under the Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined

                          HEALTHCARE RECOVERIES, INC.

3.  CREDIT FACILITY -- (CONTINUED)
margin based on the ratio of the Company's total indebtedness to earnings before interest, taxes, depreciation and amortization. The agreement contains customary covenants and events of default including maintenance of certain minimum interest coverage and leverage ratios and a minimum level of net worth. The agreement also contains a material adverse change clause. The Company does not expect changes in interest rates to have a material effect on its financial position, results of operations or cash flows in 2000. The Credit Facility was amended in May 1998 and March 1999 to enable the Company to acquire entities that do not maintain audited financial statements and to use proceeds from the Credit Facility to repurchase up to $10 million of outstanding Common Stock. The Company negotiated a third amendment to the Credit Facility, effective May 15, 2000, that extended the maturity date from January 31, 2001 to April 30, 2002, lowered the maximum borrowing to $40 million, increased the pricing margins for borrowings and commitment fees and added an additional leverage and financial ratio.

4.  STOCK REPURCHASE PLAN

     HCRI's Board approved a stock repurchase plan on March 12, 1999 under which the Company is authorized to repurchase, from time to time, up to $10 million of HCRI Common Stock in the open market, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $10 million of HCRI Common Stock or until it otherwise determines to terminate the stock repurchase plan. During 1999, HCRI acquired 305,000 shares of its Common Stock, at an average price per share of $4.50, which is reflected as treasury stock on the accompanying Condensed Balance Sheets (Unaudited). During May 2000, HCRI acquired an additional 314,000 shares of its Common Stock, at an average price of $2.92.

5.  EARNINGS PER COMMON SHARE

     Reconciliations of the average number of common shares outstanding used in the calculation of earnings per common share and earnings per common share assuming dilution are as follows (dollars and shares in thousands, except per share results):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Weighted average number of common shares outstanding........   11,225     11,503
Add: Dilutive stock options.................................       11         11
                                                              -------    -------
Number of common shares outstanding.........................   11,236     11,514
                                                              =======    =======
Net earnings for earnings per common share (basic and
  diluted)..................................................  $ 1,130    $ 1,398
                                                              =======    =======
Earnings per common share:
  Basic.....................................................  $  0.10    $  0.12
                                                              =======    =======
  Diluted...................................................  $  0.10    $  0.12
                                                              =======    =======

     Basic earnings per common share were computed based on the weighted-average number of shares outstanding during the period. The dilutive effect of stock options was calculated using the treasury stock method. Options to purchase approximately 1,441,000 and 1,189,000 shares for the periods ending March 31, 2000 and 1999, respectively, were not included in the computation of diluted earnings per common share because the exercise prices of those options were greater than the average market price of the common shares during the respective periods.

                          HEALTHCARE RECOVERIES, INC.

6.  ACQUISITIONS

     On January 25, 1999, HCRI acquired the assets and certain liabilities of Subro-Audit, Inc., a Wisconsin corporation ("SAI"), and a related entity, O'Donnell Leasing Co., LLP, a Wisconsin limited liability partnership ("ODL" and, together with SAI, the "Subro Audit Acquisition"), for approximately $24.4 million, using available unrestricted cash. HCRI currently estimates that it may pay up to $7.0 million through January 2001, pursuant to an earn-out arrangement. Approximately $8.5 million is held in escrow for the potential earn-out in connection with the Subro Audit Acquisition and is included in restricted cash at March 31, 2000 and December 31, 1999. It is anticipated that approximately $2.8 million of the escrowed amount will be paid in May 2000. SAI is based in Wisconsin and provides subrogation recovery services to an installed base of lives, which are covered by insurers, HMOs and employer-funded plans, throughout the United States. The Subro Audit Acquisition was accounted for using the purchase method of accounting.

     On February 15, 1999, HCRI acquired the assets and certain liabilities of MedCap Medical Cost Management, Inc., a California corporation ("MedCap"), for approximately $10 million, using available unrestricted cash and borrowed funds (the "MedCap Acquisition" and, together with the Subro Audit Acquisition, the "Acquisitions"). HCRI paid approximately $4.5 million on February 15, 2000 pursuant to an amendment to the original earn-out agreement. Pursuant to the same amendment, through January 15, 2001, HCRI may pay up to 50% of the fees collected in relation to certain negotiated contracts, less associated expenses, as an additional earnout. To date, the amount paid in relation to the fees collected on those contracts approximates $28,000. MedCap provides a variety of medical cost management services to health insurers and HMOs, primarily in California. These services include hospital bill auditing, contract compliance review, identification of certain other payments, and cost management consulting services. The MedCap Acquisition was accounted for using the purchase method of accounting.

     If the Acquisitions had taken place on January 1, 1999, approximate claims revenues, net income and earnings per share for the three months ended March 31, 1999 would have been $15.4 million, $1.3 million and $0.12 per common share, respectively. The cost in excess of net tangible and identifiable intangible assets acquired, allocated and recorded in connection with the Acquisitions was approximately $30.3 million and is being amortized over a 19 to 20-year period. These results may not necessarily reflect future results of operations or what the results of operations would have been had the Acquisitions actually been consummated at the beginning of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF COMPANY

     HCRI provides insurance subrogation and other medical cost containment services to the private healthcare payor industry. HCRI's services comprise the complete outsourcing of the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The rights of HCRI's clients to recover the value of these medical benefits arise by law or contract, are known generally as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance. The Company's other medical cost containment services include hospital bill auditing, contract compliance review, cost management consulting, coordination of benefits and overpayment recovery services. HCRI offers its services on a nationwide basis to health maintenance organizations, indemnity health insurers, self-funded employee health plans, and companies that provide claims administration services to self-funded plans (referred to as "third-party administrators"). The Company had 54.7 million lives under contract from its clientele at March 31, 2000.

ACQUISITIONS

     On January 25, 1999, HCRI acquired the assets and certain liabilities of Subro-Audit (which consisted of SAI and ODL), for approximately $24.4 million, using available unrestricted cash. HCRI currently estimates that it may pay up to $7.0 million through January 2001, pursuant to an earn-out arrangement. Approximately $8.5 million is held in escrow for the potential earn-out in connection with the Subro Audit Acquisition and is included in restricted cash at March 31, 2000 and December 31, 1999. It is anticipated that approximately $2.8 million of the escrowed amount will be paid in May 2000. SAI is based in Wisconsin and provides subrogation recovery services to an installed base of lives, which are covered by insurers, HMOs and employer-funded plans, throughout the United States. The Subro Audit Acquisition was accounted for using the purchase method of accounting.

     On February 15, 1999, HCRI acquired the assets and certain liabilities of MedCap for approximately $10 million, using available unrestricted cash and borrowed funds. The Company paid approximately $4.5 million on February 15, 2000 pursuant to an amendment to the original earn-out agreement. Pursuant to the same amendment, through January 15, 2001, HCRI may pay up to 50% of the fees collected in relation to certain negotiated contracts, less associated expenses, as an additional earnout. To date, the amount paid in relation to the fees collected on those contracts approximates $28,000. MedCap provides a variety of medical cost management services to health insurers and HMOs, primarily in California. These services include hospital bill auditing, contract compliance review, identification of certain other payments, and cost management consulting services. The MedCap Acquisition was accounted for using the purchase method of accounting.

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

     "Backlog" is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of its clients at a given point in time. These claims are gross figures, prior to estimates of claim settlements and rejections. Backlog increases when the Company opens new files of potentially recoverable claims and decreases when files are recovered and closed or, after further investigation, determined to be nonrecoverable. Backlog for a client will range from newly identified potential recoveries to potential recoveries that are in the late stages of the recovery process. Historically, recoveries (the amount actually recovered for the Company's clients prior to the Company's fee) have been produced from backlog in a generally predictable cycle. Any group of potential recoveries, sufficiently large in number to display statistically significant characteristics and that originates from a defined time period, tends to produce recovery results that are comparable to other groups having similar characteristics.

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

RESULTS OF OPERATIONS

     The following tables present certain key operating indicators and results of operations data for the Company for the periods indicated:

                            KEY OPERATING INDICATORS
              (IN MILLIONS, EXCEPT FOR PERCENTAGES AND EMPLOYEES)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              -----------------------------
                                                                  2000             1999
                                                              ------------     ------------
Cumulative lives sold, beginning of period..................        55.6             40.5
  Lives from acquisitions...................................          --             18.6(1)
  Lives from existing clients...............................        (1.2)(2)         (1.2)(2)
  Lives added from contracts with new clients...............         0.3              1.5
                                                                --------         --------
Cumulative lives sold, end of period........................        54.7             59.4
                                                                ========         ========
Lives installed.............................................        51.8             53.5(1)
Backlog(3)..................................................    $1,150.0         $1,069.6
Claims recoveries...........................................    $   61.7         $   51.2
Throughput(4)...............................................         5.5%             4.7%
Effective fee rate..........................................        26.7%            27.1%
Employees
  Direct operations.........................................         599              546
  Support...................................................         155              146
                                                                --------         --------
          Total employees...................................         754              692
                                                                ========         ========

---------------

(1) Includes approximately 8.1 million lives sold and 8.0 million lives installed from the Subro-Audit Acquisition and 10.5 million lives sold and
    8.0 million lives installed from the MedCap Acquisition.
(2) The March 31, 2000 decrease includes approximately 800,000 lives associated with a client that was acquired by a health plan that is not a client of the Company. The March 31, 1999 decrease includes the loss of 900,000 lives from Blue Shield of California, a former client which terminated its services with the Company.
(3) Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of its clients at a given point in time.

(4) Throughput equals recoveries for the period divided by the average of backlog at the beginning and end of the period.

                STATEMENTS OF INCOME AS A PERCENTAGE OF REVENUES

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                ------------------
                                                                 2000        1999
                                                                ------      ------
Claims revenues.............................................    100.0%      100.0%
Cost of services............................................     51.1        50.5
Support expenses............................................     27.4        26.0
Depreciation and amortization...............................      9.3         7.2
Operating income............................................     12.2        16.4
Income before income taxes..................................     11.7        17.3
Net income..................................................      6.8        10.1

  Three months ended March 31, 2000 compared to three months ended March 31,
1999

     Claims Revenues. Total revenues for the three-month period ended March 31, 2000 increased 19%, to $16.6 million from $13.9 million in 1999. Claims recoveries increased from $51.2 million in 1999 to $61.7 million in 2000. Growth in claims revenues and recoveries occurred primarily because of the Acquisitions. The effective fee rate decreased to 26.7% from 27.1% primarily due to hospital bill audit pricing, which does not use a fixed contingent fee but rather a combination of a fixed fee based on the claims reviewed and a contingent fee based on savings. In the quarter ended March 31, 2000, the mix of fixed and contingent fee revenues was such that the overall rate for hospital bill auditing services declined.

     Backlog of $1,150.0 million at March 31, 2000 increased by $80.4 million, or 8%, compared to March 31, 1999. The Company had a throughput rate of approximately 5.5% and 4.7%, respectively. The increase in throughput from the quarter ended March 31, 1999 is largely the effect of partial quarter numbers from the Acquisitions on the indicators. As used here, "throughput" means recoveries for the period stated as a percentage of the average backlog for the period. Lives installed decreased 1.7 million from 53.5 million at March 31, 1999 to 51.8 million at March 31, 2000, because of the previously announced termination by CIGNA of its contract for prospective subrogation services.

     Cost of Services. Cost of services increased 21% for the quarter ended March 31, 2000 to $8.5 million from $7.0 million in the comparable quarter of 1999. The increase resulted primarily from the inclusion of a full quarter of costs associated with the operations of the Acquisitions. As a percentage of claims revenues, cost of services increased to 51.1% in 2000 from 50.5% in 1999, primarily from an increased level of costs associated with additional operational employees and a lower growth rate in revenues as compared to the growth rate in cost of services.

     As a result of the nature of the Company's contingent fee arrangements with its clients, the Company incurs significant current expense in an effort to generate revenue, a significant portion of which will be recorded in future periods. Because relatively little revenue is earned during the first year following the installation of new lives, unless the Company assumes responsibility for the new client's existing backlog, the growth rate for expenses associated with lives installed exceeds the revenue growth rate. Excluding the previously mentioned CIGNA contract termination, lives installed at March 31, 2000 increased by approximately 1 million from March 31, 1999.

     Support Expenses. Support expenses increased 25% to $4.5 million for the quarter ended March 31, 2000 from $3.6 million for the comparable period in 1999. The increase was due to combining the operations of the acquired companies and the hiring of additional systems and other staff to support the planned growth and development of new operations. Support expenses increased as a percentage of claims revenues from 26% for the three months ended March 31, 1999 to 27% for the comparable period in 2000. The increase in support expenses as a percentage of claims revenues resulted from a lower growth rate in revenues than support expenses. Support costs do not vary in proportion to revenues.

     Depreciation and Amortization. Depreciation and amortization expenses increased 50% to $1.5 million for the three months ended March 31, 2000 from $1.0 million for the comparable period in 1999. The increase in depreciation expense was attributable to the purchase of property and equipment related to the Acquisitions and system upgrades. The increase in amortization expense was attributable to the addition of intangible assets related to the Acquisitions.

     Interest Income. Interest income totaled $239,000 and $260,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease in interest income was primarily a result of using available cash to repay borrowed funds.

     Interest Expense. Interest expense totaled $242,000 and $140,000 for the three months ended March 31, 2000 and 1999, respectively. The increase in interest expense resulted from a full quarter of interest expense related to the Acquisitions, an increase in borrowed funds related to the amendment of the MedCap earnout agreement and higher applicable interest rates for the quarter ended March 31, 2000.

     Other -- Special Committee Expenses. In August 1999, HCRI's Board of Directors appointed a Special Committee to evaluate strategic alternatives available to the Company, including its possible sale. During the quarter ended March 31, 2000, the Company incurred $90,000 of expenses related to the work of the committee. The Special Committee has ceased seeking a buyer for the Company and its efforts to enhance shareholder value have been assumed by the full Board of Directors.

     Tax. Provision for income taxes was approximately 41.5% of pre-tax income for the quarters ended March 31, 2000 and 1999. The effective tax rate exceeded the Federal statutory tax rate as a consequence of state and local taxes and non-deductible expenses.

     Net Income. Net income for the quarter ended March 31, 2000 decreased $0.3 million, or 21%, to $1.1 million or $0.10 per diluted share, from $1.4 million or $0.12 per diluted share for the comparable period ended March 31, 1999. The primary factors offsetting the increase in revenues during the comparable period and contributing to the decline in the first quarter 2000 earnings, were support, interest and amortization expenses related to the Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's statements of cash flows for the three months ended March 31, 2000 and 1999 are summarized below (in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------   --------
                                                                (IN THOUSANDS)
Net cash (used in) provided by operating activities.........  $  (461)  $  1,708
Net cash used in investing activities.......................   (4,034)   (44,465)
Net cash provided by financing activities...................    3,051     12,436
                                                              -------   --------
Net decrease in cash and cash equivalents...................  $(1,444)  $(30,321)
                                                              =======   ========

     The Company had working capital of $10.7 million at March 31, 2000, including cash and cash equivalents of $0.2 million, compared with working capital of $7.9 million at December 31, 1999. The primary reason for the increase was growth in receivables at MedCap due to new business.

     Net cash used in operating activities decreased $2.2 million for the quarter ended March 31, 2000 compared to the comparable period in 1999, primarily as a result of the timing of recurring cash receipts and disbursements related to accounts receivables, accrued expenses and claims recoveries.

     Net cash used in investing activities includes $4.5 million paid under the amended earnout agreement related to the MedCap Acquisition. Purchases of property and equipment for the quarter ended March 31, 2000 were approximately $0.9 million. Disposals of property and equipment of $1.4 million included the sale of a building owned in Atlanta, Georgia. Throughout 2000, excluding any future acquisitions, the Company anticipates capital expenditures totaling approximately $5.0 million.

     Net cash provided by financing activities for the quarter ended March 31, 2000 reflects $3.0 million in net cash borrowings from the Company's credit facility, discussed below.

     In February 1998, the Company entered into a $50 million secured revolving credit agreement with National City Bank of Kentucky and the lenders named therein, replacing the Company's $10 million line of credit. The principal amount outstanding under the Credit Facility bears interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined margin based on the ratio of the Company's total indebtedness to earnings before interest, taxes, depreciation and amortization. The agreement contains customary covenants including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. As of March 31, 2000, the Company was in compliance with the covenants. The Credit Facility was amended in May 1998 and March 1999 to enable the Company to acquire entities that do not maintain audited financial statements and to use proceeds from the Credit Facility to repurchase up to $10 million of outstanding stock, respectively. The Company negotiated a third amendment to the Credit Facility, effective May 15, 2000, that extended the maturity date from January 31, 2001 to April 30, 2002, lowered the maximum borrowing to $40 million, increased the pricing margins for borrowings and commitment fees and added an additional leverage and financial ratio.

     At March 31, 2000 and December 31, 1999, the Company reported on its balance sheet, as a current asset, restricted cash of $24.1 million and $26.1 million, respectively. Restricted cash represented claims recoveries effected by HCRI for its clients and also included an escrowed amount of $8.5 million for a potential earn-out in connection with the Subro-Audit Acquisition. At March 31, 2000 and December 31, 1999, HCRI reported on its balance sheet, as a current liability, funds due clients of $11.8 million and $13.2 million, respectively, representing claims recoveries to be distributed to clients, net of the fee earned on such recoveries.

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

CONCENTRATION OF CLIENTS

     The Company provides services to healthcare plans that as of March 31, 2000 covered approximately 54.7 million lives. HCRI's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations. For the three months ended March 31, 2000 and 1999, HCRI's largest client UnitedHealth Group, generated 21% and 24%, respectively, of HCRI's revenues. The loss of this account could have a material adverse effect on HCRI's business, results of operations and financial condition. On March 31, 2000, HCRI had backlog of $1,150.0 million. HCRI's revenues are earned under written contracts with its clients that generally provide for contingency fees from recoveries under a variety of pricing regimes. The pricing arrangements offered by HCRI to its clients include a fixed fee percentage, a fee percentage that declines as the number of lives covered by the client and subject to HCRI's service increases and a fee percentage that varies with HCRI's recovery performance.

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

     The Company spent approximately $216,000 during 1999 in relation to Year 2000 readiness. These costs were generally not incremental to existing IT budgets as internal resources were re-deployed and timetables for implementation of replacement systems were accelerated. The Company has not incurred any additional costs and does not expect to incur any additional expenses in connection with Year 2000 issues.

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

RECENT DEVELOPMENTS

  Board-Appointed Special Committee

     The Company announced in a press release issued on March 31, 2000 that the Special Committee formed by the Board of Directors in August 1999 had ceased seeking a buyer for the Company. Efforts to enhance shareholder value have been assumed by the full Board of Directors.

  Stock Repurchase Plan

     HCRI's Board approved a stock repurchase plan on March 12, 1999 under which the Company is authorized to repurchase, from time to time, up to $10 million of HCRI Common Stock in the open market, at prices per share deemed favorable by the Company. During 1999, HCRI acquired 305,000 shares of its Common Stock, at an average price per share of $4.50, which is reflected as treasury stock on the accompanying Condensed Balance Sheets (Unaudited). During May 2000, HCRI acquired an additional 314,000 shares of its Common Stock, at an average price of $2.92.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates related to its amended Credit Facility, which matures April 30, 2002. The impact on earnings and value of any debt on the Company's balance sheets are subject to change as a result of movements in market rates and prices. The Credit Facility is subject to variable interest rates. As of March 31, 2000, the Company had $14.0 million outstanding under its Credit Facility with interest rates ranging from 7.8% to 9.3%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On March 15, 1994, a class action complaint ("Complaint") was filed against HCRI in the United States District Court for the Northern District of West Virginia, Michael L. DeGarmo, et al. v. Healthcare Recoveries, Inc. The plaintiffs assert that HCRI's subrogation recovery efforts on behalf of its clients violate a number of state and federal laws, including the Fair Debt Collection Practices Act and the Racketeering Influenced and Corrupt Organizations Act ("RICO"). The Complaint also seeks a declaratory judgment that HCRI as the subrogation agent for various healthcare payors be limited, in recovering from persons who caused accidents or from the healthcare payors' injured insureds, to the actual costs of the medical treatment provided to such injured insureds by such healthcare payors, healthcare policies or agreements, which generally allow recovery by the healthcare payors of the "reasonable value" of such treatments. The Complaint alleges that HCRI made fraudulent representations to recover sums in excess of those actually expended by the applicable healthcare payor to pay for medical treatment. On March 30, 1999, the court entered an order certifying a class of all members of one HCRI client health plan located in Wheeling, West Virginia (The Health Plan of the Upper Ohio Valley) who have been subject to subrogation and/or reimbursement collection practices by HCRI. Plaintiffs, on behalf of the class as certified, demand compensatory damages, punitive damages, and treble damages under RICO, costs and reasonable attorneys' fees. The court recently ordered that all dispositive motions in the case be filed by late November 2000. Trial is scheduled to begin in March 2001.

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

     The original complaint in the Conte matter, filed in June 1999, asserted similar claims on behalf of a putative class of participants or beneficiaries of one client's health plans located in Florida, Alabama, and Georgia. In response to HCRI's motion to dismiss that complaint, the plaintiffs filed the Amended Complaint on behalf of a putative national class. On November 5, 1999, HCRI filed a motion to dismiss the Amended Complaint. That motion, now fully briefed, remains pending. The court has not yet addressed the question of whether to certify the putative class. In early May, the plaintiffs filed a motion seeking class certification. HCRI is preparing its opposition to the motion.

     On October 20, 1999, a class action complaint ("Baker Complaint") was filed against HCRI and one HCRI client in the Circuit Court of Jefferson County Alabama, Darrell DeWayne Baker v. Healthcare Recoveries, Inc., United Healthcare of Alabama, Fictitious Party Defendants A, B, C et al. On December 6, 1999, the defendants removed the lawsuit to the United States District Court for the Northern District of Alabama, Southern Division. On January 3, 2000, a First Amended Complaint was filed, retaining all counts from the original complaint and seeking an additional declaratory judgment that the health plan and HCRI have a right to recover through subrogation only the actual benefits paid to medical providers on behalf of the class. The Baker Complaint, as amended, asserts claims on behalf of two putative subclasses, both consisting of members nationwide of the client health plan, who either: (1) allegedly paid inflated subrogation claims due to alleged failure by the health plan or by HCRI to disclose discounts in the health plan's payments to medical providers; or (2) allegedly were denied coverage of certain claims by the health plan. The plaintiffs assert claims against HCRI under a variety of theories including unjust enrichment, breach of contract, breach of fiduciary duty and violations of RICO. Plaintiffs demand, on behalf of the putative classes, compensatory damages, punitive damages, treble damages under RICO, and reasonable attorneys' fees.

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

     In late 1999, the Cajas plaintiff's counsel filed two lawsuits in Texas and South Carolina that raise issues similar to those in the Cajas lawsuit. On December 7, 1999, a class action complaint ("Complaint") was filed against HCRI and one HCRI client in the United States District Court for the Western District of Texas, San Antonio Division, Timothy Patrick Franks, on behalf of himself and similarly situated persons v. Prudential Health Care Plan, Inc. and Healthcare Recoveries, Inc. The plaintiff asserts claims on behalf of members of ERISA governed health plans. The Complaint alleges that HCRI's subrogation recovery efforts on behalf of its client Prudential violated a number of common law duties, as well as the terms of certain ERISA plan documents, RICO, the federal Fair Debt Collection Practices Act, the Texas Insurance Code and the Texas Business and Commerce Code. The Complaint alleges that HCRI, as the subrogation agent for Prudential, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount Prudential paid for medical goods and services. The Complaint further alleges that HCRI unlawfully pursued subrogation and reimbursement claims by (1) failing to pay pro rata attorney's fees to attorneys who represented class members with respect to tort claims underlying the subrogation and reimbursement claims; and (2) recovering subrogation and reimbursement claims from class members who have not been fully compensated for their injuries. Plaintiffs, on behalf of the class, demand compensatory damages, punitive damages, and treble damages under RICO, costs and reasonable attorneys' fees. In April 2000, the court permitted Franks to amend the Complaint (the "Amended Complaint"), thus rendering moot a motion to dismiss which had been filed by HCRI and Prudential. On May 2, 2000, HCRI and Prudential filed a motion to dismiss the Amended Complaint. The motion to dismiss the Amended Complaint is now pending before the court. The court has not yet addressed the question of whether to certify the putative class.

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

     In terms of the Company's business practices and the allegations underlying the DeGarmo, Cajas, Franks, Baker and Martin cases, at the end of 1993 HCRI had ceased the practice of recovering the "reasonable value" of medical treatment provided by medical providers in circumstances where HCRI has entered into DFS arrangements with its clients. From that date, the Company's policy has been not to recover the "reasonable value" of medical treatment in DFS arrangements. However, HCRI historically and currently recovers the "reasonable value" of medical treatment provided under capitation arrangements and other payment arrangements with medical providers on behalf of those clients that compensate medical providers under these payment mechanisms, to the extent that these benefits are related to treatment of the injuries as to which clients have recovery rights. The Company believes that its clients' contracts, including the contracts that provide for recovery under DFS, capitation and other payment arrangements are enforceable under the laws potentially applicable in these cases. As a result, and taking into account the underlying facts in each of these cases, the Company believes it has meritorious grounds to defend these lawsuits, it intends to defend the cases vigorously, and it believes that the defense and ultimate resolution of the lawsuits should not have a material adverse effect upon the business, results of operations or financial condition of the Company. Nevertheless, if any of these lawsuits or another lawsuit seeking relief under similar theories were to be successful, it is likely that such resolution would have a material adverse effect on the Company's business, results of operations and financial condition.

     Management of the Company has observed that, in parallel with widely-reported legislative concerns with the healthcare payment system, there also has occurred an increase in litigation, actual and threatened, directed at healthcare payors and related parties. In addition, certain attorneys who have gained prominence in representing plaintiffs in recent actions against tobacco companies have publicly stated their intentions to institute class action lawsuits against healthcare payors, particularly those in the so-called "managed care industry", and related parties including, specifically, the Company. As a result of the foregoing, there can be no assurance that the Company will not be subject to further class action litigation, that existing and/or future class action litigation against the Company and its clients will not consume significant management time and/or attention and that the cost of defending and resolving such litigation will not be material.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following list of Exhibits includes both exhibits submitted with this Form 10-Q as filed with the Commission and those incorporated by reference to other filings:

 2.1  --   Asset Purchase Agreement, dated as of December 4, 1998, by and among the Registrant, MedCap Medical Cost Management,
           Inc. and Marcia Deutsch (incorporated by reference to
           Exhibit 2.1 of Registrant's Current Report on Form 8-K,
           filed December 11, 1998, File No. 0-22585).
 2.2  --   Amendment to Asset Purchase Agreement, dated as of December
           8, 1999, by and among Registrant, MedCap Medical Cost
           Management, Inc. and Marcia Deutsch (incorporated by
           reference to Exhibit 2.1 of Registrant's Current Report on
           Form 8-K, filed December 20, 1999, File No. 0-22585).
 2.3  --   Asset Purchase Agreement, dated as of January 3, 1999, by
           and among the Registrant, Subro-Audit, Inc., O'Donnell
           Leasing Co., LLP, Kevin O'Donnell and Leah Lampone
           (incorporated by reference to Exhibit 2.1 of Registrant's
           Current Report on Form 8-K, filed January 11, 1999, File No.
           0-22585).
 2.4  --   Amendment to Asset Purchase Agreement by and among the
           Registrant, Subro-Audit, Inc., O'Donnell Leasing Co., LLP,
           Kevin O'Donnell and Leah Lampone, dated as of January 25,
           1999 (incorporated by reference to Exhibit 2.2 of
           Registrant's Current Report on Form 8-K, filed February 3,
           1999, File No. 0-22585).
 3.1  --   Amended and Restated Certificate of Incorporation of the
           Registrant (incorporated by reference to Exhibit 3.1 of
           Registrant's Amendment No. 2 to Registration Statement on
           Form S-1, File No. 333-23287).
 3.2  --   Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's Amendment No. 2 to Registration Statement on Form S-1, File No. 333-23287).
 4.1  --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant's Amendment No. 1 to
           Registration Statement on Form S-1, File No. 333-23287).
 4.2  --   Rights Agreement, dated February 12, 1999, between the
           Registrant and National City Bank, as Rights Agent, which
           includes as Exhibit A the Form of Certificate of
           Designations of the Preferred Stock, as Exhibit B the Form
           of Right Certificate and as Exhibit C the Summary of Rights
           to Purchase Preferred Stock (incorporated by reference to
           Exhibit 4.1 of Registrant's Form 8-A, filed February 16,
           1999, File No. 0-22585).
27.1  --   Financial Data Schedule (for SEC use only).
99.1  --   Healthcare Recoveries, Inc. Private Securities Litigation
           Reform Act of 1995 Safe Harbor Compliance Statement for
           Forward-Looking Statements (incorporated by reference to
           Exhibit 99.1 of Registrant's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1999, filed March 14,
           2000, File No. 0-22585).

     (b) Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEALTHCARE RECOVERIES, INC.

  Date: May 12, 2000
                                                /s/ PATRICK B. MCGINNIS
                                          --------------------------------------
                                                   Patrick B. McGinnis
                                                 Chairman, President and
                                                 Chief Executive Officer

  Date: May 12, 2000                             /s/ DOUGLAS R. SHARPS
                                          --------------------------------------
                                                    Douglas R. Sharps
                                            Executive Vice President and Chief
                                                    Financial Officer
                                            Principal Financial and Accounting
                                                         Officer