Form 10-Q
period 2000-06-30
HEALTHCARE RECOVERIES INC
filed 2000-08-11
CIK 858629

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 11, 2000
   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                             ------------------------

                                     FORM 10-Q

   (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     As of August 11, 2000, 10,583,236 shares of the Registrant's Common Stock, $0.001 par value were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HEALTHCARE RECOVERIES, INC.

                                   FORM 10-Q
                                 JUNE 30, 2000

                                     INDEX

                                                              PAGE
                                                              ----
PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
  Condensed Balance Sheets as of June 30, 2000 and December
     31, 1999...............................................    1
  Condensed Statements of Income for the three and six
     months ended June 30, 2000 and 1999....................    2
  Condensed Statements of Cash Flows for the six months
     ended June 30, 2000 and 1999...........................    3
  Notes to Condensed Financial Statements...................    4
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    8
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................   14

PART II:  OTHER INFORMATION
Item 1. Legal Proceedings...................................   15
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   18
Item 6. Exhibits and Reports on Form 8-K....................   19
Signatures..................................................   20

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          HEALTHCARE RECOVERIES, INC.

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  3,007     $  1,670
  Restricted cash...........................................    22,235       26,121
  Accounts receivable, less allowance for doubtful accounts
    of $434 in 2000 and $380 in 1999........................     7,780        6,870
  Other current assets......................................     1,013        1,319
                                                              --------     --------
         Total current assets...............................    34,035       35,980
                                                              --------     --------
Property and equipment, at cost:
  Buildings and land........................................     4,001        5,482
  Furniture and fixtures....................................     3,233        3,095
  Office equipment..........................................     1,985        1,946
  Computer equipment........................................    12,765       11,253
  Leasehold improvements....................................     1,439        1,073
                                                              --------     --------
                                                                23,423       22,849
  Accumulated depreciation and amortization.................   (11,859)     (10,002)
                                                              --------     --------
         Property and equipment, net........................    11,564       12,847
                                                              --------     --------
  Cost in excess of net assets acquired, net................    28,632       26,296
  Identifiable intangibles, net.............................     5,215        5,496
  Other assets..............................................     1,480        1,274
                                                              --------     --------
         Total assets.......................................  $ 80,926     $ 81,893
                                                              ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $  1,379     $  1,914
  Accrued expenses..........................................     6,704       12,005
  Funds due clients.........................................    12,890       13,178
  Income taxes payable......................................       775        1,018
                                                              --------     --------
         Total current liabilities..........................    21,748       28,115
Other liabilities...........................................     2,126        2,055
Long-term borrowings........................................    16,000       11,000
                                                              --------     --------
         Total liabilities..................................    39,874       41,170
                                                              --------     --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value per share; 2,000 shares
    authorized; no shares issued or outstanding.............        --           --
  Common stock, $.001 par value per share; 20,000 shares
    authorized; 10,717 and 11,209 shares issued and
    outstanding as of June 30, 2000 and December 31, 1999,
    respectively............................................        12           12
  Capital in excess of par value............................    22,595       22,541
  Other.....................................................      (883)        (369)
  Treasury stock at cost; 813 shares at June 30, 2000 and
    305 shares at December 31, 1999.........................    (3,006)      (1,373)
  Retained earnings.........................................    22,334       19,912
                                                              --------     --------
         Total stockholders' equity.........................    41,052       40,723
                                                              --------     --------
         Total liabilities and stockholders' equity.........  $ 80,926     $ 81,893
                                                              ========     ========

     The accompanying notes are an integral part of the condensed financial statements.

                          HEALTHCARE RECOVERIES, INC.

                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                            -------------------   -----------------
                                                              2000       1999      2000      1999
                                                            --------   --------   -------   -------
Claims revenues...........................................  $15,950    $15,793    $32,515   $29,654
Cost of services..........................................    7,644      7,991     16,108    14,987
                                                            -------    -------    -------   -------
          Gross profit....................................    8,306      7,802     16,407    14,667
Support expenses..........................................    4,414      4,091      8,955     7,691
Depreciation and amortization.............................    1,604      1,292      3,140     2,286
                                                            -------    -------    -------   -------
          Operating income................................    2,288      2,419      4,312     4,690
Interest income...........................................      308        275        547       535
Interest expense..........................................      387        277        629       419
Other -- Special Committee expenses.......................       --         --         90        --
                                                            -------    -------    -------   -------
          Income before income taxes......................    2,209      2,417      4,140     4,806
Provision for income taxes................................      917      1,002      1,718     1,994
                                                            -------    -------    -------   -------
          Net income......................................  $ 1,292    $ 1,415    $ 2,422   $ 2,812
                                                            =======    =======    =======   =======
Earnings per common share (basic and diluted).............  $  0.12    $  0.13    $  0.22   $  0.25
                                                            =======    =======    =======   =======

     The accompanying notes are an integral part of the condensed financial statements.

                          HEALTHCARE RECOVERIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2000       1999
                                                              -------   --------
Cash flows from operating activities:
  Net income................................................  $ 2,422   $  2,812
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    3,140      2,286
     Deferred income taxes..................................       (2)       162
     Other..................................................        3        180
     Changes in operating assets and liabilities:
       Restricted cash......................................       85      1,054
       Accounts receivable..................................     (910)      (248)
       Other current assets.................................      951        138
       Other assets.........................................     (362)       179
       Trade accounts payable...............................   (1,165)       175
       Accrued expenses.....................................     (719)       115
       Funds due clients....................................     (287)      (956)
       Income taxes payable.................................     (243)    (1,079)
       Other liabilities....................................       71         29
                                                              -------   --------
          Net cash provided by operating activities.........    2,984      4,847
                                                              -------   --------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   (3,881)   (44,599)
  Disposals of property and equipment.......................    1,409         --
  Purchases of property and equipment.......................   (2,079)    (2,253)
                                                              -------   --------
          Net cash used in investing activities.............   (4,551)   (46,852)
                                                              -------   --------
Cash flows from financing activities:
  Line of credit proceeds...................................    8,800     14,300
  Line of credit repayments.................................   (3,800)        --
  Repurchase of common stock................................   (1,633)    (1,373)
  Issuance of common stock..................................       51         57
  Other.....................................................     (514)        --
                                                              -------   --------
          Net cash provided by financing activities.........    2,904     12,984
                                                              -------   --------
Net increase (decrease) in cash and cash equivalents........    1,337    (29,021)
Cash and cash equivalents, beginning of period..............    1,670     31,133
                                                              -------   --------
Cash and cash equivalents, end of period....................  $ 3,007   $  2,112
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

                          HEALTHCARE RECOVERIES, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Healthcare Recoveries, Inc. (hereinafter referred to as the "Company" or "HCRI"), a Delaware corporation, was incorporated on June 30, 1988. The Company provides complete outsourcing of insurance subrogation and certain other medical claims recovery and cost containment services to the private healthcare payor industry. Its primary service is medical claims recovery, and its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and paid from the proceeds of liability or workers' compensation insurance. The Company's other medical claims recovery services include hospital bill auditing, contract compliance review and cost management consulting, coordination of benefits and overpayments recovery services.

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

     The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair presentation of interim results. All such adjustments are of a normal and recurring nature. Certain financial statement amounts have been reclassified in the prior year to conform to the current period presentation.

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

3.  CREDIT FACILITY

     On May 15, 2000, the Company entered into a third amendment to its February 1, 1998 revolving credit facility with National City Bank of Kentucky and the lenders named therein (the "Credit Facility"). The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. Under the Amendment, the maturity date was extended to April 30, 2002 from January 31, 2001, the maximum borrowing capacity decreased to $40 million from $50 million, and certain other financial terms were amended. Principal amounts outstanding under the Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus the pre-determined fixed margin. The Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. The Company does not expect changes in interest rates to have a material effect on its financial position, results of operations or financial condition in 2000. The Credit Facility was amended in May 1998 to enable the Company to acquire entities

                          HEALTHCARE RECOVERIES, INC.

3.  CREDIT FACILITY -- (CONTINUED)
that do not maintain audited financial statements, in March 1999 to permit borrowings from the Credit Facility for repurchasing up to $10 million of outstanding Common Stock, and in June 2000, to increase to $10 million the amounts that qualify under the basket arrangements relating to one of the Credit Facility's financial covenants. As of June 30, 2000, $16 million was outstanding under the Credit Facility.

4. STOCK REPURCHASE PLAN

     HCRI's Board approved a stock repurchase plan on March 12, 1999 under which the Company is authorized to repurchase, from time to time, up to $10 million of HCRI Common Stock in the open market, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $10 million of HCRI Common Stock or until it otherwise determines to terminate the stock repurchase plan. During 1999, HCRI acquired 305,000 shares of its Common Stock at an average price of $4.50 per share and during the second quarter of 2000, HCRI repurchased 508,400 shares of its Common Stock at an average price of $3.21 per share. Subsequent to June 30, 2000, HCRI acquired an additional 147,000 shares of its Common Stock at an average price of $3.86 per share. All of the reacquired shares of Common Stock is reflected as treasury stock on the accompanying Condensed Balance Sheets (Unaudited).

5.  RELATED PARTY TRANSACTION

     On June 30, 2000, at the direction of the Board of Directors and in accordance with terms authorized by it, the Company loaned to Patrick B. McGinnis, the Chief Executive Officer of the Company, $500,000. Under these terms, the $500,000 loan to Mr. McGinnis was combined with his existing debt to the Company of $350,000 of principal and $36,520 of accrued interest; Mr. McGinnis delivered to the Company his full recourse promissory note in the amount of $886,520, bearing interest at a fixed rate of 6.62% per annum, compounded annually (the "Amended Promissory Note"), and the Company cancelled the old promissory note evidencing the prior debt. The Amended Promissory Note provides for mandatory prepayments from certain of the proceeds received by Mr. McGinnis from his sale of the Company's securities and any related transactions.

     In addition, on June 30, 2000, pursuant to Board authorization and in accordance with the terms of the Amended Promissory Note, the Company and Mr. McGinnis entered into a deferred compensation agreement (the "Agreement"). Under the Agreement, 50% of the amount otherwise payable to Mr. McGinnis under the Company's Management Group Incentive Compensation Plan shall be deferred until the Amended Promissory Note is paid in full, with such deferred compensation then being paid in full to Mr. McGinnis within 30 days thereafter, and the Company has full right of set-off against any deferred compensation under the Agreement should Mr. McGinnis default under the Amended Promissory Note. At the election of Mr. McGinnis, the payment of the deferred compensation, upon payment of the Amended Promissory Note, may be extended for a period of not more than ten years.

                          HEALTHCARE RECOVERIES, INC.

6.  EARNINGS PER COMMON SHARE

     Reconciliations of the average number of common shares outstanding used in the calculation of earnings per common share and earnings per common share assuming dilution are as follows (dollars and shares in thousands, except per share results):

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                         JUNE 30,             JUNE 30,
                                                    -------------------   -----------------
                                                      2000       1999      2000      1999
                                                    --------   --------   -------   -------
Weighted average number of common shares
  outstanding.....................................   10,956     11,234     11,090    11,368
Add: Dilutive stock options.......................       34          1         40        51
                                                    -------    -------    -------   -------
Number of common shares outstanding (diluted).....   10,990     11,235     11,130    11,419
                                                    =======    =======    =======   =======
Net earnings for earnings per common share (basic
  and diluted)....................................  $ 1,292    $ 1,415    $ 2,422   $ 2,812
                                                    =======    =======    =======   =======
Earnings per common share:
  Basic...........................................  $  0.12    $  0.13    $  0.22   $  0.25
                                                    =======    =======    =======   =======
  Diluted.........................................  $  0.12    $  0.13    $  0.22   $  0.25
                                                    =======    =======    =======   =======

     Basic earnings per common share were computed based on the weighted-average number of shares outstanding during the period. The dilutive effect of stock options was calculated using the treasury stock method. Options to purchase 1,542,975 and 1,480,525 shares for the three and six month periods ended June 30, 2000, respectively, and 1,540,194 and 1,160,580 shares for the comparable periods in 1999, respectively, were not included in the computation of diluted earnings per common share because the exercise prices of these options were greater than the average market price of the common shares during the respective periods.

7.  ACQUISITIONS

     On January 25, 1999, HCRI acquired the assets and certain liabilities of Subro-Audit, Inc., a Wisconsin corporation ("SAI"), and a related entity, O'Donnell Leasing Co., LLP, a Wisconsin limited liability partnership ("ODL" and, together with SAI, the "Subro Audit Acquisition"), for approximately $24.4 million, using available unrestricted cash. HCRI estimates that it may pay up to $7.0 million through January 2001, pursuant to an earn-out arrangement, of which $2.8 million was paid on May 18, 2000. Approximately $4.8 and $8.5 million was held in escrow for the potential earn-out and was included in restricted cash at June 30, 2000 and December 31, 1999, respectively. SAI is based in Wisconsin and provides subrogation recovery services with respect to an installed base of lives, which are covered by insurers, HMOs and employer-funded plans, throughout the United States. The Subro Audit Acquisition was accounted for using the purchase method of accounting.

     On February 15, 1999, HCRI acquired the assets and certain liabilities of MedCap Medical Cost Management, Inc., a California corporation ("MedCap"), for approximately $10 million, using available unrestricted cash and borrowed funds (the "MedCap Acquisition" and, together with the Subro Audit Acquisition, the "Acquisitions"). HCRI paid approximately $4.5 million on February 15, 2000 pursuant to an amendment to the original earn-out agreement. Pursuant to the same amendment, through January 15, 2001, HCRI may pay up to 50% of the fees collected in relation to certain negotiated contracts, less associated expenses, as an additional earnout. To date, the amount paid in relation to the fees collected on those contracts approximates $282,000. MedCap provides a variety of medical cost management services to health insurers and HMOs, primarily in California. These services include hospital bill auditing, contract compliance review, identification of certain other payments, and cost management consulting services. The MedCap Acquisition was accounted for using the purchase method of accounting.

                          HEALTHCARE RECOVERIES, INC.

7.  ACQUISITIONS -- (CONTINUED)
     If the Acquisitions had taken place on January 1, 1999, approximate claims revenues, net income and earnings per share for the quarter ended June 30, 1999 would have been $15.8 million, $1.4 million and $0.13, respectively, and approximate claims revenues, net income and earnings per share for the six months ended June 30, 1999 would have been $31.1 million, $2.7 million and $0.24, respectively. The cost in excess of net tangible and identifiable intangible assets acquired, allocated and recorded in connection with the Acquisitions was approximately $30.5 million and is being amortized over an 18 to 20-year period. These results may not necessarily reflect future results of operations or what the results of operations would have been had the Acquisitions actually been consummated at the beginning of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF COMPANY

     The Company's primary business is to provide medical claims recovery and cost containment services to the private healthcare payor industry. Its primary service is subrogation recovery, which generally entails the complete outsourcing of the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The rights of HCRI's clients to recover the value of these medical benefits, arising by law or contract, are known generally as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance. The Company's other medical cost containment services include hospital bill auditing, contract compliance review, cost management consulting, coordination of benefits and overpayment recovery services. HCRI offers its services on a nationwide basis to health maintenance organizations, indemnity health insurers, self-funded employee health plans, and companies that provide claims administration services to self-funded plans (referred to as "third-party administrators"). The Company had 53.6 million lives under contract from its clientele at June 30, 2000.

ACQUISITIONS

     On January 25, 1999, HCRI acquired the assets and certain liabilities of Subro-Audit (which consisted of SAI and ODL), for approximately $24.4 million, using available unrestricted cash. HCRI estimates that it may pay up to $7.0 million through January 2001, pursuant to an earn-out arrangement, of which $2.8 million was paid on May 18, 2000. Approximately $4.8 and $8.5 million was held in escrow for the potential earn-out and was included in restricted cash at June 30, 2000 and December 31, 1999, respectively. SAI is based in Wisconsin and provides subrogation recovery services with respect to an installed base of lives, which are covered by insurers, HMOs and employer-funded plans, throughout the United States. The Subro Audit Acquisition was accounted for using the purchase method of accounting.

     On February 15, 1999, HCRI acquired the assets and certain liabilities of MedCap for approximately $10 million, using available unrestricted cash and borrowed funds. The Company paid approximately $4.5 million on February 15, 2000 pursuant to an amendment to the original earn-out agreement. Pursuant to the same amendment, through January 15, 2001, HCRI may pay up to 50% of the fees collected in relation to certain negotiated contracts, less associated expenses, as an additional earnout. To date, the amount paid in relation to the fees collected on those contracts approximates $282,000. MedCap provides a variety of medical cost management services to health insurers and HMOs, primarily in California. These services include hospital bill auditing, contract compliance review, identification of certain other payments, and cost management consulting services. The MedCap Acquisition was accounted for using the purchase method of accounting.

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

     For the most part, the Company is paid contingency fees from the amount of claims recoveries it makes from backlog or recoveries it identifies through other cost containment and related recovery services on behalf of its clients. The Company's revenues are a function of recoveries and effective fee rates. Effective fee rates vary depending on the mix between services provided and client fee schedules. The fee schedules for each client are separately negotiated and reflect the Company's standard fee rates, the services to be provided and the anticipated volume of services. The Company grants volume discounts and, for its recovery services, negotiates a lower fee when it assumes backlog from a client because the client will have already completed some of the recovery work. Because the Company records expenses as costs are incurred and records revenues only when a file is settled, there is a lag between the recording of expenses and related revenue recognition.

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

RESULTS OF OPERATIONS

     The following tables present certain key operating indicators and results of operations data for the Company for the periods indicated:

                            KEY OPERATING INDICATORS
              (IN MILLIONS, EXCEPT FOR PERCENTAGES AND EMPLOYEES)

                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                  -------------------   -------------------
                                                    2000       1999       2000       1999
                                                  --------   --------   --------   --------
Cumulative lives sold, beginning of period......      54.7       59.4       55.6       40.5
  Lives from acquisitions.......................        --         --         --       18.6
  Lives from existing client loss, net..........      (1.6)      (0.6)      (2.8)(1)   (1.8)(1)
  Lives added from new contracts with existing
     clients....................................        --        0.2         --        0.2
  Lives added from contracts with new clients...       0.5        0.3        0.8        1.8
                                                  --------   --------   --------   --------
Cumulative lives sold, end of period............      53.6       59.3       53.6       59.3
                                                  ========   ========   ========   ========
Lives installed.................................      50.8       53.5       50.8       53.5
Backlog (2).....................................  $1,148.3   $1,053.6   $1,148.3   $1,053.6
Claims recoveries...............................  $   59.1   $   57.9   $  120.7   $  109.1
Throughput(3)...................................       5.1%       5.5%      10.8%      10.2%
Effective fee rate..............................      27.0%      27.3%      26.9%      27.2%
Employees
  Direct operations.............................       549        574        549        574
  Support.......................................       157        140        157        140
                                                  --------   --------   --------   --------
          Total employees.......................       706        714        706        714
                                                  ========   ========   ========   ========

---------------

(1) The June 30, 2000 decrease includes approximately 1.9 million lives associated with clients that were acquired by non-clients. The June 30, 1999 decrease includes the loss of 900,000 lives from Blue Shield of California, a former client that terminated its services with the Company.
(2) Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of its clients at a given point in time.
(3) Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

                STATEMENTS OF INCOME AS A PERCENTAGE OF REVENUES

                                                               THREE MONTHS       SIX MONTHS
                                                                  ENDED             ENDED
                                                                 JUNE 30,          JUNE 30,
                                                              --------------    --------------
                                                              2000     1999     2000     1999
                                                              -----    -----    -----    -----
Claims revenues...........................................    100.0%   100.0%   100.0%   100.0%
Cost of services..........................................     47.9     50.6     49.5     50.5
Support expenses..........................................     27.7     25.9     27.5     25.9
Depreciation and amortization.............................     10.1      8.2      9.7      7.7
Operating income..........................................     14.3     15.3     13.3     15.8
Income before income taxes................................     13.8     15.3     12.7     16.2
Net income................................................      8.1      9.0      7.4      9.5

  Three and six months ended June 30, 2000 compared to three and six months ended June 30, 1999

     Claims Revenues. Total claims revenues for the quarter ended June 30, 2000 increased 1% to $16.0 million from $15.8 million in the same quarter of 1999, and for the six month period ended June 30, 2000 increased 9% to $32.5 million as compared with $29.7 million in the same period of 1999. Claims recoveries for the quarter ended June 30, 2000 increased 2% to $59.1 million from $57.9 million in the same quarter of 1999 and for the six months ended June 30, 2000 increased 11% to $120.7 million as compared to $109.1 million in the same period of 1999. This growth in claims recoveries and claims revenues for the six month period ended June 30, 2000 as compared to 1999 occurred primarily because of the Acquisitions.

     The effective fee rate for the quarter ended June 30, 2000 decreased to 27.0% from 27.3% in the same quarter of 1999 and decreased to 26.9% for the six month period ended June 30, 2000 as compared with 27.2% in the same period of 1999, primarily because of the Acquisitions. At the time of the closing on the Acquisitions, the effective fee rates of both MedCap and SAI were lower than that of the Company, which caused a decline in the overall effective fee rate, post-Acquisitions. Furthermore, this decline is magnified by the comparison of the six month period ended June 30, 2000 that includes the financial results of the Acquisitions for the full period, with the period ended June 30, 1999 that includes only the financial results from the respective dates of closings on the Acquisitions.

     Backlog of $1,148.3 at June 30, 2000 increased by $94.7 million, or 9%, compared to June 30, 1999 primarily because of backlog added by the Acquisitions. The Company had a throughput rate of approximately 5.1% and 5.5% of average backlog during the second quarter of 2000 and 1999, respectively. The decrease in throughput from the quarter ended June 30, 1999 is primarily due to the fact that average subrogation backlog during the 2000 quarter increased 10% because of an increase in hospital bill audit backlog, while related recoveries decreased 1% because of lower productivity levels at SAI and lower than expected production from a unit specializing in larger files. Although throughput for the 2000 quarter decreased from the comparable prior year's quarter, throughput for the six month period ended June 30, 2000 increased from 10.2% for the comparable period of 1999 to 10.8%, chiefly because of higher hospital bill audit throughput. Lives installed decreased 2.7 million from 53.5 million at June 30, 1999 to 50.8 million at June 30, 2000 because of the previously announced termination by CIGNA of its contract for prospective subrogation services, and because of the lives lost relating to clients being acquired by non-clients.

     Cost of Services. Cost of services decreased 5% for quarter ended June 30, 2000 to $7.6 million, from $8.0 million for the comparable period in 1999 and was $16.1 million for the six months ended June 30, 2000, an increase of 7% from $15.0 million for the same period in 1999. The increase for the six month period reflected the inclusion of a full six months of cost of services for the Acquisitions in 2000. As a percentage of claims revenues, cost of services decreased to 48% for the quarter ended June 30, 2000 compared to 51% for the prior year quarter. For the six months ended June 30, 2000 cost of services as a percentage of claims revenues decreased to 50% from 51% in 1999. The decrease in cost of services as a percentage of claims revenues for the comparable quarters and the six month periods resulted from a reduction in the growth rates of cost of services. The gross margin expansion reflects certain productivity enhancements instituted earlier in the year.

     Support Expenses. Support expenses increased 7% to $4.4 million for the quarter ended June 30, 2000 from $4.1 million for the comparable quarter in 1999 and was $9.0 million for the six month period ended June 30, 2000, an increase of 17% from $7.7 million for the same period in 1999. The increases were due to hiring additional systems and other staff to support the planned growth and development of new operations. Support expenses increased as a percentage of claims revenues from 26% for the six month period ended June 30, 1999 to 28% for the same period in 2000. The increase in support expenses as a percentage of claims revenues resulted primarily from expenses incurred in the development of new operations. Support costs typically do not vary in proportion to revenues.

     Depreciation and Amortization. Depreciation and amortization expenses increased 23% to $1.6 million for the quarter ended June 30, 2000 from $1.3 million for the same period in 1999, and increased 35% to $3.1 million for the six months ended June 30, 2000 from $2.3 million for the comparable period in 1999. The increase in depreciation expense was attributable to the purchased property and equipment related to the Acquisitions and system upgrades. The increase in amortization expense was attributable to the addition of intangible assets acquired in the Acquisitions.

     Interest Expense. Interest expense totaled $387,000 and $277,000 for the quarter ended June 30, 2000 and 1999, respectively, and $629,000 and $419,000 for the six months ended June 30, 2000 and 1999, respectively. The increase in interest expense for the quarter and six months ended June 30, 2000, as compared with the respective periods in 1999, is due to an increase in borrowed funds relating to the stock repurchase program and the earnout payment with respect to MedCap and higher applicable interest rates during 2000.

     Other -- Special Committee Expenses. In August 1999, HCRI's Board of Directors appointed a Special Committee to evaluate strategic alternatives available to the Company, including its possible sale. During the first quarter of 2000, the Company incurred $90,000 of expenses related to the work of the committee. In March 2000, the Special Committee ceased seeking a buyer for the Company and its efforts to enhance shareholder value were assumed by the full Board of Directors.

     Tax. Provision for income taxes was approximately 41.5% of pre-tax income for the three and six months ended June 30, 2000 and 1999. The effective tax rate exceeded the Federal statutory tax rate as a consequence of state and local taxes and non-deductible expenses.

     Net Income. Net income for the quarter ended June 30, 2000 decreased $0.1 million, or 7%, to $1.3 million or $0.12 per diluted common share, from $1.4 million or $0.13 per diluted common share for the comparable period in 1999, and for the six months ended June 30, 2000 decreased $0.4 million, or 14%, to $2.4 million, or $0.22 per diluted common share, from $2.8 million, or $0.25 per diluted common share for the comparable period in 1999. The primary factors offsetting the increases in claims revenues between the comparable three and six month periods, and contributing to the decline in earnings for the six months ended June 30, 2000, were support, interest and amortization expenses related to the Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's statements of cash flows for the six months ended June 30, 2000 and 1999 are summarized below (in thousands):

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2000       1999
                                                              -------   --------
                                                                (IN THOUSANDS)
Net cash provided by operating activities...................  $ 2,984   $  4,847
Net cash used in investing activities.......................   (4,551)   (46,852)
Net cash provided by financing activities...................    2,904     12,984
                                                              -------   --------
Net increase (decrease) in cash and cash equivalents........  $ 1,337   $(29,021)
                                                              =======   ========

     The Company had working capital of $12.3 million at June 30, 2000, including cash and cash equivalents of $3.0 million, compared with working capital of $7.9 million at December 31, 1999. The primary reason for the increase was the reduction in accrued expenses by the payment of the MedCap earnout, which was accrued as of December 31, 1999 and an increase in cash and cash equivalents.

     Net cash provided by operating activities was $3.0 million, a decrease of $1.9 million for the six months ended June 30, 2000, compared to the same period in 1999, primarily as a result of the timing of recurring cash receipts and disbursements related to accounts receivables, accrued expenses and claims recoveries.

     Net cash used in investing activities includes $4.8 million paid under the earnout agreements related to the Acquisitions. Purchases of property and equipment for the six months ended June 30, 2000 were approximately $2.1 million. Disposals of property and equipment of $1.4 million included the sale of a building owned in Atlanta, Georgia. Throughout 2000, excluding any future acquisitions, the Company anticipates capital requirements of $3.8 million, which reflects a lower estimate of capital expenditures in the current year.

     Net cash provided by financing activities for the six months ended June 30, 2000 reflects $5.0 million in net cash borrowings from the Company's credit facility, as discussed below.

     On May 15, 2000, the Company entered into a third amendment to its February 1, 1998 revolving credit facility with National City Bank of Kentucky and the lenders named therein (the "Credit Facility"). The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. Under the Amendment, the maturity date was extended to April 30, 2002 from January 31, 2001, the maximum borrowing capacity decreased to $40 million from $50 million, and certain other financial terms were amended. Principal amounts outstanding under the Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus the pre-determined fixed margin. The Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. The Company does not expect changes in interest rates to have a material effect on its financial position, results of operations or financial condition in 2000. The Credit Facility was amended in May 1998 to enable the Company to acquire entities that do not maintain audited financial statements, in March 1999 to permit borrowings from the Credit Facility for repurchasing up to $10 million of outstanding Common Stock, and in June 2000, to increase to $10 million the amounts that qualify under the basket arrangements relating to one of the Credit Facility's financial covenants. As of June 30, 2000, $16 million was outstanding under the Credit Facility.

     At June 30, 2000 and December 31, 1999, the Company reported on its balance sheets, as a current asset, restricted cash of $22.2 million and $26.1 million, respectively. Restricted cash at June 30, 2000 and December 31, 1999 represented claims recoveries effected by HCRI for its clients and also included an escrowed amount of $4.8 million and $8.5 million, respectively, for a potential earn-out in connection with the Subro-Audit Acquisition. At June 30, 2000 and December 31, 1999, HCRI reported on its balance sheets, as a current liability, funds due clients of $12.9 million and $13.2 million, respectively, representing claims recoveries to be distributed to clients, net of the fee earned on such recoveries.

     The Company believes that its available cash resources, together with the borrowings available under the Credit Facility, will be sufficient to meet its 2000 operating requirements and internal development initiatives.

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

     Moreover, because the Company's revenues are derived from the recovery of the costs of medical treatment, material changes in such costs will tend to affect the Company's backlog or its rate of backlog growth, as well as its revenue or its rate of revenue growth. The healthcare industry, and particularly the business of healthcare payors, is subject to various external factors that may have the effect of significantly altering the costs of healthcare and the environment for the sale or delivery of medical claims recovery and cost containment services. The Company is unable to predict which of these factors, if any, could have a potentially material impact on healthcare payors and through them, the healthcare recovery and cost containment industry.

CONCENTRATION OF CLIENTS

     The Company provides services to healthcare plans that as of June 30, 2000 covered approximately 53.6 million lives. HCRI's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations. For each of the six month periods ended June 30, 2000 and 1999, HCRI's largest client, UnitedHealth Group, generated 23% of HCRI's revenues. The loss of this account could have a material adverse effect on the Company's business, results of operations and financial condition. On June 30, 2000, HCRI had backlog of $1,148.3 million. Claims revenues are earned under written contracts with HCRI's clients that generally provide for contingency fees from recoveries under a variety of pricing regimes. The pricing arrangements offered by HCRI to its clients include a fixed fee percentage, a fee percentage that declines as the number of lives covered by the client and subject to HCRI's service increases and a fee percentage that varies with HCRI's recovery performance.

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

RECENT DEVELOPMENTS

  Related Party Transaction

     On June 30, 2000, at the direction of the Board of Directors and in accordance with terms authorized by it, the Company loaned to Patrick B. McGinnis, the Chief Executive Officer of the Company, $500,000. Under these terms, the $500,000 loan to Mr. McGinnis was combined with his existing debt to the Company of $350,000 of principal and $36,520 of accrued interest; Mr. McGinnis delivered to the Company his full recourse promissory note in the amount of $886,520, bearing interest at a fixed rate of 6.62% per annum, compounded annually (the "Amended Promissory Note"), and the Company cancelled the old promissory note evidencing the prior debt. The Amended Promissory Note provides for mandatory prepayments from certain of the proceeds received by Mr. McGinnis from his sale of the Company's securities and any related transactions.

     In addition, on June 30, 2000, pursuant to Board authorization and in accordance with the terms of the Amended Promissory Note, the Company and Mr. McGinnis entered into a deferred compensation agreement (the "Agreement"). Under the Agreement, 50% of the amount otherwise payable to Mr. McGinnis under the Company's Management Group Incentive Compensation Plan shall be deferred until the Amended Promissory Note is paid in full, with such deferred compensation then being paid in full to Mr. McGinnis within 30 days thereafter, and the Company has full right of set-off against any deferred compensation under the Agreement should Mr. McGinnis default under the Amended Promissory Note. At the election of Mr. McGinnis, the payment of the deferred compensation, upon payment of the Amended Promissory Note, may be extended for a period of not more than ten years.

  Stock Repurchase Plan

     HCRI's Board approved a stock repurchase plan on March 12, 1999 under which the Company is authorized to repurchase, from time to time, up to $10 million of HCRI Common Stock in the open market, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $10 million of HCRI Common Stock or until it otherwise determines to terminate the stock repurchase plan. During 1999, HCRI acquired 305,000 shares of its Common Stock, at an average price of $4.50 per share, and during the second quarter of 2000, HCRI repurchased 508,400 shares of its Common Stock at an average price of $3.21 per share. Subsequent to June 30, 2000, HCRI acquired an additional 147,000 shares of its Common Stock at an average price of $3.86 per share. All of the reacquired shares of Common Stock is reflected as treasury stock on the accompanying Condensed Balance Sheets (Unaudited).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     An element of market risk exists for the Company from changes in interest rates related to its amended Credit Facility, which matures April 30, 2002. The impact on earnings and value of any debt on the Company's balance sheets are subject to change as a result of movements in market rates and prices as the Credit Facility is subject to variable interest rates. However, the Company does not expect changes in interest rates to have a material effect on its financial position, results of operations or cash flows in 2000. As of June 30, 2000, the Company had $16.0 million outstanding under its Credit Facility, with interest rates ranging from 8.8% to 9.0%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On March 15, 1994, a class action complaint ("Complaint") was filed against HCRI in the United States District Court for the Northern District of West Virginia, Michael L. DeGarmo, et al. v. Healthcare Recoveries, Inc. The plaintiffs assert that HCRI's subrogation recovery efforts on behalf of its clients violate a number of state and federal laws, including the Fair Debt Collection Practices Act and the Racketeering Influenced and Corrupt Organizations Act ("RICO"). The Complaint alleges that HCRI engaged in fraudulent or negligent practices on behalf of its clients by attempting to recover, via subrogation, amounts in excess of the actual amounts paid for those services and that HCRI pursued subrogation recoveries from individuals whose health insurance plans did not specifically provide for subrogation. HCRI has responded to these allegations by maintaining that the subrogation rights of its clients provide for recovery of medical treatment at the "prevailing rates" or "reasonable value" of those services and that instances in which recoveries were made or sought against individuals without specific plan language occurred due to either mistaken referrals from clients or reliance on equitable or common law subrogation rights. On March 30, 1999, the court entered an order certifying a class of all members of one HCRI client health plan located in Wheeling, West Virginia (The Health Plan of the Upper Ohio Valley) who have been subject to subrogation and/or reimbursement collection practices by HCRI. Plaintiffs, on behalf of the class as certified, demand compensatory damages, punitive damages, and treble damages under RICO, costs and reasonable attorneys' fees. The court has ordered that all dispositive motions in the case be filed by late November 2000. Trial is scheduled to begin in March 2001.

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

     The original complaint in the Conte matter, filed in June 1999, asserted similar claims on behalf of a putative class of participants or beneficiaries of one client's health plans located in Florida, Alabama, and Georgia. In response to HCRI's motion to dismiss that complaint, the plaintiffs filed the Amended Complaint on behalf of a putative national class. On November 5, 1999, HCRI filed a motion to dismiss the Amended Complaint. That motion, now fully briefed, remains pending. The court has not yet addressed the question of whether to certify the putative class. In early May, the plaintiffs filed a motion seeking class certification. HCRI has filed a response in opposition to that motion. Plaintiffs' reply is due in early September 2000.

     On October 20, 1999, a class action complaint ("Baker Complaint") was filed against HCRI and one HCRI client in the Circuit Court of Jefferson County Alabama, Darrell DeWayne Baker v. Healthcare Recoveries, Inc., United Healthcare of Alabama, and Fictitious Party Defendants A, B, C et al. On December 6, 1999, the defendants removed the lawsuit to the United States District Court for the Northern District of Alabama, Southern Division. On January 3, 2000, a First Amended Complaint was filed, retaining all counts from the original complaint and seeking an additional declaratory judgment that the health plan and

HCRI have a right to recover through subrogation only the actual benefits paid to medical providers on behalf of the class. The Baker Complaint, as amended, asserts claims on behalf of two putative subclasses, both consisting of members nationwide of the client health plan, who either: (1) allegedly paid inflated subrogation claims due to alleged failure by the health plan or by HCRI to disclose discounts in the health plan's payments to medical providers; or (2) allegedly were denied coverage of certain claims by the health plan. The plaintiffs assert claims against HCRI under a variety of theories including unjust enrichment, breach of contract, breach of fiduciary duty and violations of RICO. Plaintiffs demand, on behalf of the putative classes, compensatory damages, punitive damages, treble damages under RICO, and reasonable attorneys' fees. On January 27, 2000, the defendants filed a motion to dismiss the Amended Complaint, which remains pending. The court has not yet addressed the question of whether to certify the putative class.

     On October 28, 1999, a class action Plaintiff's Original Petition ("Petition") was filed against HCRI and one HCRI client in the District Court for the 150th Judicial District, Bexar County, Texas, Joseph R. Cajas, on behalf of himself and all others similarly situated v. Prudential Health Care Plan, Inc. and Healthcare Recoveries, Inc. The plaintiff asserts that HCRI's subrogation recovery efforts on behalf of its client Prudential Health Care Plan, Inc. ("Prudential") violated a number of common law duties, as well as the Texas Insurance Code and the Texas Business and Commerce Code. The Petition alleges that HCRI, as the subrogation agent for Prudential, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount Prudential paid for medical goods and services. HCRI was served with the Petition in early November, and has answered, denying all allegations. The court has not yet addressed the question of whether to certify the putative class.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on April 28, 2000. Of the 11,225,188 shares of Common Stock outstanding as of the record date, March 13, 2000, and entitled to vote at this meeting, 9,370,521 were represented at the meeting in person or by proxy. The following matters were voted upon:

     (a) The following members were elected to the Board of Directors to hold office for a three year term:

NOMINEE                                              SHARES VOTED FOR   SHARES AGAINST   TERM
-------                                              ----------------   --------------   ----
Patrick B. McGinnis................................     9,280,671            89,850      2003
Jill L. Force......................................     8,193,171         1,177,350      2003

     The Company's other directors continuing after the Annual Meeting are as follows:
        William C. Ballard
        John H. Newman
        Elaine J. Robinson
        Chris B. Van Arsdel

     (b) The ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company to serve for 2000. The result of the vote was 9,342,720 shares favor, 11,900 opposed and 15,901 abstained. Accordingly, the appointment of PricewaterhouseCoopers LLP was ratified.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following list of Exhibits includes both exhibits submitted with this Form 10-Q as filed with the Commission and those incorporated by reference to other filings:

 2.1  --   Asset Purchase Agreement, dated as of December 4, 1998, by and among the Registrant, MedCap Medical Cost Management,
           Inc. and Marcia Deutsch (incorporated by reference to
           Exhibit 2.1 of Registrant's Current Report on Form 8-K,
           filed December 11, 1998, File No. 0-22585).
 2.2  --   Amendment to Asset Purchase Agreement, dated as of December
           8, 1999, by and among the Registrant, MedCap Medical Cost
           Management, Inc. and Marcia Deutsch (incorporated by
           reference to Exhibit 2.1 of Registrant's Current Report on
           Form 8-K, filed December 20, 1999, File No. 0-22585).
 2.3  --   Asset Purchase Agreement, dated as of January 3, 1999, by
           and among the Registrant, Subro-Audit, Inc., O'Donnell
           Leasing Co., LLP, Kevin O'Donnell and Leah Lampone
           (incorporated by reference to Exhibit 2.1 of Registrant's
           Current Report on Form 8-K, filed January 11, 1999, File No.
           0-22585).
 2.4  --   Amendment to Asset Purchase Agreement by and among the
           Registrant, Subro-Audit, Inc., O'Donnell Leasing Co., LLP,
           Kevin O'Donnell and Leah Lampone, dated as of January 25,
           1999 (incorporated by reference to Exhibit 2.2 of
           Registrant's Current Report on Form 8-K, filed February 3,
           1999, File No. 0-22585).
 3.1  --   Amended and Restated Certificate of Incorporation of the
           Registrant (incorporated by reference to Exhibit 3.1 of
           Registrant's Amendment No. 2 to Registration Statement on
           Form S-1, File No. 333-23287).
 3.2  --   Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's Amendment No. 2 to Registration Statement on Form S-1, File No. 333-23287).
 4.1  --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant's Amendment No. 1 to
           Registration Statement on Form S-1, File No. 333-23287).
 4.2  --   Rights Agreement, dated February 12, 1999, between the
           Registrant and National City Bank of Kentucky, as Rights
           Agent, which includes as Exhibit A the Form of Certificate of Designations of the Preferred Stock, as Exhibit B the
           Form of Right Certificate and as Exhibit C the Summary of
           Rights to Purchase Preferred Stock (incorporated by
           reference to Exhibit 4.1 of Registrant's Form 8-A, filed
           February 16, 1999, File No. 0-22585).
10.1  --   Amendment No. 3, dated as of May 15, 2000, to the Credit
           Agreement, by and among the Registrant, the Lending
           Institutions named therein and National City Bank of
           Kentucky.
10.2  --   Amendment No. 4, dated as of June 23, 2000, to the Credit
           Agreement, by and among the Registrant, the Lending
           Institutions named therein and National City Bank of
           Kentucky.
10.3  --   Amended and Restated Promissory Note Payable, dated June 30,
           2000, to the Registrant from Patrick B. McGinnis.
10.4  --   Deferred Compensation Agreement, dated June 30, 2000, by and between the Registrant and Patrick B. McGinnis.
27.1  --   Financial Data Schedule (for SEC use only).
99.1  --   Healthcare Recoveries, Inc. Private Securities Litigation
           Reform Act of 1995 Safe Harbor Compliance Statement for
           Forward-Looking Statements (incorporated by reference to
           Exhibit 99.1 of Registrant's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1999, filed March 14,
           2000, File No. 0-22585).

     (b) Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEALTHCARE RECOVERIES, INC.

  Date: August 11, 2000
                                                /s/ PATRICK B. MCGINNIS
                                          --------------------------------------
                                                   Patrick B. McGinnis
                                                 Chairman, President and
                                                 Chief Executive Officer

  Date: August 11, 2000                          /s/ DOUGLAS R. SHARPS
                                          --------------------------------------
                                                    Douglas R. Sharps
                                            Executive Vice President and Chief
                                                    Financial Officer
                                            Principal Financial and Accounting
                                                         Officer