Form 10-Q
period 2000-09-30
HEALTHCARE RECOVERIES INC
filed 2000-11-13
CIK 858629

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 13, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of November 13, 2000, 10,047,871 shares of the Registrant's Common Stock, $0.001 par value were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HEALTHCARE RECOVERIES, INC.

                                   FORM 10-Q
                               SEPTEMBER 30, 2000

                                     INDEX

                                                              PAGE
                                                              ----
PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
  Condensed Balance Sheets as of September 30, 2000 and
     December 31, 1999......................................    1
  Condensed Statements of Income for the three and nine
     months ended September 30, 2000 and 1999...............    2
  Condensed Statements of Cash Flows for the nine months
     ended September 30, 2000 and 1999......................    3
  Notes to Condensed Financial Statements...................    4
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    8
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................   14
PART II:  OTHER INFORMATION
Item 1. Legal Proceedings...................................   15
Item 6. Exhibits and Reports on Form 8-K....................   18
Signatures..................................................   19

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY HEALTHCARE RECOVERIES, INC. OR MEMBERS OF ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HEALTHCARE RECOVERIES, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT
99.1 TO THIS FORM 10-Q, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. HEALTHCARE RECOVERIES, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS OR CIRCUMSTANCES, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          HEALTHCARE RECOVERIES, INC.

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $    718        $  1,670
  Restricted cash...........................................      19,923          26,121
  Accounts receivable, less allowance for doubtful accounts
    of $443 in 2000 and $380 in 1999........................       8,236           6,870
  Other current assets......................................       1,257           1,319
                                                                --------        --------
         Total current assets...............................      30,134          35,980
                                                                --------        --------
Property and equipment, at cost:
  Buildings and land........................................       4,001           5,482
  Furniture and fixtures....................................       3,230           3,095
  Office equipment..........................................       1,991           1,946
  Computer equipment........................................      13,320          11,253
  Leasehold improvements....................................       1,308           1,073
                                                                --------        --------
                                                                  23,850          22,849
  Accumulated depreciation and amortization.................     (12,829)        (10,002)
                                                                --------        --------
         Property and equipment, net........................      11,021          12,847
                                                                --------        --------
  Cost in excess of net assets acquired, net................      28,610          26,296
  Identifiable intangibles, net.............................       5,074           5,496
  Other assets..............................................       1,425           1,274
                                                                --------        --------
         Total assets.......................................    $ 76,264        $ 81,893
                                                                ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................    $  1,554        $  1,914
  Accrued expenses..........................................       5,501          12,005
  Funds due clients.........................................      11,379          13,178
  Income taxes payable......................................       1,090           1,018
                                                                --------        --------
         Total current liabilities..........................      19,524          28,115
Other liabilities...........................................       2,056           2,055
Long-term borrowings........................................      14,500          11,000
                                                                --------        --------
         Total liabilities..................................      36,080          41,170
                                                                --------        --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value per share; 2,000 shares
    authorized; no shares issued or outstanding.............          --              --
  Common stock, $.001 par value per share; 20,000 shares
    authorized; 10,210 and 11,209 shares issued and
    outstanding as of September 30, 2000 and December 31,
    1999, respectively......................................          12              12
  Capital in excess of par value............................      22,636          22,541
  Other.....................................................        (898)           (369)
  Treasury stock at cost; 1,333 shares at September 30, 2000
    and 305 shares at December 31, 1999.....................      (5,145)         (1,373)
  Retained earnings.........................................      23,579          19,912
                                                                --------        --------
         Total stockholders' equity.........................      40,184          40,723
                                                                --------        --------
         Total liabilities and stockholders' equity.........    $ 76,264        $ 81,893
                                                                ========        ========

     The accompanying notes are an integral part of the condensed financial statements.

                          HEALTHCARE RECOVERIES, INC.

                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                               SEPTEMBER 30,        SEPTEMBER 30,
                                                            -------------------   -----------------
                                                              2000       1999      2000      1999
                                                            --------   --------   -------   -------
Claims revenues...........................................  $15,113    $15,247    $47,628   $44,901
Cost of services..........................................    7,322      7,986     23,430    22,973
                                                            -------    -------    -------   -------
          Gross profit....................................    7,791      7,261     24,198    21,928
Support expenses..........................................    3,951      3,856     12,906    11,547
Depreciation and amortization.............................    1,637      1,310      4,777     3,597
                                                            -------    -------    -------   -------
          Operating income................................    2,203      2,095      6,515     6,784
Interest income...........................................      300        266        847       800
Interest expense..........................................      375        263      1,004       681
Other -- Special Committee expenses.......................       --         --         90        --
                                                            -------    -------    -------   -------
          Income before income taxes......................    2,128      2,098      6,268     6,903
Provision for income taxes................................      883        871      2,601     2,865
                                                            -------    -------    -------   -------
          Net income......................................  $ 1,245    $ 1,227    $ 3,667   $ 4,038
                                                            =======    =======    =======   =======
Basic earnings per common share...........................  $  0.12    $  0.11    $  0.34   $  0.36
                                                            =======    =======    =======   =======
Diluted earnings per common share.........................  $  0.12    $  0.11    $  0.33   $  0.36
                                                            =======    =======    =======   =======

     The accompanying notes are an integral part of the condensed financial statements.

                          HEALTHCARE RECOVERIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (IN THOUSANDS)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2000       1999
                                                              -------   --------
Cash flows from operating activities:
  Net income................................................  $ 3,667   $  4,038
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    4,777      3,597
     Deferred income taxes..................................       (3)       161
     Other..................................................       (7)       238
     Changes in operating assets and liabilities:
       Restricted cash......................................    2,010      2,337
       Accounts receivable..................................   (1,366)      (773)
       Other current assets.................................      710         85
       Other assets.........................................     (411)       (71)
       Trade accounts payable...............................     (990)        50
       Accrued expenses.....................................   (1,922)       190
       Funds due clients....................................   (1,801)    (1,897)
       Income taxes payable.................................       72     (1,089)
       Other liabilities....................................       --       (246)
                                                              -------   --------
          Net cash provided by operating activities.........    4,736      6,620
                                                              -------   --------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   (3,881)   (44,599)
  Disposals of property and equipment.......................    1,409         --
  Purchases of property and equipment.......................   (2,506)    (3,060)
                                                              -------   --------
          Net cash used in investing activities.............   (4,978)   (47,659)
                                                              -------   --------
Cash flows from financing activities:
  Line of credit proceeds...................................    7,700     14,300
  Line of credit repayments.................................   (4,200)    (2,000)
  Repurchase of common stock................................   (3,772)    (1,373)
  Issuance of common stock..................................       91         98
  Other.....................................................     (529)        --
                                                              -------   --------
          Net cash (used in) provided by financing
           activities.......................................     (710)    11,025
                                                              -------   --------
Net decrease in cash and cash equivalents...................     (952)   (30,014)
Cash and cash equivalents, beginning of period..............    1,670     31,133
                                                              -------   --------
Cash and cash equivalents, end of period....................  $   718   $  1,119
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

                          HEALTHCARE RECOVERIES, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Healthcare Recoveries, Inc. (hereinafter referred to as the "Company" or "HCRI"), a Delaware corporation, was incorporated on June 30, 1988. The Company's primary business is to provide complete outsourcing of insurance subrogation and certain other medical claims recovery and cost containment services to the private healthcare payor industry. Its primary service is medical claims recovery, and its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance. The Company's other medical claims recovery services include hospital bill auditing, contract compliance review and cost management consulting, coordination of benefits and overpayments recovery services.

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

3.  CREDIT FACILITY

     On May 15, 2000, the Company entered into a third amendment (the "Amendment") to its February 1, 1998 revolving credit facility with National City Bank of Kentucky and the lenders named therein (the "Credit Facility"). The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. Under the Amendment, the maturity date was extended to April 30, 2002 from January 31, 2001, the maximum borrowing capacity decreased to $40 million from $50 million, and certain other financial terms and covenants were amended. Principal amounts outstanding under the Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus the pre-determined fixed margin. The Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. The Company does not expect changes in interest rates to have a material effect on its financial position, results of operations or financial condition in 2000. The Credit Facility was amended in May 1998 to

                          HEALTHCARE RECOVERIES, INC.

3.  CREDIT FACILITY -- (CONTINUED)
enable the Company to acquire entities that do not maintain audited financial statements, in March 1999 to permit borrowings from the Credit Facility for repurchasing up to $10 million of outstanding Common Stock, and in June 2000, to increase the amount of other debt that the Company is permitted to maintain outstanding under another of the Credit Facility's financial covenants. As of September 30, 2000, $14.5 million was outstanding under the Credit Facility.

4.  STOCK REPURCHASE PLAN

     HCRI's Board approved a stock repurchase plan on March 12, 1999 under which the Company is authorized to repurchase, from time to time, up to $10 million of HCRI Common Stock in the open market, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $10 million of HCRI Common Stock or until it otherwise determines to terminate the stock repurchase plan. During 1999, HCRI acquired 305,000 shares of its Common Stock at an average price of $4.50 per share. During the third quarter of 2000, HCRI repurchased 520,000 shares of its Common Stock at an average price of $4.11 per share. The total number of shares repurchased during the first nine months of 2000 is 1,028,185 with an average cost of $3.67 per share. Since inception of the program and through September 30, 2000, the total number of repurchased shares is 1,333,185, at a cost of $5.1 million, or $3.86 per share. Subsequent to September 30, 2000, HCRI acquired an additional 162,580 shares of its Common Stock at an average price of $4.37 per share. All of the reacquired shares of Common Stock through September 30, 2000 are reflected as treasury stock on the accompanying Condensed Balance Sheets (Unaudited).

5.  RELATED PARTY TRANSACTION

     On June 30, 2000, at the direction of the Board of Directors and in accordance with terms authorized by it, the Company loaned to Patrick B. McGinnis, the Chief Executive Officer of the Company, $500,000. Under these terms, the $500,000 loan to Mr. McGinnis was combined with his existing debt to the Company of $350,000 of principal and $36,520 of accrued interest. Mr. McGinnis delivered to the Company his full recourse promissory note in the amount of $886,520, bearing interest at a fixed rate of 6.62% per annum, compounded annually (the "Amended Promissory Note"), and the Company cancelled the old promissory note evidencing the prior debt. The Amended Promissory Note provides for mandatory prepayments from certain of the proceeds received by Mr. McGinnis from his sale of the Company's securities and any related transactions. At September 30, 2000, the amount of accrued interest on the Amended Promissory Note was $11,068.

     In addition, on June 30, 2000, pursuant to Board authorization and in accordance with the terms of the Amended Promissory Note, the Company and Mr. McGinnis entered into a deferred compensation agreement (the "Agreement"). Under the Agreement, 50% of the amount otherwise payable to Mr. McGinnis under the Company's Management Group Incentive Compensation Plan shall be deferred until the Amended Promissory Note is paid in full, with such deferred compensation then being paid in full to Mr. McGinnis within 30 days thereafter. The Company has full right of set-off against any deferred compensation under the Agreement should Mr. McGinnis default under the Amended Promissory Note. At the election of Mr. McGinnis, the payment of the deferred compensation, upon payment of the Amended Promissory Note, may be extended for a period of not more than ten years.

                          HEALTHCARE RECOVERIES, INC.

6.  EARNINGS PER COMMON SHARE

     Reconciliations of the average number of common shares outstanding used in the calculation of earnings per common share and earnings per common share assuming dilution are as follows (dollars and shares in thousands, except per share results):

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                    -------------------   -----------------
                                                      2000       1999      2000      1999
                                                    --------   --------   -------   -------
Weighted average number of common shares
  outstanding.....................................   10,519     11,209     10,899    11,315
Add: Dilutive stock options.......................      123         --         65        49
                                                    -------    -------    -------   -------
Number of common shares outstanding (diluted).....   10,642     11,209     10,964    11,364
                                                    =======    =======    =======   =======
Net earnings for earnings per common share (basic
  and diluted)....................................  $ 1,245    $ 1,227    $ 3,667   $ 4,038
                                                    =======    =======    =======   =======
Earnings per common share:
  Basic...........................................  $  0.12    $  0.11    $  0.34   $  0.36
                                                    =======    =======    =======   =======
  Diluted.........................................  $  0.12    $  0.11    $  0.33   $  0.36
                                                    =======    =======    =======   =======

     Basic earnings per common share were computed based on the weighted-average number of shares outstanding during the period. The dilutive effect of stock options was calculated using the treasury stock method. Options to purchase 1,545,294 and 1,586,127 shares for the three and nine month periods ended September 30, 2000, respectively, and 1,547,869 and 1,148,430 shares for the comparable periods in 1999, respectively, were not included in the computation of diluted earnings per common share because the exercise prices of these options were greater than the average market price of the common shares during the respective periods.

7.  ACQUISITIONS

     On January 25, 1999, HCRI acquired the assets and certain liabilities of Subro-Audit, Inc., a Wisconsin corporation ("SAI"), and a related entity, O'Donnell Leasing Co., LLP, a Wisconsin limited liability partnership ("ODL" and, together with SAI, the "Subro Audit Acquisition"), for approximately $24.4 million, using available unrestricted cash. HCRI estimates that it may pay up to $7.0 million through January 2001, pursuant to an earn-out arrangement, of which $2.8 million was paid on May 18, 2000. Approximately $4.9 and $8.5 million was held in escrow for the potential earn-out and was included in restricted cash at September 30, 2000 and December 31, 1999, respectively. SAI is based in Wisconsin and provides subrogation recovery services with respect to an installed base of lives, which are covered by insurers, HMOs and employer-funded plans, throughout the United States. The Subro Audit Acquisition was accounted for using the purchase method of accounting.

     On February 15, 1999, HCRI acquired the assets and certain liabilities of MedCap Medical Cost Management, Inc., a California corporation ("MedCap"), for approximately $10 million, using available unrestricted cash and borrowed funds (the "MedCap Acquisition" and, together with the Subro Audit Acquisition, the "Acquisitions"). HCRI paid approximately $4.5 million on February 15, 2000 pursuant to an amendment to the original earn-out agreement. Pursuant to the same amendment, through January 15, 2001, HCRI may pay up to 50% of the fees collected in relation to certain negotiated contracts, less associated expenses, as an additional earnout. To date, the amount paid in relation to the fees collected on those contracts approximates $282,000. MedCap provides a variety of medical cost management services to health insurers and HMOs, primarily in California. These services include hospital bill auditing, contract compliance review,

                          HEALTHCARE RECOVERIES, INC.

7.  ACQUISITIONS -- (CONTINUED)
identification of certain other payments, and cost management consulting services. The MedCap Acquisition was accounted for using the purchase method of accounting.

     If the Acquisitions had taken place on January 1, 1999, approximate claims revenues, net income and earnings per diluted share for the nine months ended September 30, 1999 would have been $46.4 million, $4.0 million and $0.35, respectively. The cost in excess of net tangible and identifiable intangible assets acquired, allocated and recorded in connection with the Acquisitions was approximately $30.8 million and is being amortized over an 18 to 20-year period. These results may not necessarily reflect future results of operations or what the results of operations would have been had the Acquisitions actually been consummated at the beginning of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF COMPANY

     The Company's primary business is to provide medical claims recovery and cost containment services to the private healthcare payor industry. Its primary service is subrogation recovery, which generally entails the complete outsourcing of the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The rights of HCRI's clients to recover the value of these medical benefits, arising by law or contract, are known generally as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance. The Company's other medical cost containment services include hospital bill auditing, contract compliance review, cost management consulting, coordination of benefits and overpayment recovery services. HCRI offers its services on a nationwide basis to health maintenance organizations, indemnity health insurers, self-funded employee health plans, and companies that provide claims administration services to self-funded plans (referred to as "third-party administrators"). The Company had 53.2 million lives under contract from its clientele at September 30, 2000.

ACQUISITIONS

     On January 25, 1999, HCRI acquired the assets and certain liabilities of Subro-Audit (which consisted of SAI and ODL), for approximately $24.4 million, using available unrestricted cash. HCRI estimates that it may pay up to $7.0 million through January 2001, pursuant to an earn-out arrangement, of which $2.8 million was paid on May 18, 2000. Approximately $4.9 and $8.5 million was held in escrow for the potential earn-out and was included in restricted cash at September 30, 2000 and December 31, 1999, respectively. SAI is based in Wisconsin and provides subrogation recovery services with respect to an installed base of lives, which are covered by insurers, HMOs and employer-funded plans, throughout the United States. The Subro Audit Acquisition was accounted for using the purchase method of accounting.

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

     The Company's expenses are determined primarily by the number of employees directly engaged in recovery activities ("cost of services") and by the number of employees engaged in a variety of support activities ("support expenses"). Recovery personnel must be hired and trained in advance of the realization of recoveries and revenues. Historically, support expenses have not grown in direct proportion to revenues.

RESULTS OF OPERATIONS

     The following tables present certain key operating indicators and results of operations data for the Company for the periods indicated:

                            KEY OPERATING INDICATORS
              (IN MILLIONS, EXCEPT FOR PERCENTAGES AND EMPLOYEES)

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                           SEPTEMBER 30,              SEPTEMBER 30,
                                       ----------------------     ----------------------
                                         2000          1999         2000          1999
                                       --------      --------     --------      --------
Cumulative lives sold, beginning of
  period.............................      53.6          59.3         55.6          40.5
  Lives from acquisitions............        --            --           --          18.6
  Lives from existing client loss,
     net.............................      (1.8)         (3.6)        (4.6)         (5.4)
  Lives added from new contracts with
     existing clients................       0.8           0.4          0.8           0.6
  Lives added from contracts with new
     clients.........................       0.6           0.3          1.4           2.1
                                       --------      --------     --------      --------
Cumulative lives sold, end of
  period.............................      53.2          56.4         53.2          56.4
                                       ========      ========     ========      ========
Lives installed......................      50.1          50.5         50.1          50.5
Backlog(1)...........................  $1,214.6      $1,078.6     $1,214.6      $1,078.6
Claims recoveries....................  $   56.8      $   56.3     $  177.5      $  165.3
Throughput(2)........................       4.8%          5.3%        15.4%         15.2%
Effective fee rate...................      26.6%         27.1%        26.8%         27.2%
Employees
  Direct operations..................       526           553          526           553
  Support............................       154           146          154           146
                                       --------      --------     --------      --------
          Total employees............       680           699          680           699
                                       ========      ========     ========      ========

---------------

(1) Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of its clients at a given point in time.
(2) Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

                STATEMENTS OF INCOME AS A PERCENTAGE OF REVENUES

                                                            THREE MONTHS         NINE MONTHS
                                                                ENDED               ENDED
                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                           ---------------     ---------------
                                                           2000      1999      2000      1999
                                                           -----     -----     -----     -----
Claims revenues..........................................  100.0%    100.0%    100.0%    100.0%
Cost of services.........................................   48.4      52.4      49.2      51.2
Support and Special Committee expenses...................   26.1      25.3      27.3      25.7
Depreciation and amortization............................   10.8       8.6      10.0       8.0
Operating income.........................................   14.6      13.7      13.7      15.1
Income before income taxes...............................   14.1      13.8      13.2      15.4
Net income...............................................    8.2       8.0       7.7       9.0

  Three and nine months ended September 30, 2000 compared to three and nine months ended September 30, 1999

     Claims Revenues. Although claims recoveries increased 1%, to $56.8 million in the quarter ended September 30, 2000 from $56.3 million in the same quarter of 1999, claims revenues for the current quarter decreased less than 1% to $15.1 million, from $15.2 million in the third quarter of 1999, primarily because the effective fee rate for the quarter ended September 30, 2000 decreased to 26.6% from 27.1% in the same quarter of 1999. The effective fee rate in the quarter fell because of the recovery mix in the quarter, with relatively more recoveries coming from clients with a lower fee rate.

     The 1% increase in recoveries in the quarter ended September 30, 2000 over the comparable quarter of 1999 resulted primarily from the increase in backlog, which grew 12.6% over the same period. However, recoveries over this period grew more slowly than did backlog primarily because of the timing of the backlog growth, most of which was added recently, and so was not mature enough to become productive within the quarter. In addition, recovery results were adversely affected by lower than historical levels of production from a particular subrogation unit that specializes in large files. The Company expects this unit to return to historically normal productivity levels by the end of 2000 as a result of changes to operating processes. Throughput fell from 5.3% to 4.8% as a result of the growth in backlog without a corresponding increase in recoveries, as discussed above, and as a result of the productivity issue mentioned above.

     Comparing the nine month period ended September 30, 2000 with that ended September 30, 1999, revenues increased 6% on a 7% increase in recoveries. Revenues increased slightly slower than did recoveries because the effective fee rate declined to 26.8% from 27.2% as a result of a change in the recovery mix, with relatively more recoveries coming from clients with lower fee rates.

     The 7% increase in recoveries in the nine month period ended September 30, 2000 over the comparable period of 1999 resulted primarily from the increase in backlog discussed above and as an effect of the Acquisitions. Because both Acquisitions were closed within the first quarter of 1999, a full three quarters of activity related to the Acquisitions is reported in the results for the first nine months of 2000, while slightly less than three full quarters of activity was included in the results for the first nine months of 1999. This reporting anomaly caused an increase in the recovery growth rate from the 1999 period to the 2000 period. Improved productivity in areas of the Company's operations other than the large subrogation file unit resulted in an improvement in throughput from 15.2% for the nine month period ended September 30, 1999 to 15.4% for the comparable nine month period in 2000. Although installed lives decreased from 50.5 million at September 30, 1999 to 50.1 million at September 30, 2000, backlog increased $136 million from $1,078.6 million to $1,214.6 million, respectively. The reason that backlog increased during the same period in which lives installed decreased is that the Company typically continues to make recoveries on the backlog of terminated clients that exists as of the contract termination date, until that backlog is exhausted (i.e., usually 5 to 6 years), but removes terminated clients from the category of "lives installed" as of the contract termination date.

     Cost of Services. Cost of services decreased 9% for quarter ended September 30, 2000 to $7.3 million, from $8.0 million for the comparable period in 1999 and was $23.4 million for the nine months ended September 30, 2000, an increase of 2% from $23.0 million for the same period in 1999. The increase for the nine month period is attributable to the inclusion of a full nine months of cost of services for the Acquisitions in the 2000 period. As a percentage of claims revenues, cost of services decreased to 48.4% for the quarter ended September 30, 2000 compared to 52.4% for the prior year quarter. For the nine months ended September 30, 2000, cost of services as a percentage of claims revenues decreased to 49.2% from 51.2% in the comparable 1999 period. The decrease in cost of services as a percentage of claims revenues for the comparable quarters and nine month periods resulted from a reduction in cost of services, due to certain productivity enhancements instituted earlier in the year.

     Support Expenses. Support expenses increased 3% to $4.0 million for the quarter ended September 30, 2000 from $3.9 million for the comparable quarter in 1999 and was $12.9 million for the nine month period ended September 30, 2000, an increase of 12% from $11.5 million for the same period in 1999. The increases were due to hiring additional staff to support the planned growth and development of new operations. Support expenses increased as a percentage of claims revenues from 25.7% for the nine month period ended September 30, 1999 to 27.3% for the same period in 2000. The increase in support expenses as a percentage of claims revenues resulted primarily from expenses incurred in the development of new operations. Support expenses typically do not vary in proportion to revenues.

     Depreciation and Amortization. Depreciation and amortization expenses increased 23% to $1.6 million for the quarter ended September 30, 2000 from $1.3 million for the same period in 1999, and increased 33% to $4.8 million for the nine months ended September 30, 2000 from $3.6 million for the comparable period in 1999. The increase in depreciation expense was attributable to the purchased property and equipment related to the Acquisitions and system upgrades. The increase in amortization expense was attributable to the addition of intangible assets acquired in the Acquisitions.

     Interest Expense. Interest expense totaled $375,000 and $263,000 for the quarter ended September 30, 2000 and 1999, respectively, and $1,004,000 and $681,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase in interest expense for the quarter and nine months ended September 30, 2000, as compared with the respective periods in 1999, is due to an increase in borrowed funds relating to the stock repurchase program and the MedCap earnout payment, and due to higher effective interest rates during 2000.

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

     Tax. Provision for income taxes was approximately 41.5% of pre-tax income for the three and nine months ended September 30, 2000 and 1999. The effective tax rate exceeded the Federal statutory tax rate as a consequence of state and local taxes and non-deductible expenses.

     Net Income. Net income for the quarter ended September 30, 2000 increased slightly to $1.25 million or $0.12 per diluted share from $1.23 million or $0.11 per diluted share for the comparable period in 1999. For the nine months ended September 30, 2000, net income decreased $0.3 million, or 8%, to $3.7 million, or $0.33 per diluted share, from $4.0 million, or $0.36 per diluted share for the comparable period in 1999. The primary factors offsetting the increase in claims revenues between the comparable nine month periods, and contributing to the decline in net income for the nine months ended September 30, 2000, were support, interest and amortization expenses related to the Acquisitions. Although net income per diluted share declined between the comparable nine month periods, earnings per diluted share increased in the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999, primarily as a result of the stock repurchase program. (See Note 4 -- Stock Repurchase Program.)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's statements of cash flows for the nine months ended September 30, 2000 and 1999 are summarized below (in thousands):

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                               2000        1999
                                                              -------    --------
                                                                (IN THOUSANDS)
Net cash provided by operating activities...................  $ 4,736    $  6,620
Net cash used in investing activities.......................   (4,978)    (47,659)
Net cash (used in) provided by financing activities.........     (710)     11,025
                                                              -------    --------
Net decrease in cash and cash equivalents...................  $  (952)   $(30,014)
                                                              =======    ========

     The Company had working capital of $10.6 million at September 30, 2000, including cash and cash equivalents of $0.7 million, compared with working capital of $7.9 million at December 31, 1999. The primary reason for the increase was the increase in accounts receivable and timing of payments of accrued expenses.

     Net cash provided by operating activities was $4.7 million, a decrease of $1.9 million for the nine months ended September 30, 2000, compared to the same period in 1999, primarily as a result of the timing of recurring cash receipts and disbursements related to accounts receivables and accrued expenses.

     Net cash used in investing activities includes $4.8 million paid under the earnout agreements related to the Acquisitions. Capital expenditures for the nine months ended September 30, 2000 were approximately $2.5 million. Disposals of property and equipment of $1.4 million included the sale of a building owned in Atlanta, Georgia. Excluding any future acquisitions, the Company anticipates capital expenditures for the year to be approximately $3.6 million, which reflects a lower estimate for the current year than previously disclosed.

     Net cash used in financing activities for the nine months ended September 30, 2000 reflects $3.5 million in net cash borrowings from the Company's credit facility, as discussed below.

     On May 15, 2000, the Company entered into a third amendment (the "Amendment") to its February 1, 1998 revolving credit facility with National City Bank of Kentucky and the lenders named therein (the "Credit Facility"). The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. Under the Amendment, the maturity date was extended to April 30, 2002 from January 31, 2001, the maximum borrowing capacity decreased to $40 million from $50 million, and certain other financial terms and covenants were amended. Principal amounts outstanding under the Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus the pre-determined fixed margin. The Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. The Company does not expect changes in interest rates to have a material effect on its financial position, results of operations or financial condition in 2000. The Credit Facility was amended in May 1998 to enable the Company to acquire entities that do not maintain audited financial statements, in March 1999 to permit borrowings from the Credit Facility for repurchasing up to $10 million of outstanding Common Stock, and in June 2000, to increase the amount of other debt that the Company is permitted to maintain outstanding under another of the Credit Facility's financial covenants. As of September 30, 2000, $14.5 million was outstanding under the Credit Facility.

     At September 30, 2000 and December 31, 1999, the Company reported on its balance sheets, as a current asset, restricted cash of $19.9 million and $26.1 million, respectively. Restricted cash at September 30, 2000 and December 31, 1999 represented claims recoveries effected by HCRI for its clients and also included an escrowed amount of $4.9 million and $8.5 million, respectively, for a potential earn-out in connection with the Subro-Audit Acquisition. At September 30, 2000 and December 31, 1999, HCRI reported on its balance sheets, as a current liability, funds due clients of $11.4 million and $13.2 million, respectively, representing claims recoveries to be distributed to clients, net of the fee earned on such recoveries.

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

CONCENTRATION OF CLIENTS

     The Company provides services to healthcare plans that as of September 30, 2000 covered approximately 53.2 million lives. HCRI's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations. For the nine month periods ended September 30, 2000 and 1999, HCRI's largest client, UnitedHealth Group, generated 24% and 23%, respectively, of HCRI's revenues. The loss of this account could have a material adverse effect on the Company's business, results of operations and financial condition. On September 30, 2000, HCRI had backlog of $1,214.6 million. Claims revenues are earned under written contracts with HCRI's clients that generally provide for contingency fees from recoveries under a variety of pricing regimes. The pricing arrangements offered by HCRI to its clients include a fixed fee percentage, a fee percentage that declines as the number of lives covered by the client and subject to HCRI's service increases and a fee percentage that varies with HCRI's recovery performance.

     HCRI does not obligate itself to deliver any specific result from the performance of its services. Contracts with its customers are generally terminable on 60 to 180 days' notice by either party, although several contracts extend over a period of years. Pursuant to the terms of its client contracts, HCRI is generally entitled to continue to make recoveries for the client and earn a fee on the backlog existing at the time of termination.

RECENT DEVELOPMENTS

  Resignation of a Director

     Effective October 31, 2000, Elaine J. Robinson resigned as a director of the Company. Under the Company's Certificate of Incorporation, a vacancy on the Board of Directors created by a resignation may be filled by a majority vote of the remaining directors. A director so chosen to fill the vacancy will hold office until the next Annual Meeting (i.e. in 2001). The Board of Directors, through its Nominating Committee, is currently engaged in identifying candidates for the vacant position.

  New Client Contracts

     During the quarter ended September 30, 2000, the Company signed a material contract with a leading provider of enrollment, billing and collection, claims administration, and risk management services, under which HCRI will sell its subrogation services and hospital bill audit and overpayment products to that service provider's customers, with the service provider acting as the vehicle for client enrollment. HCRI estimates that this service provider's customers cover or insure approximately 950,000 lives. None of these customers have, as yet, enrolled for HCRI services.

  Stock Repurchase Plan

     HCRI's Board approved a stock repurchase plan on March 12, 1999 under which the Company is authorized to repurchase, from time to time, up to $10 million of HCRI Common Stock in the open market, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $10 million of HCRI Common Stock or until it otherwise determines to terminate the stock repurchase plan. During 1999, HCRI acquired 305,000 shares of its Common Stock at an average price of $4.50 per share. During the third quarter of 2000, HCRI repurchased 520,000 shares of its Common Stock at an average price of $4.11 per share. The total number of shares repurchased during the first nine months of 2000 is 1,028,185 with an average cost of $3.67 per share. Since inception of the program and through September 30, 2000, the total number of repurchased shares is 1,333,185, at a cost of $5.1 million, or $3.86 per share. Subsequent to September 30, 2000, HCRI acquired an additional 162,580 shares of its Common Stock at an average price of $4.37 per share. All of the reacquired shares of Common Stock through September 30, 2000 are reflected as treasury stock on the accompanying Condensed Balance Sheets (Unaudited).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     An element of market risk exists for the Company from changes in interest rates related to its amended Credit Facility, which matures April 30, 2002. The impact on earnings and value of any debt on the Company's balance sheets are subject to change as a result of movements in market rates and prices as the Credit Facility is subject to variable interest rates. However, the Company does not expect changes in interest rates to have a material effect on its financial position, results of operations or cash flows in 2000. As of September 30, 2000, the Company had $14.5 million outstanding under its Credit Facility, with interest rates ranging from 8.8% to 10.0%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

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

     The original complaint in the Conte matter, filed in June 1999, asserted similar claims on behalf of a putative class of participants or beneficiaries of one client's health plans located in Florida, Alabama, and Georgia. In response to HCRI's motion to dismiss that complaint, the plaintiffs filed the Amended Complaint on behalf of a putative national class. On November 5, 1999, HCRI filed a motion to dismiss the Amended Complaint. That motion, now fully briefed, remains pending. The court has not yet addressed the question of whether to certify the putative class. That motion has also been fully briefed and remains pending.

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

     On October 28, 1999, a class action Plaintiff's Original Petition ("Petition") was filed against HCRI and one HCRI client in the District Court for the 150th Judicial District, Bexar County, Texas, Joseph R. Cajas, on behalf of himself and all others similarly situated v. Prudential Health Care Plan, Inc. and Healthcare Recoveries, Inc. The plaintiff asserts that HCRI's subrogation recovery efforts on behalf of its client Prudential Health Care Plan, Inc. ("Prudential") violated a number of common law duties, as well as the Texas Insurance Code and the Texas Business and Commerce Code. The Petition alleges that HCRI, as the subrogation agent for Prudential, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount Prudential paid for medical goods and services. HCRI was served with the Petition in early November 1999, and has answered, denying all allegations. The court has not yet addressed the question of whether to certify the putative class.

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

     On December 22, 1999, a class action Complaint was filed against HCRI and one HCRI client in the Court of Common Pleas of Richland County, South Carolina, Estalita Martin et al. vs. Companion Health Care Corp., and Healthcare Recoveries, Inc. On January 21, 2000, defendant Companion Healthcare Corp. ("CHC") filed an Answer and Counterclaim and plaintiff Martin filed a First Amended Complaint

("Amended Complaint"). The Amended Complaint asserts that HCRI's subrogation recovery efforts on behalf of its client CHC violated a number of common law duties, as well as the South Carolina Unfair Trade Practices Act. The Amended Complaint alleges that HCRI as the subrogation agent for CHC, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount CHC was entitled to collect for such medical goods and services. The Amended Complaint further alleges that HCRI and CHC unlawfully pursued subrogation and reimbursement claims by (1) failing to pay pro rata costs and attorney's fees to attorneys who represented class members with respect to tort claims underlying the subrogation and reimbursement claims; and (2) failing to include in subrogation and reimbursement claims all applicable discounts that CHC received for such medical goods and services. Plaintiffs, on behalf of the class, demand compensatory damages, punitive damages, and treble damages, disgorgement of unjust profits, costs, and prejudgment interest and attorneys' fees. HCRI was served with the original Complaint in late December 1999 and has answered denying all allegations. The court has not yet addressed the question of whether to certify the putative class.

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

     Management of the Company has observed that, in parallel with widely-reported legislative concerns with the healthcare payment system, there also has occurred an increase in litigation, actual and threatened, including class actions brought by nationally prominent attorneys, directed at healthcare payors and related parties. As a result of the foregoing, there can be no assurance that the Company will not be subject to further class action litigation, that existing and/or future class action litigation against the Company and its clients will not consume significant management time and/or attention and that the cost of defending and resolving such litigation will not be material.

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

     (b) Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEALTHCARE RECOVERIES, INC.

  Date: November 13, 2000
                                                /s/ PATRICK B. MCGINNIS
                                          --------------------------------------
                                                   Patrick B. McGinnis
                                                 Chairman, President and
                                                 Chief Executive Officer

  Date: November 13, 2000                        /s/ DOUGLAS R. SHARPS
                                          --------------------------------------
                                                    Douglas R. Sharps
                                            Executive Vice President and Chief
                                                    Financial Officer
                                            Principal Financial and Accounting
                                                         Officer