Form 10-K405
period 2000-12-31
HEALTHCARE RECOVERIES INC
filed 2001-03-27
CIK 858629

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 27, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of March 20, 2001, 9,789,356 shares of the Registrant's Common Stock, $0.001 par value, were outstanding. The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant as of March 20, 2001 was approximately $41,311,082 (based on the last sale price of a share of Common Stock as of March 20, 2001 ($4.22)), as reported by The Nasdaq National Market.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2001 are incorporated herein by reference in
Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM:                                                                 PAGE
-----                                                                 ----
                                  PART I
  1.    Business....................................................    1
  2.    Properties..................................................   13
  3.    Legal Proceedings...........................................   13
  4.    Submission of Matters to a Vote of Security Holders.........   16
        Supplementary Item. Certain Risk Factors....................   17
                                 PART II
  5.    Market for the Registrant's Common Equity and Related
        Stockholder Matters.........................................   17
  6.    Selected Financial Data.....................................   17
  7.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................   19
 7A.    Quantitative and Qualitative Market Risk Disclosures........   28
  8.    Financial Statements and Supplementary Data.................   28
  9.    Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure....................................   44
                                 PART III
 10.    Directors and Executive Officers of the Registrant..........   44
 11.    Executive Compensation......................................   44
 12.    Security Ownership of Certain Beneficial Owners and
        Management..................................................   44
 13.    Certain Relationships and Related Transactions..............   44
                                 PART IV
 14.    Exhibits, Financial Statement Schedules and Reports on Form
        8-K.........................................................   44

     THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY HEALTHCARE RECOVERIES, INC. OR ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HEALTHCARE RECOVERIES, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-K, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. HEALTHCARE RECOVERIES, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS OR CIRCUMSTANCES, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Healthcare Recoveries, Inc. (the "Company" or "HCRI"), a Delaware corporation, believes it is a leading independent provider of outsourcing of insurance subrogation and certain other medical claims recovery and cost containment services to the private healthcare payor industry in the United States, based on the Company's experience and assessment of its market. HCRI's primary business is medical claims recovery, and its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance. The Company's other medical claims recovery services include (1) the auditing of the bills of medical providers, particularly hospitals, for accuracy, correctness and compliance with contract terms ("provider bill audit") and, (2) the recovery of overpayments attributable to duplicate payments, failures to coordinate benefits and similar errors in payment. HCRI offers its services on a nationwide basis to health maintenance organizations ("HMOs"), indemnity health insurers, self-funded employee health plans, companies that provide claims administration services to self-funded plans (referred to as "third-party administrators"), Blue Cross and Blue Shield organizations and provider organized health plans. Current clients include UnitedHealth Group, Humana Inc., Kaiser Permanente, The Principal Financial Group and Group Health, Inc. The Company had 52.5 million lives under contract from its clientele at December 31, 2000, a 6% decrease from December 31, 1999.

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

ACQUISITIONS

     On January 25, 1999, HCRI acquired the assets and certain liabilities of Subro-Audit, Inc., a Wisconsin corporation ("SAI"), and a related entity, O'Donnell Leasing Co., LLP, a Wisconsin limited liability partnership ("ODL" and, together with SAI, "Subro Audit"), for approximately $24.4 million (the "Subro Audit Acquisition"), using available unrestricted cash. HCRI currently estimates that it may pay up to $5.4 million pursuant to an earn-out arrangement, of which $2.8 million was paid on May 18, 2000, with the remainder to be paid in 2001. Approximately $4.7 and $8.5 million was held in escrow for the potential earn-out and was included in restricted cash at December 31, 2000 and 1999, respectively. SAI is based in Wisconsin and provides subrogation recovery services with respect to an installed base of lives, which are covered by insurers, HMOs and employer-funded plans, throughout the United States. The Subro Audit Acquisition was accounted for using the purchase method of accounting.

     On February 15, 1999, HCRI acquired the assets and certain liabilities of MedCap Medical Cost Management, Inc., a California corporation ("MedCap"), for approximately $10 million, using available unrestricted cash and borrowed funds (the "MedCap Acquisition" and, together with the Subro Audit Acquisition, the "Acquisitions"). The Company paid approximately $4.5 million on February 15, 2000 pursuant to an amendment to the original earn-out agreement. Pursuant to the same amendment, through January 15, 2001, the Company was obligated to pay up to 50% of the fees collected in relation to certain negotiated contracts, less associated expenses, as an additional earn-out. The final amount, which was paid in

2000 in relation to the fees collected on those contracts, was approximately $292,000. MedCap provides a variety of medical cost management services to health insurers and HMOs, primarily in California. These services include provider bill auditing, contract compliance review, identification of certain other payments, and cost management consulting services. The MedCap Acquisition was accounted for using the purchase method of accounting.

STRATEGY

     HCRI intends to pursue a two-fold growth strategy. First, with respect to its existing healthcare recovery business, HCRI will focus on (i) servicing its existing client base, (ii) selling and installing those additional lives covered by contracts with existing clients and (iii) selling and installing new clients and cross-selling expanded product offerings. The MedCap Acquisition enabled HCRI to broaden its product base to provide medical cost management services to healthcare insurers and HMOs. During 2000, HCRI placed in service and began to earn revenue from an internally developed service that offers its clients the ability to detect, audit and recover a variety of claims overpayments. HCRI will continue to explore strategic acquisitions which meet its selection criteria and develop new service products internally. See "-- Business Developments".

     Under the second aspect of its growth strategy, HCRI intends to extend its systems-driven, process-oriented approach, through acquisitions and internal development, to outsourcing opportunities in healthcare and other service industries, including the property and casualty insurance industry. The defining characteristics of HCRI's business model are (i) the ability to automate clerical and administrative tasks, using sophisticated and proprietary computer applications; and (ii) the ability to standardize and scale work using process management and classical work measurement techniques. Using this model, HCRI believes that it can dramatically increase the productivity of the skilled knowledge workers who make up its labor force, and successfully implement pricing strategies that will reward HCRI for those productivity gains. See
"-- Business Developments".

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

INDUSTRY

     Outsourcing. The Company believes that in recent years, businesses have increasingly outsourced non-core specialized business functions. Because of expertise and economies of scale, companies that provide specialized services are often able to deliver the requisite service at lower costs and with similar or higher quality than could be achieved by their clients.

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

     Subrogation Recovery Rights of Healthcare Payors. By contract and state law, healthcare payors are generally entitled to certain rights with respect to paid healthcare claims that may be the primary obligation of other insurance carriers. For example, an HMO may pay the hospitalization and related health expenses of a member who is injured in an automobile accident. However, the responsible party is generally liable to the injured person for the damages arising from the injury, which include lost wages, property loss, pain and suffering and medical benefits. The responsible party usually has a liability insurance policy that will pay covered damages, including medical benefits, upon the acceptance of the injured party's claim. The healthcare payor actually providing or paying for the medical benefits conferred on the injured party (in this example, an HMO) may have a variety of rights through which it is entitled to recover the value of such medical benefits from the responsible party and the responsible party's liability insurer.

     These recovery rights include:

          (i) the right of subrogation, which allows the healthcare payor to recover accident-related medical claims directly from the responsible party or the responsible party's insurance carrier;

          (ii) the right of reimbursement, which allows the healthcare payor to recover from the injured party any payment received by him or her from the responsible party or the responsible party's insurance carrier relating to this injury;

          (iii) the right of reimbursement for medical benefits provided for work-related injuries, which are typically excluded from the healthcare insurer's coverage; and

          (iv) other recovery rights against automobile insurers and other liability insurers arising from coordination of benefits provisions in healthcare and property and casualty insurance coverages.

     Provider Bill Audit Rights of Healthcare Payors. By contract, healthcare payors are generally entitled to certain audit rights with respect to healthcare claims presented to them for payment by medical providers. Providers may bill healthcare payors under a variety of pricing regimes, including standard fee-for-service charges, discounted-fee-for service charges, case rates, per diem rates, and charges based on stop-loss insurance thresholds. In addition, Medicare risk claims that are paid under a variety of arrangements, including federally mandated payment methodologies, are also generally subject to audit by the payor.

     Overpayment Recovery Rights of Healthcare Payors. Healthcare payors are generally entitled to recover from contract providers amounts that have been paid in error or where the payor's obligation is secondary to that of another payor (i.e., coordination of benefits). Examples of errors include payment of claims outside the coverage contract, duplicate payments, and payments on claims for persons no longer covered by the payor. The recovery of such overpayments may be through set-off against future claims due to the provider or through a collection process conducted by the Company for its clients.

     The industry conditions described above have contributed to the growing need for a cost-effective provider of subrogation and other recovery products and services. HCRI believes that it is a leading independent provider of outsourcing of insurance subrogation and certain other related medical claims recovery and cost containment services to the private healthcare payor industry in the United States. HCRI's success is a result of the implementation of its recovery processes, the skill and knowledge of its employees, its approach to sales and marketing, its client base, and its proprietary information management systems, all as described below.

THE RECOVERY PROCESS

     HCRI utilizes recovery processes to implement its post-payment cost containment services, which include subrogation, provider bill audit and overpayment recovery services. HCRI uses proprietary and other software and various business processes to identify those claims that have recovery potential. Client-specific threshold dollar amounts are utilized to identify files where its clients may have a recovery right for subrogation for the medical benefits provided. In the case of provider bill audit services, HCRI utilizes specific threshold dollar amounts to investigate proper payment for medical procedures. To identify overpayment recovery opportunities, typically all paid claims for a fixed period are analyzed on a rolling quarterly basis.

     Following the identification and investigation of identified claims, HCRI proceeds to recover from the financially responsible party the value of those covered medical benefits provided. HCRI has automated this complex processing of all raw data and the management, follow-up and generation of correspondence. The use of automated processes substantially increases productivity and enables specially trained personnel to focus more intensely on matters requiring their professional judgement and expertise. The automated processes also allow the Company to pursue claims that would otherwise be deemed too small to pursue economically. HCRI believes that its ability to effectively recover a broad range of claim sizes is an important competitive advantage in the market. In addition to automating the recovery processes, HCRI's proprietary software and other systems generate significant operations and management information, which enables the Company to employ production and quality standards in the context of providing specialized services.

     The recovery process has been refined to four major, interrelated steps:
(i) automated identification of related claims provided electronically by its clients; (ii) investigation of potentially recoverable claims; (iii) assertion and management of potentially recoverable claims; and (iv) negotiation and settlement of claims. The Company dedicates staff with specialized skills to individual services to optimize recoveries. The recovery process for each healthcare recovery service is described below.

  Healthcare Subrogation Services

     Automated Identification of Claims with Recovery Potential. The Company's specialty is using systematic identification methods to determine which files to pass on to the investigation stage. The automated selection, analysis and processing of raw claims data are handled primarily through HCRI's proprietary selection software. Information regarding diagnoses, the cost of treatments, insured demographics (names, addresses and telephone numbers, etc.) and related claims is provided to HCRI electronically by the healthcare payor. The automated systems include direct connections to HCRI's clients' claims information systems, subject to various security controls to limit access internally. HCRI's trained staff identifies, sorts, vets and organizes raw claims data into usable form, essentially engaging in "data mining."

     The primary vehicle for the identification of injured insureds is an automated analysis of the clients' claims data. This system identifies potentially recoverable claims and, using client-specific protocols, opens an on-line, electronic file for such claims. After files are opened, the systems automatically track the addition of medical expenses to these files, so that they are updated as additional expenses are paid. Since its inception, HCRI has automatically opened over 37.5 million of such on-line files.

     Investigation of Potentially Recoverable Claims. By focusing investigations only on those cases with the greatest potential for recovery, HCRI minimizes member contacts and maximizes recovery potential. Subrogation recoveries are typically related to accidental injuries. Claims may involve automobile accidents, property and premises injuries, workers' compensation, product liability or medical malpractice. When a file of claims reaches a value determined by HCRI, the system automatically generates a series of inquiry letters that are sent to the injured insured. These individuals respond by calling the Company's customer service department to provide the facts of the accident. HCRI also initiates phone calls if the insured does not respond to the inquiry letters in a reasonable period of time. Historically, approximately 90% of the injured insureds ultimately respond to HCRI's inquiries and approximately 18% of the claims investigated by customer service representatives are classified as recoverable. Once a file of related claims is identified as recoverable, the system updates the backlog and assigns the file to the appropriate recovery person who begins the assertion and management of recoverable claims. Since its inception, HCRI has investigated over 6.5 million accidents.

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

     Claims remain the property of HCRI's clients and litigation is commenced solely at their written direction. Similarly, clients may terminate litigation or other recovery efforts at any time for any reason. HCRI customarily bears the cost of legal services as part of the services to its clients. HCRI has established what it believes are cost-effective relationships with providers of legal services, including its relationship with Sharps & Associates, PSC, a law firm solely owned by Douglas R. Sharps, HCRI's Executive Vice President -- Finance and Administration, Chief Financial Officer and Secretary. This law firm employs 31 attorneys, 13 paralegals and 1 administrative assistant at its offices in Louisville, Kentucky; Pleasanton, California; Chicago, Illinois; Tampa, Florida; Pittsburgh, Pennsylvania; Dallas, Texas; and Milwaukee, Wisconsin. Mr. Sharps receives no personal benefit from his ownership of the firm. See Note 7 in Item 8. "Financial Statements and Supplementary Data".

     Although some subrogation recoveries will be made during the first year of service, the average time to make a recovery is 18 to 24 months from installation, with substantially all recoveries made by the sixth year. The timing of recoveries is driven by the payment cycle of claims (which is the source of recoveries made by the Company) and circumstances specific to each claim (e.g., identification of responsible party, responsiveness of responsible party, cooperation of parties involved, factual complexity and litigation). The amount of claims recoveries made by the Company on behalf of a client is generally less than the amount of backlog generated on behalf of such client. This is for a number of reasons, including (i) the inadequacy of insurance coverage or other available source of funds to pay the claim; (ii) the absence of third-party liability; or (iii) the settlement of the claim for less than full value in accordance with HCRI's established policies.

     Historically, approximately 64% of HCRI's recoveries on behalf of clients involved automobile liability insurance, 15% involved premises liability insurance, 9% involved workers' compensation insurance and 12% involved product liability or other insurance.

  Provider Bill Audit Services

     Automated Identification of Claims with Recovery Potential. HCRI's database of information captures over 500 data elements of financial, demographic and clinical data from members, providers and payors. The Company utilizes this data to project potential savings outcomes and pre-screen claims for its various audit services. Provider contract terms are also programmed into the system, which then reviews claims against the specific contract provisions to identify discrepancies. The database of statistical information is refined to include the results of each completed audit. Provider bill claims are selected for audit based upon statistical analysis and a comparison to previously audited claims. Typically, claims with billed charges greater than specified thresholds are selected for audit. Every claim is automatically reviewed in a complete, focused audit to refine selection criteria.

     Investigation of Potentially Recoverable Claims. The Company's provider bill audit service is a process for establishing accurate billing based on the care and services documented by healthcare professionals and ordered by the physician in the medical record as compared to the itemized billed charges. When a claim is identified, it is automatically assigned to a nurse auditor who will conduct an audit of all the line items that make up the claim at the site of the provider. Based on historical experience, approximately 91% of reviewed claims generate recoveries.

     Assertion and Management of Potentially Recoverable Claims. The workflow performed by the various audit personnel is directed and guided step-by-step by the Company's proprietary and other software. Registered nurses review provider bills line by line to determine if inaccuracies exist. This review is completed on-site at the provider facility where the medical record exists. These audits benefit any health plan that pays a portion of a claim based on a percent of billed charges. Nurse auditors review the total claim file to compare the medical record to the line item bill to ascertain that a physician ordered the service performed, the supplies billed were actually used and the medication billed was actually administered. The nurse auditor also verifies that the billing is in compliance with the provider contract and that stoploss or outlier provisions are correctly billed. Historically, provider bill audits have resulted in savings of approximately 5% to 6%.

     Negotiation and Settlement of Claims. Once the audit is completed, the Company reviews its findings with a provider representative to reach agreement. If there is no response from the provider within forty-five days, the audit results are considered final and the claim is closed. The savings are reported to the client for recoupment or HCRI will collect them from the provider.

  Overpayment Recovery Services

     Automated Identification of Claims with Recovery Potential. Healthcare payors are generally entitled to recover from contract providers claims paid in error or where the payor's obligation is secondary to another payor (i.e. coordination of benefits). The automated selection, analysis and processing of raw claims data are handled primarily through HCRI's proprietary selection software. This software identifies potential claims adjudication errors based on the provisions contained in the clients' various health plan and provider contracts.

     Investigation of Potentially Recoverable Claims. Suspected overpayments are identified and classified by type, then reviewed and researched by experienced claims analysts, who specialize in particularly complex types of overpayments, including coordination of benefits and Medicare. Based on historical experience, approximately 20% of reviewed claims generate recoveries.

     Assertion and Management of Potentially Recoverable Claims. The workflow performed by the claims recovery personnel is directed and guided step-by-step by the Company's proprietary and other software. Suspected overpayments are verified based upon the claims analysts' research.

     Negotiation and Settlement of Claims. Once an overpayment is verified it is forwarded to a unit specializing in collections for recovery. Historically, approximately 60% of verified overpayments have been collected. The Company recovers the money for its clients through its collection function or reports the overpayments to the client for recoupment from claims paid to that provider prospectively, where the right of off-set is present in the payor's contract.

EMPLOYEES

     HCRI employs, and facilitates the development of, skilled knowledge-workers. HCRI maintains an extensive in-house training program, which it believes is attractive to employees and essential in developing the necessary industry-specific skills. The Company believes the tight labor market, in general, could have an impact on future hiring. HCRI employed approximately 677 persons as of December 31, 2000.

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

MARKETING, SALES AND CLIENT SERVICE

     HCRI primarily markets to and contracts with healthcare payors, including HMOs, other types of managed healthcare plans, indemnity health insurers, self-funded employee health plans, insured healthcare plans, third-party administrators, Blue Cross and Blue Shield organizations and provider organized health plans. HCRI employs a staff of sales managers, a marketing manager and client services managers. Sales are made directly through contacts with prospective clients, trade show presentations and employer seminars. Additional business is also generated from existing clients, which have expanded their business by growth or acquisitions or which have business segments not already under contract with HCRI.

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

     Complementing the technical aspects of the recovery process, the client support function is primarily responsible for communications with clients and problem resolution. To facilitate strong working relationships, individual members of the client services staff are assigned to specific clients. HCRI believes that its investment in resources to resolve a wide variety of business issues with clients is an important factor in obtaining customers and maintaining good business relationships. During the year ended December 31, 2000, HCRI has lost ten clients representing approximately 2.0 million lives. Terminations occurred due to, among other things, consolidations of healthcare payors, the selection of another vendor, or because the process was taken in-house.

CLIENT BASE

     The Company provides services to healthcare plans that as of December 31, 2000 covered approximately 52.5 million lives. HCRI's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations.

     Major clients include the following:

HealthNet                        UnitedHealth Group
Humana Inc.                      The Principal Financial Group
General American Life Insurance  Blue Cross of California, a division of
Group Health, Inc,               WellPoint Health Network Inc.
FIRST HEALTH
Kaiser Permanente

     HCRI's largest client is UnitedHealth Group. During the years ended December 31, 2000 and 1999, UnitedHealth Group generated 24% and 23% of HCRI's revenues, respectively. The loss of this account could have a material adverse effect on HCRI's business, results of operations and financial condition.

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

     HCRI performs its services on a reasonable efforts basis and does not obligate itself to deliver any specific result. Contracts with its customers are generally terminable on 60 to 180 days' notice by either party, although in a few cases the contracts extend over a period of years. HCRI's contracts generally provide that in the event of termination, HCRI is entitled to complete the recovery process on the existing backlog or to receive a cash payment designed to approximate the gross margin that would otherwise have been earned from the recovery on the backlog of the terminating client. On December 31, 2000, HCRI had backlog of $1,182.0 million.

COMPETITION

     HCRI competes primarily with the internal recovery departments of potential customers and other outsource recovery service vendors. To the Company's knowledge, there are two smaller, but significant, independent providers of subrogation recovery services in addition to HCRI. There are two different vendors that provide competitive overpayment recovery outsourcing services, as well as three national companies that provide competing provider bill auditing services.

     HCRI believes that there are barriers to entry in the bulk of its market, including process expertise, capital requirements necessitated by the unusually long revenue cycle in the recovery industry, assembling and training a qualified and productive employee base possessing appropriate industry expertise, and an information processing system designed to aid investigators and examiners engaged in the recovery process. However, there are participants in the healthcare, insurance, transaction processing and software development industries that possess sufficient capital, and managerial and technical expertise to develop competitive services.

PROPRIETARY INFORMATION MANAGEMENT SYSTEMS

     General. HCRI's computer systems consist of inter-related proprietary software programs that function as automated data and process management systems. HCRI holds a copyright registration from the United States Copyright Office on the software (the "SubroSystem") that supports its subrogation operations. HCRI utilizes other proprietary systems to support its provider bill audit operations. See also "-- Business Developments".

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

  Health Insurance Primacy Laws

     Auto Choice Reform Act. In both of the last two Congresses, legislation known as the Auto Choice Reform Act (the "Proposed Act") was introduced, but not enacted. Under the Proposed Act, in those states not opting out of its provisions, individual drivers would have been able to choose to be covered by an auto insurance system in which healthcare insurers, with some exceptions, could be made primarily responsible for healthcare costs incurred by those injured in automobile accidents. Consequently, even if the insured's injuries were caused by the negligence of another driver, the healthcare insurer might have no rights of recovery against the negligent party or that party's liability insurer. Revenue generated from recoveries against automobile liability insurers historically represented approximately 64% of the Company's revenues. Should similar legislation be enacted, it could have a material adverse effect on the Company's business, results of operations and financial condition.

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

  Confidentiality Laws

     Confidentiality Provisions of the Health Insurance Portability and Accountability Act of 1996 and Related Regulations. On December 28, 2000, the Secretary of Health and Human Services (the "Secretary") published the Standards for Privacy of Individually Identifiable Health Information (65 Fed. Reg. 82462
(2000)) (the "Rules"). The Rules implement the privacy requirements of the Administrative Simplification subtitle of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The Rules are scheduled to become effective on April 14, 2001, after which affected entities will have at least 24 months to comply. The Rules set standards to protect the privacy of individually identifiable health information that is transmitted to and from health care providers, health plans and similar healthcare entities. The requirements of the Rules will also extend to the "business associates" (as defined in the Rules) of the covered entities. The covered entities are required to enter into agreements with their business associates extending many provisions of the Rules to those business associates. The covered entities are responsible for enforcing those contractual provisions.

     The Rules establish a complex regulatory framework on a variety of subjects, including (a) disclosures and uses of health information that require patient consent, (b) individuals' rights to access and to amend their health information, and (c) administrative, technical and physical safeguards required of entities that use, maintain, or transmit protected health information. The Rules generally prohibit disclosure or use of protected health information except pursuant to certain authorizations or consents (as defined in the Rules) by the patient. The Rules allow a health plan (as defined in the Rules) to condition enrollment in the health plan on the person enrolling providing their consent to certain health plan operations, including, inter alia, activities related to "payment" (as defined in the Rules). The Rules define "payment" to include "subrogation of health benefit claims." (65 Fed. Reg. 82805 (2000)).

     On February 26, 2001, the Secretary announced that a new period for public comment on the Rules would extend through March 30, 2001, and suggested that additional changes in the Rules may be forthcoming. Even if the Rules remain unchanged, they could impair subrogation recovery practices by creating administrative burdens (for example, individuals' rights to amend health information or to restrict subsequent uses) or liability risks that lead health plans to voluntarily restrict their subrogation recovery practices. In addition, the Rules do not prevent states from imposing more strict privacy standards that could have similar impacts on subrogation.

     The provisions of the Rules or of future federal legislation and regulations could impair or prevent the acquisition and use by the Company of claims and insurance information necessary to process recovery claims on behalf of its clients. In addition, state laws governing privacy of medical or insurance records and related matters may significantly affect the Company's business.

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

  Certain Legal Doctrines

     With respect to recoverable claims, the rights of subrogation and reimbursement may be limited in some cases by (i) the "made whole doctrine," which subordinates the healthcare provider's ability to recover to that of the injured party when the settlement damage award received by the injured party is inadequate to cover the injured party's damages, and (ii) the "common fund doctrine," which permits plaintiff's attorneys to deduct their fees for the claim based on the entire amount covered by a damage award and may, in some cases, proportionally diminish the amount recoverable by HCRI on behalf of the healthcare payor out of that damage award.

BUSINESS DEVELOPMENTS

  Services to the Property & Casualty Insurance Industry:

     On February 14, 2001, the Company disclosed, among other things, its entry into the subrogation outsourcing market that serves property and casualty ("P&C") insurers. The Company is offering its services to the P&C market under the brand name, TransPaC Solutions. The Company currently provides subrogation outsourcing services to two P&C clients, aggregating $60 million of net premiums earned ("NPE") to date. The Company is in the process of establishing a full-time direct sales force of three individuals experienced in P&C sales and marketing. The Company's target market for its P&C subrogation services is P&C insurers that have a minimum of $50 million of NPE and that have reported below average subrogation recovery results. Based on available information, the Company believes that there are currently more than 50 P&C insurers that fit this description.

     The Company believes that the market for P&C subrogation outsourcing in the United States is substantial and that the potential savings from subrogation recoveries will vary depending upon the P&C line of business. The Company believes that total potential subrogation recoveries in the automobile insurance market exceed $6 billion per year. Based on its research and early experience with two customers, the Company believes that there is an opportunity to increase total subrogation recoveries across a wide spectrum of automobile insurers. The Company's initial marketing strategy is to offer its services to smaller, regionally oriented automobile insurers who generally lack the resources to maximize subrogation recoveries.

     The Company believes that it has an opportunity to leverage its healthcare subrogation expertise and resources to provide service to the P&C markets. The primary difference between the two markets is in the acquisition of claims data for investigation of subrogation potential. The P&C industry does not have standard data definitions regarding claims as does the health insurance industry. Nevertheless, the Company used its healthcare subrogation expertise to build data interfaces with its first two P&C customers, and it has created proprietary business processes to acquire paper-based and/or imaged claims data from its customers' claims adjusting offices and archives.

     The Company has assessed the competitive environment for P&C subrogation outsourcing, and believes that the competition is fragmented and characterized by claims adjusting companies that operate on a local or regional basis and law firms that specialize in low volume, but legally complex, subrogation claims. The

Company has identified only one competitor that attempts to serve a national market. It believes this competitor has enjoyed limited success because it is owned and controlled by a P&C insurer.

     As previously disclosed, the Company estimates that it will incur losses from TransPaC Solutions in 2001 of ($0.04) to ($0.05) per diluted share for the full year 2001, but also expects to be operating at break-even by the end of the year. The Company estimates that it will earn gross margins comparable to its healthcare recovery services in providing P & C subrogation recovery services. The Company cautions that the foregoing forecasts and estimates are not guarantees of future performance and that actual results of TransPaC Solutions will be dependent upon, among other things, future facts and circumstances, many of which are outside the control of management of the Company. See "Safe Harbor Compliance Statement on Forward Looking Statements" included as Exhibit 99.1.

  Technology Development:

     During 2000, the Company incurred expenses of approximately $366,000 for research and development costs to develop new products for the insurance industry. The Company expects to incur additional expenses of between $2.0 million and $2.5 million for research and development with respect to these products. In addition, in 2001, the Company expects to capitalize approximately $800,000 of costs in accordance with generally accepted accounting principles for the development of software for sale to unrelated parties.

     Many participants in the health insurance market do not outsource subrogation services. The Company currently estimates that 40% to 50% of the private health insurance and health benefits markets do not outsource subrogation recoveries. Public sector markets, such as Medicaid and Medicare, have virtually no outsourcing of subrogation recoveries. These programs typically rely on their claims administration contractors to provide subrogation services as part of a bundled service contract. Like the health insurance market, the Company believes that certain participants in the P&C insurance market are less likely to outsource subrogation services. The Company believes mutual insurers have organizational and cultural biases against outsourcing and larger P&C insurers have sufficient resources to develop relatively sophisticated internal departments.

     In light of these market conditions, the Company began the internal development of a web-enabled subrogation software application. The Company will sell these products as an application service provider ("ASP"), under the trade name "Troveris," both to the health insurance and benefits market and to the P&C market. The Company expects to complete and offer for sale a commercially available health insurance application during the second quarter of 2001 and a commercially available P&C application during the third quarter of 2001.

     The Troveris marketing strategy combines the opportunity for an internal subrogation department to gain operating efficiency through the functionality of state-of-the-art desktop software and to leverage its ability to produce recoveries through the purchase of unbundled components of the Company's traditional subrogation outsourcing services. The Troveris software application allows the Company to administer these customized relationships using the same proprietary processes as it uses for those customers who purchase turnkey subrogation outsourcing services. An additional benefit of the Troveris software application is that the Company believes it will substantially reduce future expenses for maintaining software applications that it uses to provide turnkey outsourcing services.

     The Company anticipates that during the fourth quarter of 2001, it will begin migrating its own subrogation operations to the Troveris application. It expects that this transition will be completed in the second quarter of 2002. At that time, the Company expects to abandon its legacy subrogation system, thereby reducing its technology expense, net of the expense of maintaining the Troveris application, by at least $600,000 per year. The Troveris application will also enable the Company to expand its ability to manage its knowledge workers via telecommuting arrangements. While the Company believes it can achieve the foregoing transition and corresponding reduction of expenses in the outlined timeframe, future facts and circumstances could change these estimates. See "Safe Harbor Compliance Statement for Forward-Looking Statements" included as Exhibit 99.1.

     The Company is not aware of any competition in subrogation software in an ASP model for the health insurance industry, and it can only identify a single competitor in the P&C insurance industry. This competitor is partially owned and controlled by a major P&C insurer, and the Company believes that this relationship will reduce the ability of the competitor to sell its services to other P&C insurers.

  Acquisition Activities:

     The Company is actively pursuing acquisition opportunities to provide additional growth in revenues and net income. The Company's acquisition strategy is two-fold. First, it plans to acquire additional claims recovery services that it can sell into its installed base of health insurers, managed care companies, benefits administrators, and P&C insurers. This will allow the Company to leverage its sales and marketing resources and to acquire the necessary core knowledge workers to provide service.

     Second, the Company is seeking opportunities to acquire businesses that offer knowledge-based services into market segments not currently served by the Company. The Company believes that these types of acquisitions will enable it to sell its existing services to current customers of the acquired business and create an opportunity to serve new customers in that market segment. In particular, the Company is interested in pursuing acquisition of businesses that provide cost containment services to various health benefit programs funded by state and federal government agencies.

     The Company has identified certain target companies that complement the foregoing acquisition strategy. The Company believes that if consummated under certain terms and conditions, these acquisition opportunities would be accretive to fully diluted earnings per share. Because the Company's current capital resources may not be adequate to fund all acquisition opportunities, the Company is exploring additional sources of funding. See "Safe Harbor Compliance Statement for Forward-Looking Statements" included as Exhibit 99.1.

ITEM 2.  PROPERTIES

     As of December 31, 2000, the Company leased property at the following four locations: (i) approximately 105,718 square feet of space for its executive offices and main operations in Louisville, Kentucky, under a lease agreement and amendment expiring in 2009; (ii) approximately 10,206 square feet at a regional operating office in Pittsburgh, Pennsylvania, under a lease agreement with a five-year term expiring in 2001; (iii) approximately 8,125 square feet at its Encino, California location under a 5-year term expiring in 2004; and (iv) approximately 4,670 square feet at a regional operating office in Atlanta, Georgia, under a lease agreement with a five-year term expiring in 2005. The Company is currently in negotiations to extend the lease for the Pittsburgh, Pennsylvania office for a five-year term expiring in 2006, with substantially the same terms as the current lease.

     In addition, the Company owns its office in Wisconsin, containing approximately 60,000 square feet, which is located at 5445 South Westridge Drive, New Berlin, Wisconsin 53151.

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

     On February 5, 2001, the Company announced that the parties to the DeGarmo lawsuit had agreed in principal to settle for $3 million and certain non-monetary terms primarily affecting subrogation recovery activities of one HCRI client in West Virginia. The agreement in principal is subject to negotiation and finalization of definitive settlement documentation, a fairness hearing and court approval, which the Company believes will take place in mid-May 2001. The Company will fund the settlement with cash flow from operations and/or borrowings under its existing credit facility. The Company believes that the settlement agreement will not have an adverse effect on its subrogation recovery activities. The Company's primary reason for settling the DeGarmo litigation is its unusual facts, which are, to the Company's best knowledge, peculiar to this case. The Company does not believe that this proposed settlement will have an effect on its defense of any other lawsuits or on its current level of determination to defend vigorously those lawsuits.

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

     The original complaint in the Conte matter, filed in June 1999, asserted similar claims on behalf of a putative class of participants or beneficiaries of one client's health plans located in Florida, Alabama, and Georgia. In response to HCRI's motion to dismiss that complaint, the Plaintiffs filed the Amended Complaint on behalf of a putative national class. On November 5, 1999, HCRI filed a motion to dismiss the Amended Complaint. That motion, now fully briefed, remains pending. In May, 2000, plaintiffs moved to certify the putative class and HCRI thereafter filed opposition papers. That motion has now also been fully briefed and remains pending.

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

     In late 1999, the Cajas plaintiff's counsel filed two lawsuits in Texas and South Carolina that raise issues similar to those in the Cajas lawsuit. On December 7, 1999, a class action complaint ("Complaint") was filed against HCRI and one HCRI client in the United States District Court for the Western District of Texas, San Antonio Division, Timothy Patrick Franks, on behalf of himself and similarly situated persons v. Prudential Health Care Plan, Inc. and Healthcare Recoveries, Inc. The Complaint asserted claims on behalf of members of ERISA governed health plans and alleged that HCRI's subrogation recovery efforts on behalf of its client Prudential violated a number of common law duties, as well as the terms of certain ERISA plan documents, RICO, the federal Fair Debt Collection Practices Act, the Texas Insurance Code and the Texas Business and Commerce Code. The Complaint alleged that HCRI, as the subrogation agent for Prudential, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount Prudential paid for medical goods and services. The Complaint further alleged that HCRI unlawfully pursued subrogation and reimbursement claims by (1) failing to pay pro rata attorney's fees to attorneys who represented purported class members with respect to tort claims underlying the subrogation and reimbursement claims; and (2) recovering subrogation and reimbursement claims from purported class members who have not been fully compensated for their injuries. Plaintiffs, on behalf of the purported class, demanded compensatory damages, punitive damages, and treble damages under RICO, costs and reasonable attorneys' fees. On January 18, 2000, the defendants filed a motion to dismiss the Complaint.

     In response to the defendants' motion, on February 28, 2001, the court rendered its opinion and entered an order dismissing all of the plaintiff's claims with the exception of the plaintiff's claim for attorney fees, which remains pending before the court for disposition. On March 14, 2001, HCRI filed an answer to the Complaint denying all of the plaintiff's allegations. Also on March 14, 2001, the plaintiff filed a motion to alter or amend the court's ruling on the motion to dismiss. The court has not yet addressed that motion, nor has the court addressed the issue of class certification.

     On December 22, 1999, a class action complaint ("Complaint") was filed against HCRI and one HCRI client in the Court of Common Pleas of Richland County, South Carolina, Estalita Martin et al. vs. Companion Health Care Corp., and Healthcare Recoveries, Inc. On January 21, 2000, defendant Companion Healthcare Corp. ("CHC") filed an Answer and Counterclaim and plaintiff Martin filed a First Amended

Complaint ("Amended Complaint"). The Amended Complaint asserts that HCRI's subrogation recovery efforts on behalf of its client CHC violated a number of common law duties, as well as the South Carolina Unfair Trade Practices Act. The Amended Complaint alleges that HCRI, as the subrogation agent for CHC, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount CHC was entitled to collect for such medical goods and services. The Amended Complaint further alleges that HCRI and CHC unlawfully pursued subrogation and reimbursement claims by (1) failing to pay pro rata costs and attorney's fees to attorneys who represented purported class members with respect to tort claims underlying the subrogation and reimbursement claims; and (2) failing to include in subrogation and reimbursement claims all applicable discounts that CHC received for such medical goods and services. Plaintiffs, on behalf of the purported class, demand compensatory damages, punitive damages, and treble damages, disgorgement of unjust profits, costs, and prejudgment interest and attorneys' fees. HCRI was served with the original Complaint in late December 1999 and has answered denying all allegations. HCRI filed a motion to dismiss on August 31, 2000. HCRI filed a Memorandum in Support of that Motion to Dismiss on December 22, 2000. The Court held a hearing on that motion on December 29, 2000. The Court has not yet ruled on the motion. The court has not yet addressed the question of whether to certify the putative class.

     The Cajas, Franks, Baker and Martin lawsuits, or any one of them, if successful, could prevent the Company from recovering the "reasonable value" of medical treatment under discounted fee for service ("DFS"), capitation and other payment arrangements. The Conte, Cajas, Franks, Baker and Martin lawsuits, or any one or more of them, if successful, could require the Company to refund, on behalf of its clients, recoveries in a material number of cases. In addition, an adverse outcome in any of the above referenced lawsuits could impair materially HCRI's ability to assert subrogation or reimbursement claims on behalf of its clients in the future.

     In terms of the Company's business practices and the allegations underlying the Cajas, Franks, Baker and Martin cases, at the end of 1993 HCRI had ceased the practice of recovering the "reasonable value" of medical treatment provided by medical providers under DFS arrangements with HCRI's clients. From that date, the Company's policy has been not to recover the "reasonable value" of medical treatment in DFS arrangements. However, HCRI historically and currently recovers the "reasonable value" of medical treatment provided under capitation arrangements and other payment arrangements with medical providers on behalf of those clients that compensate medical providers under these payment mechanisms, to the extent that these benefits are related to treatment of the injuries as to which clients have recovery rights. The Company believes that its clients' contracts, including the contracts that provide for recovery under DFS, capitation and other payment arrangements are enforceable under the laws potentially applicable in these cases. As a result, and taking into account the underlying facts in each of these cases, the Company believes it has meritorious grounds to defend these lawsuits, it intends to defend the cases vigorously, and it believes that the defense and ultimate resolution of the lawsuits should not have a material adverse effect upon the business, results of operations or financial condition of the Company. Nevertheless, if any of these lawsuits or one or more other lawsuits seeking relief under similar theories were to be successful, it is likely that such resolution would have a material adverse effect on the Company's business, results of operations and financial condition.

     On March 12, 2001, a Complaint ("Complaint") was filed against HCRI in the United States District Court for the Eastern District of Louisiana, in a putative class action brought by Kyle M. Hamilton. In that action, Hamilton v. Healthcare Recoveries, Inc., No. 01-0650, plaintiff asserts that HCRI's subrogation recovery efforts on behalf of its clients violate certain Louisiana state laws, the federal Fair Debt Collection Practices Act and the Louisiana Unfair Trade Practices Act. The Complaint alleges that HCRI intentionally and negligently interfered with the plaintiff's and the putative class members' rights to settle certain personal injury claims. The Complaint further alleges that HCRI unlawfully pursued subrogation and reimbursement claims that plaintiff asserts are unenforceable because the clauses in HCRI's clients' coverage documents that create such recovery rights are rendered null and void by Louisiana statutes that generally prohibit coordination of benefits with individually underwritten insurance coverages. Plaintiff purports to represent a class consisting of all persons covered under group health policies that were issued or delivered in the State of Louisiana and who received any communication from HCRI attempting to enforce any clauses that allegedly were rendered null and void by Louisiana law. Plaintiff seeks on behalf of the purported class compensatory and statutory damages, interest, costs, attorneys' fees and such additional damages and relief as may be allowed by any applicable law. HCRI was served with the Complaint in mid-March and is preparing a formal response.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders of the Company during the quarter ended December 31, 2000.

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

QUARTER ENDED:                                               HIGH     LOW
--------------                                               -----   -----
March 31, 2000.............................................  $5.03   $3.13
June 30, 2000..............................................   3.88    2.75
September 30, 2000.........................................   4.44    3.50
December 31, 2000..........................................   4.44    2.75

QUARTER ENDED:                                               HIGH     LOW
--------------                                              ------   -----
March 31, 1999............................................  $17.00   $4.00
June 30, 1999.............................................    4.91    4.06
September 30, 1999........................................    5.31    2.75
December 31, 1999.........................................    4.13    2.75

     On March 20, 2001, there were approximately 46 holders of record of the Company's Common Stock.

     The Company has paid no cash dividends since the sale of the Company by Medaphis Corporation in May 1997. Any future determination to pay cash dividends will be at the discretion of the Board of Directors (the "Board") and will be dependent upon the Company's financial condition, results of operations, credit agreements, capital requirements and such other factors as the Board deems relevant. The Company's current credit facility limits its ability to pay dividends on its Common Stock. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth historical selected financial data of the Company as of the dates and for the periods indicated, which have been derived from, and are qualified by reference to, the Company's financial statements. The information set forth below should be read in conjunction with the Company's financial statements and notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The selected historical financial data as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999, and 1998 have been derived from, and are qualified by reference to, the Company's financial statements appearing elsewhere herein, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected historical financial data as of December 31, 1998, 1997 and 1996 and for the years ended December 31, 1997 and 1996 have been derived from, and are qualified by reference to, the Company's financial statements included in the Company's registration statement on Form S-1 (which have been audited by PricewaterhouseCoopers LLP, independent accountants).

                           STATEMENTS OF INCOME DATA
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                    2000      1999      1998      1997      1996
                                                   -------   -------   -------   -------   -------
Revenues:
  Claims Revenues................................  $63,627   $61,409   $48,734   $39,277   $30,248
  Other Revenues.................................       --        --        --        --     1,171
                                                   -------   -------   -------   -------   -------
          Total Revenues.........................   63,627    61,409    48,734    39,277    31,419
Cost of Services.................................   30,432    31,451    22,199    18,523    15,026
                                                   -------   -------   -------   -------   -------
          Gross Profit...........................   33,195    29,958    26,535    20,754    16,393
Support Expenses.................................   17,061    15,870    10,692     8,922     7,215
Depreciation & Amortization......................    6,372     4,954     2,334     1,181       878
Research and Development.........................      366        --        --        --        --
Other Charges(1).................................       --        --        --     2,848        --
                                                   -------   -------   -------   -------   -------
          Operating Income.......................    9,396     9,134    13,509     7,803     8,300
Special Committee Expenses.......................      (90)     (451)       --        --        --
Interest (Expense) Income, net...................     (237)      144     1,657     1,158       486
Litigation Settlement............................   (3,000)       --        --        --        --
                                                   -------   -------   -------   -------   -------
          Income Before Income Taxes.............    6,069     8,827    15,166     8,961     8,786
Provision for Income Taxes.......................    2,519     3,665     6,266     4,959     3,685
                                                   -------   -------   -------   -------   -------
          Net Income.............................  $ 3,550   $ 5,162   $ 8,900   $ 4,002   $ 5,101
                                                   =======   =======   =======   =======   =======
Basic Earnings per Common Share..................  $  0.33   $  0.46   $  0.78   $  0.37   $  0.52
                                                   =======   =======   =======   =======   =======
Diluted Earnings per Common Share................  $  0.33   $  0.46   $  0.77   $  0.37   $  0.52
                                                   =======   =======   =======   =======   =======

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

                               BALANCE SHEET DATA
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            2000       1999       1998       1997       1996
                                           -------    -------    -------    -------    -------
Cash and Cash Equivalents................  $ 1,297    $ 1,467    $31,133    $24,674    $    53
Working Capital..........................    7,798      7,865     30,898     22,911(1)   1,730
Total Assets.............................   79,445     82,034     61,003     48,170     23,969
Total Indebtedness.......................   14,000     11,000         --         --         --
Stockholders' Equity.....................   38,162     40,723     37,193     27,865      4,110

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF COMPANY

     HCRI's primary business is to provide medical claims recovery and cost containment services to the private healthcare payor industry. Its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are known generally as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance. The Company's other medical claims recovery services include provider bill auditing and overpayment recovery services. HCRI offers its services on a nationwide basis to health maintenance organizations, indemnity health insurers, self-funded employee health plans and companies that provide claims administration services to self-funded plans (referred to as "third-party administrators"). The Company had 52.5 million lives under contract from its clientele at December 31, 2000.

ACQUISITIONS

     On January 25, 1999, HCRI acquired the assets and certain liabilities of Subro Audit (which consisted of SAI and ODL), for approximately $24.4 million, using available unrestricted cash. HCRI currently estimates that it may pay up to $5.4 million pursuant to an earn-out arrangement, of which $2.8 million was paid on May 18, 2000, with the remainder to be paid in 2001. Approximately $4.7 and $8.5 million was held in escrow for the potential earn-out and was included in restricted cash at December 31, 2000 and 1999, respectively. SAI is based in Wisconsin and provides subrogation recovery services with respect to an installed base of lives, which are covered by insurers, HMOs and employer-funded plans, throughout the United States. The Subro Audit Acquisition was accounted for using the purchase method of accounting.

     On February 15, 1999, HCRI acquired the assets and certain liabilities of MedCap for approximately $10 million, using available unrestricted cash and borrowed funds. The Company paid approximately $4.5 million on February 15, 2000 pursuant to an amendment to the original earn-out agreement. Pursuant to the same amendment, through January 15, 2001, the Company was obligated to pay up to 50% of the fees collected in relation to certain negotiated contracts, less associated expenses, as an additional earn-out. The final amount, which was paid in 2000 in relation to the fees collected on those contracts, was approximately $292,000. MedCap provides a variety of medical cost management services to health insurers and HMOs, primarily in California. These services include provider bill auditing, contract compliance review, identification of certain other payments, and cost management consulting services. The MedCap Acquisition was accounted for using the purchase method of accounting.

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

RESULTS OF OPERATIONS

     The following tables present certain key operating indicators and results of operations data for the Company for the periods indicated:

                            KEY OPERATING INDICATORS
                         LIVES AND DOLLARS IN MILLIONS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                2000     1999(1)     1998
                                                              --------   --------   ------
Cumulative lives sold, beginning of period..................      55.6       40.5     38.5
  Lives from acquisitions...................................        --       18.6       --
  Lives from existing client loss, net......................      (6.6)      (7.7)    (3.1)
  Lives added from contracts with existing clients..........       1.4         .7      2.0
  Lives added from new contracts with new clients...........       2.1        3.5      3.1
                                                              --------   --------   ------
Cumulative lives sold, end of period........................      52.5       55.6     40.5
                                                              ========   ========   ======
Lives installed.............................................      48.7       51.9     38.5
Backlog(2)..................................................  $1,182.0   $1,084.5   $770.7
Claims recoveries...........................................     237.3      226.1    177.7
Throughput(3)...............................................      20.9%      20.8%    24.7%
Effective fee rate..........................................      26.8%      27.2%    27.4%
Claims revenues.............................................  $   63.6   $   61.4   $ 48.7
Employees:
  Direct operations.........................................       536        597      386
  Support...................................................       141        144      109
                                                              --------   --------   ------
          Total employees...................................       677        741      495
                                                              ========   ========   ======

---------------

(1) The 1999 key operating indicators include the operating performance of Subro Audit and MedCap from their respective acquisition dates of January 25, 1999 and February 15, 1999.
(2) Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of clients at a given point in time.
(3) Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

            STATEMENTS OF INCOME AS A PERCENTAGE OF CLAIMS REVENUES

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Claims revenues.............................................  100.0%   100.0%   100.0%
Cost of services............................................   47.8     51.2     45.6
Support expenses............................................   26.8     25.8     21.9
Depreciation and amortization...............................   10.0      8.1      4.8
Research and development....................................    0.6      0.0      0.0
Operating income............................................   14.8     14.9     27.7
Other -- Litigation settlement..............................    4.7      0.0      0.0
Other -- Special Committee..................................    0.1      0.7      0.0
Income before income taxes..................................    9.5     14.4     31.1
Net income..................................................    5.6      8.4     18.3

2000 COMPARED TO 1999

     Revenues. Claims revenues for the year ended December 31, 2000 increased 3.6%, to $63.6 million from $61.4 million in 1999. This growth in claims revenues occurred primarily because of a 4.9% growth in claims recoveries, from $226.1 million in 1999 to $237.3 million in 2000. Claims revenues grew at a slower rate than claims recoveries between the two periods due to a decrease in the effective fee rate from 27.2% in 1999 to 26.8% in 2000. The effective fee rate decreased in 2000 because of the recovery mix during the year, with relatively more recoveries coming from the provider bill audit and overpayments services and relatively more subrogation recoveries for clients with lower fee rates.

     The 4.9% increase in recoveries for the year ended December 31, 2000 compared to 1999 resulted primarily from an increase in backlog, which grew 9.0% over the year ended December 31, 1999, and due to the Acquisitions. Because both Acquisitions were closed in the first quarter of 1999, a full year of activity related to the Acquisitions is reported in the results for the year ended December 31, 2000, while slightly less than a full year of activity was included in the 1999 results. This reporting anomaly caused an increase in the recovery growth rate from 1999 to 2000. Recoveries for 2000 grew more slowly than did backlog primarily because the backlog growth was related to the provider bill audit and overpayment recovery services, which typically yield less recoveries than subrogation backlog. Improved productivity in the Company's operations, particularly in a subrogation unit that specializes in large files, resulted in a slight improvement in throughput from 20.8% for 1999 to 20.9% for 2000. Although installed lives decreased from 51.9 million at December 31, 1999 to
48.7 million at December 31, 2000, backlog increased $97.5 million from $1,084.5 million at December 31, 1999 to $1,182.0 million at December 31, 2000. The reason that backlog increased during the same period in which lives installed decreased is that the Company typically continues to make recoveries on the backlog of terminated clients that exists as of the contract termination date, until that backlog is exhausted (i.e., usually 5 to 6 years), but removes terminated clients from the category of "lives installed" as of the contract termination date.

     Cost of Services. Cost of services decreased 3.2% in 2000 to $30.4 million from $31.5 million in 1999. As a percentage of claims revenues, cost of services decreased to 47.8% in 2000 from 51.2% in 1999. The decrease in cost of services in total and as a percentage of claims revenues in 2000 compared to 1999 resulted primarily from certain productivity enhancements instituted early in 2000 and management of labor costs.

     Support Expenses. Support expenses increased 7.5% to $17.1 million for the year ended December 31, 2000, from $15.9 million for 1999 due to hiring additional staff to support the planned growth and development of new operations. Support expenses as a percentage of claims revenues increased from 25.8% for the year ended December 31, 1999 to 26.8% for 2000. The increase in support expenses as a percentage of claims revenues resulted primarily from expenses incurred in the development of new operations. Support expenses typically do not vary in proportion to revenues.

     Research and Development. The Company incurred $366,000 of expenses related to research and development activities in connection with the creation of new products for the insurance industry. See Item 1. "Business -- Business Developments".

     Depreciation and Amortization. Depreciation and amortization expenses increased 28.6% to $6.4 million for the year ended December 31, 2000 from $5.0 million for 1999. The increase in depreciation expense was attributable to the purchased property and equipment related to the Acquisitions and system upgrades. The increase in amortization expense was attributable to the addition of intangible assets acquired in the Acquisitions.

     Interest Expense. Interest expense totaled $1.3 million and $0.9 million for the years ended December 31, 2000 and 1999, respectively. The increase in interest expense for 2000 resulted primarily from an increase in borrowed funds related to the stock repurchase program and the MedCap earn-out payment, and was impacted by higher effective interest rates during 2000.

     Other -- Special Committee Expenses. In August 1999, the Board of Directors appointed the Special Committee to evaluate strategic alternatives available to the Company, including its possible sale. During the first quarter of 2000, the Company incurred $90,000 of expenses related to the work of the committee. In March 2000, the Special Committee ceased seeking a buyer for the Company and its efforts to enhance shareholder value were assumed by the full Board of Directors. See "-- Other Matters -- Special Committee".

     Other -- Litigation Settlement. In January 2001, the Company reached an agreement in principle to settle the DeGarmo class action litigation, currently pending against the Company in federal court in West Virginia, for approximately $3 million. See Item 3. "Legal Proceedings".

     Tax. Provision for income taxes was approximately 41.5% of pre-tax income for each of the years ended December 31, 2000 and 1999. The effective tax rate exceeded the Federal statutory tax rate as a consequence of state and local taxes and non-deductible expenses.

     Net Income. Net income for the year ended December 31, 2000 decreased $1.6 million, or 31.2%, to $3.6 million or $0.33 per diluted share, from $5.2 million, or $0.46 per diluted share, for the year ended December 31, 1999. Net income decreased primarily as a result of the year to year increases in support expenses and depreciation and amortization as well as the litigation settlement expense described above, which collectively more than offset the increase in claims revenues between the two years.

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

     During the first quarter of 1999, subrogation services generated a lower than historical level of yield from its backlog of subrogation claims. As used here, yield, referred to as "throughput," means recoveries for the period stated as a percentage of the average backlog for the period. The deterioration in throughput of subrogation claims during 1999 appears to have resulted from certain changes made in the Company's claims recovery operations during the second half of 1998 and the first quarter of 1999. The changes in operations entailed materially increasing the number of files assigned to recovery personnel, which management believes caused the unforeseen decline in throughput. In response to the decline in throughput, management implemented a plan to reduce the ratio of files to recovery personnel. Management believes that the execution of this plan by year end enabled the Company to improve subrogation throughput and recoveries in the fourth quarter of 1999.

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

     Support Expenses. Support expenses increased 48.4% to $15.9 million for the year ended December 31, 1999, from $10.7 million for the comparable period in 1998 due to hiring of additional support staff for the system upgrade projects, the integration of the Acquisitions, and year 2000 (Y2K) issues. Support expenses increased as a percentage of claims revenues from 21.9% for the year ended December 31, 1998 to 25.8% for the comparable period in 1999. The increase in support expenses as a percentage of claims revenues resulted from revenues being lower than anticipated. Support costs do not vary in proportion to revenues.

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

     Special Committee Expenses. In August 1999, the Board of Directors appointed the Special Committee to evaluate strategic alternatives available to the Company, including its possible sale. The Company incurred $451,000 of expenses related to the work of the Special Committee during 1999. In March 2000, the Special Committee ceased seeking a buyer for the Company and its efforts to enhance shareholder value were assumed by the full Board of Directors. See "Other Matters -- Special Committee".

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's statements of cash flows for the years ended December 31, 2000, 1999 and 1998 are summarized below:

                                                                   DECEMBER 31,
                                                           ----------------------------
                                                            2000       1999      1998
                                                           -------   --------   -------
                                                                  (IN THOUSANDS)
Net Cash Provided by Operating Activities................  $ 8,445   $  9,056   $ 9,814
Net Cash Used In Investing Activities....................   (5,500)   (48,078)   (3,783)
Net Cash (Used In) Provided by Financing Activities......   (3,115)     9,356       428
                                                           -------   --------   -------
Net (Decrease) Increase in Cash and Cash Equivalents.....  $  (170)  $(29,666)  $ 6,459
                                                           =======   ========   =======

     The Company had working capital of $7.8 million at December 31, 2000, including cash and cash equivalents of $1.3 million, compared with working capital of $7.9 million at December 31, 1999.

     Net cash provided by operating activities decreased $0.6 million for the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily as a result of the decrease in net income in 2000 and the timing of recurring cash receipts and disbursements related to accrued expenses and subrogation recoveries. In addition, the Company spent approximately $1.2 million to acquire long-term contracts with two health plans. These contracts are characterized as long-lived assets, are included in other assets, and are amortized over the recovery cycle of the contract.

     Net cash used in investing activities in the year ended December 31, 2000 includes $4.8 million paid under the earnout agreements related to the Acquisitions. Capital expenditures for the year ended Decem-ber 31, 2000 were approximately $3.1 million. Disposals of property and equipment of $1.3 million included the sale of a building owned in Atlanta. Over the next 12 months, the Company anticipates capital expenditures approximating $3.6 million to meet the requirements of the Company's growing revenue base and development activities.

     Net cash provided by financing activities for the year ended December 31, 2000 reflects $3.0 million in net cash borrowings from the Company's credit facility as discussed below and $5.7 million as a reduction in stockholders' equity, resulting from the stock repurchase program. See "-- Other
Matters -- Stock Repurchase Program".

     On May 15, 2000, the Company entered into a third amendment (the "Amendment") to its February 1, 1998 revolving credit facility with National City Bank of Kentucky and the lenders named therein (the "Credit Facility"). The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. Under the Amendment, the maturity date was extended to April 30, 2002 from January 31, 2001, the maximum borrowing capacity decreased to $40 million from $50 million, and certain other financial terms and covenants were amended. Principal amounts outstanding under the Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus the pre-determined fixed margin. The Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. The Company does not expect changes in interest rates to have a material effect on its financial position, results of operations or financial condition in 2001. The Credit Facility was amended in May 1998 to enable the Company to acquire entities that do not maintain audited financial statements, in March 1999 to permit borrowings from the Credit Facility for the repurchase of up to $10 million of outstanding Common Stock, and in June 2000, to increase the amount of other debt that the Company is permitted to maintain outstanding under another of the Credit Facility's financial covenants. As of December 31, 2000, $14.0 million was outstanding under the Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Other Matters".

     At December 31, 2000 and 1999, the Company reported as a current asset on its balance sheets, restricted cash of $21.6 million, and $26.1 million, respectively. Restricted cash at December 31, 2000 and December 31, 1999 represented claims recoveries effected by HCRI for its clients and also included an escrowed amount of $4.7 million and $8.5 million, respectively, for a potential earn-out in connection with the Subro-Audit Acquisition. At December 31, 2000 and December 31, 1999, HCRI reported on its balance sheets, as a current liability, funds due clients of $12.4 million and $13.2 million, respectively, representing recoveries to be distributed to clients, net of the fee earned on such recoveries.

     In light of its acquisition strategy, the Company is currently assessing its opportunities for capital formation. The Company believes that its available cash resources, together with the borrowings available under the Credit Facility and other potential sources of funding, will be sufficient to meet its current operating requirements and acquisition and internal development activities. See
Item 1. "Business -- Business Developments".

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

CONCENTRATION OF CLIENTS

     The Company provides services to healthcare plans that as of December 31, 2000 covered approximately 52.5 million lives. HCRI's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations. HCRI's largest client is UnitedHealth Group. During the years ended December 31, 2000 and 1999, UnitedHealth Group generated 24% and 23% of HCRI's revenues, respectively. The loss of this account could have a material adverse effect on HCRI's business, results of operations and financial condition.

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

     HCRI performs its services on a reasonable efforts basis and does not obligate itself to deliver any specific result. Contracts with its customers are generally terminable on 60 to 180 days' notice by either party, although in a few cases the contracts extend over a period of years. HCRI's contracts generally provide that in the event of termination, HCRI is entitled to complete the recovery process on the existing backlog or to receive a cash payment designed to approximate the gross margin that would otherwise have been earned from the recovery on the backlog of the terminating client. On December 31, 2000, HCRI had backlog of $1,182.0 million.

OTHER MATTERS

  Special Committee

     In August 1999, members of the Company's management approached the Board of Directors to propose a transaction in which a private equity firm would acquire the Company for cash and members of the Company's management would acquire equity participations in the acquisition vehicle. The proposal was conceptual in nature and did not include a specific proposal on price.

     In response, the Board of Directors appointed a Special Committee composed of the non-management directors. The Board of Directors assigned the Special Committee a broad mandate to evaluate the strategic alternatives available to the Company and to explore one or more of those alternatives, as the committee deemed appropriate. The Special Committee retained its own financial and legal advisers. After consulting with its advisers, the Special Committee directed its financial adviser, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), to solicit indications of interest from financial and strategic acquirors regarding a possible sale or business combination, while at the same time evaluating and advising the Special Committee on other possible approaches to maximizing shareholder value. Subsequently, 22 third parties entered into confidentiality agreements and several of them conducted significant "due diligence" investigations of the Company, including management interviews. At the conclusion of this process, most of the participants declined to pursue a transaction. The private equity firm that had originally proposed a transaction with management advised that, after conducting diligence, it was willing to proceed with a transaction, but only at a price range lower than the range it had initially communicated to the Board of Directors. Furthermore, the private equity firm indicated that its interest remained subject to a number of contingencies and further diligence. DLJ advised the Special Committee that, even if the private equity firm were in fact to make a definitive offer to acquire the Company at the high end of the range it now described as possible, DLJ would be unwilling to render its opinion that a transaction at that price would be fair from a financial point of view to the Company's stockholders. After considering (i) DLJ's advice on the fairness of the range of prices being discussed, (ii) the likelihood that any definitive offer that might ultimately be forthcoming from the private equity firm might well be at a price even lower than the price range mentioned in the latest indication of interest and (iii) the negative impact that the distraction and diversion of management resources associated with a protracted sale process was having on the Company's performance, the Special Committee determined that the process of actively seeking an acquiror or a strategic merger partner should be terminated and that the interests of the Company's shareholders would be best served by focusing on building the Company's business.

     Since that time, the Company has taken steps to enhance shareholder value through continuation of the stock repurchase plan authorized by the Board in March 1999 and through a variety of business development efforts. See Item 1. "Business -- Business Developments" and "-- Stock Repurchase Plan".

  Resignation of a Director

     Effective October 31, 2000, Elaine J. Robinson resigned as a director of the Company. Under the Company's Certificate of Incorporation and Bylaws, a vacancy on the Board of Directors created by a resignation may be filled by a majority vote of the remaining directors. A director so chosen to fill the vacancy would hold office until the next succeeding Annual Meeting. The Board of Directors, through its Nominating Committee, is currently engaged in identifying candidates for the vacant position.

  Stock Repurchase Plan

     HCRI's Board approved a stock repurchase plan on March 12, 1999 under which the Company is authorized to repurchase, from time to time, up to $10 million of HCRI Common Stock in the open market, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $10 million of HCRI Common Stock or until it otherwise determines to terminate the stock repurchase plan. During 2000, HCRI repurchased 1,467,765 shares of its Common Stock at an average price of $3.86 per share. During 1999, HCRI acquired 305,000 shares of its Common Stock at an average price of $4.50 per share. From inception of the program through December 31, 2000, the total number of repurchased shares was 1,772,765 at a cost of $7.0 million, or an average price of $3.97 per share. All of the reacquired shares of Common Stock through December 31, 2000 are reflected as treasury stock on the accompanying Balance Sheets. No additional shares have been repurchased since the fourth quarter of 2000.

  Adoption of a Rights Plan

     On February 12, 1999, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of Common Stock of the Company. The dividend was payable to stockholders of record on March 1, 1999. The Rights, which initially trade with the Common Stock, separate and become exercisable only upon the earlier to occur of (i) 10 days after the date (the "Stock Acquisition Date") of a public announcement that a person or group of affiliated persons has acquired 20% or more of the Common Stock (such person or group being hereinafter referred to as an "Acquiring Person") or (ii) 10 days (or such later date as the Board of Directors shall determine) after the commencement of, or announcement of an intention to make, a tender offer or exchange offer that could result in such person or group owning 20% or more of the Common Stock (the earlier of such dates being called the "Distribution Date"). When exercisable, each Right initially entitles the registered holder to purchase from the Company one one-hundredth of a share of a newly created class of preferred stock of the Company at a purchase price of $65 (the "Purchase Price"). The Rights are redeemable for $0.001 per Right at the option of the Board of Directors. The Rights expire on March 1, 2009.

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

  Related Party Transaction

     On June 30, 2000, at the direction of the Board of Directors and in accordance with terms authorized by it, the Company loaned to Patrick B. McGinnis, the Chief Executive Officer of the Company, $500,000. Under these terms, the $500,000 loan to Mr. McGinnis was combined with his existing debt to the Company of $350,000 of principal and $36,520 of accrued interest. Mr. McGinnis delivered to the Company his full recourse promissory note in the amount of $886,520, bearing interest at a fixed rate of 6.62% per annum, compounded annually (the "Amended Promissory Note"), and the Company cancelled the old promissory note evidencing the prior debt. The Amended Promissory Note provides for mandatory prepayments from certain of the proceeds received by Mr. McGinnis from his sale of the Company's securities and any related transactions. At December 31, 2000, the $886,520 note and accrued interest of $25,800 were outstanding.

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

ITEM 7A.  QUANTITATIVE & QUALITATIVE MARKET RISK DISCLOSURES

     An element of market risk exists for the Company from changes in interest rates related to its amended Credit Facility, which matures April 30, 2002. The impact on earnings and value of any debt on the Company's balance sheets are subject to change as a result of movements in market rates and prices as the Credit Facility is subject to variable interest rates. However, the Company does not expect changes in interest rates to have a material effect on its financial position, results of operations or cash flows in 2001. As of December 31, 2000, the Company had $14 million outstanding under its Credit Facility, with interest rates ranging from 8.76% to 8.84%. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Healthcare Recoveries, Inc.

     In our opinion, the accompanying balance sheets and the related statements of income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Healthcare Recoveries, Inc. (the Company) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Louisville, Kentucky
February 14, 2001

                          HEALTHCARE RECOVERIES, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,297   $  1,467
  Restricted cash...........................................    21,647     26,121
  Accounts receivable, less allowance for doubtful accounts
    of $434 in 2000 and $380 in 1999........................     7,660      6,870
  Other current assets......................................     2,153      1,663
                                                              --------   --------
         Total current assets...............................    32,757     36,121
                                                              --------   --------
Property and equipment, at cost:
  Buildings and land........................................     4,001      5,482
  Furniture and fixtures....................................     3,230      3,095
  Office equipment..........................................     1,992      1,946
  Computer equipment........................................    13,883     11,253
  Leasehold improvements....................................     1,308      1,073
                                                              --------   --------
                                                                24,414     22,849
  Accumulated depreciation and amortization.................   (13,781)   (10,002)
                                                              --------   --------
         Property and equipment, net........................    10,633     12,847
                                                              --------   --------
Cost in excess of net assets acquired, net..................    29,143     26,296
Identifiable intangibles, net...............................     4,934      5,496
Other assets................................................     1,978      1,274
                                                              --------   --------
         Total assets.......................................  $ 79,445   $ 82,034
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $  1,231   $  1,914
  Accrued expenses..........................................     9,906     12,146
  Funds due clients.........................................    12,437     13,178
  Income taxes payable......................................     1,385      1,018
                                                              --------   --------
         Total current liabilities..........................    24,959     28,256
Other liabilities...........................................     2,324      2,055
Long-term borrowings........................................    14,000     11,000
                                                              --------   --------
         Total liabilities..................................    41,283     41,311
                                                              --------   --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000 shares authorized;
    no shares issued or outstanding.........................        --         --
  Common stock, $.001 par value; 20,000 shares authorized;
    9,771 shares and 11,209 shares issued and outstanding at
    December 31, 2000 and 1999, respectively................        12         12
  Capital in excess of par value............................    22,637     22,541
  Other.....................................................      (912)      (369)
  Treasury stock at cost; 1,773 shares and 305 shares at
    December 31, 2000 and 1999, respectively................    (7,037)    (1,373)
  Retained earnings.........................................    23,462     19,912
                                                              --------   --------
         Total stockholders' equity.........................    38,162     40,723
                                                              --------   --------
         Total liabilities and stockholders' equity.........  $ 79,445   $ 82,034
                                                              ========   ========

    The accompanying notes are an integral part of the financial statements.

                          HEALTHCARE RECOVERIES, INC.

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                               2000      1999      1998
                                                              -------   -------   -------
Claims revenues.............................................  $63,627   $61,409   $48,734
Cost of services............................................   30,432    31,451    22,199
                                                              -------   -------   -------
          Gross profit......................................   33,195    29,958    26,535
Support expenses............................................   17,061    15,870    10,692
Depreciation and amortization...............................    6,372     4,954     2,334
Research and development....................................      366        --        --
                                                              -------   -------   -------
          Operating income..................................    9,396     9,134    13,509
Interest income.............................................    1,104     1,084     1,790
Interest expense............................................   (1,341)     (940)     (133)
Other -- Litigation settlement..............................   (3,000)       --        --
Other -- Special Committee expenses.........................      (90)     (451)       --
                                                              -------   -------   -------
          Income before income taxes........................    6,069     8,827    15,166
Provision for income taxes..................................    2,519     3,665     6,266
                                                              -------   -------   -------
          Net income........................................  $ 3,550   $ 5,162   $ 8,900
                                                              =======   =======   =======
Earnings per common share (basic)...........................  $  0.33   $  0.46   $  0.78
                                                              =======   =======   =======
Earnings per common share (diluted).........................  $  0.33   $  0.46   $  0.77
                                                              =======   =======   =======

    The accompanying notes are an integral part of the financial statements.

                          HEALTHCARE RECOVERIES, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                        CAPITAL IN
                                     COMMON STOCK       EXCESS OF    RETAINED
                                  -------------------      PAR       EARNINGS    TREASURY
                                    SHARES     AMOUNT     VALUE      (DEFICIT)    STOCK     OTHER    TOTAL
                                  ----------   ------   ----------   ---------   --------   -----   -------
Balances, December 31, 1997.....  11,470,000    $11      $22,001      $ 5,853    $    --    $  --   $27,865
  Net Income....................                                        8,900                         8,900
  Issuance of Common Stock......      32,987      1          427                                        428
                                  ----------    ---      -------      -------    -------    -----   -------
Balances, December 31, 1998.....  11,502,987     12       22,428       14,753         --       --    37,193
  Net income....................                                        5,162                         5,162
  Issuance of Common Stock......      10,720                  98                                         98
  Repurchase of Common Stock....    (305,000)                                     (1,373)            (1,373)
  Other.........................                              15           (3)               (369)     (357)
                                  ----------    ---      -------      -------    -------    -----   -------
Balances, December 31, 1999.....  11,208,707     12       22,541       19,912     (1,373)    (369)   40,723
  Net income....................                                        3,550                         3,550
  Issuance of Common Stock......      29,929                  92                                         92
  Repurchase of Common Stock....  (1,467,765)                                     (5,664)            (5,664)
  Other.........................                               4                             (543)     (539)
                                  ----------    ---      -------      -------    -------    -----   -------
Balances, December 31, 2000.....   9,770,871    $12      $22,637      $23,462    $(7,037)   $(912)  $38,162
                                  ==========    ===      =======      =======    =======    =====   =======

    The accompanying notes are an integral part of the financial statements.

                          HEALTHCARE RECOVERIES, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                               2000       1999      1998
                                                              -------   --------   -------
Cash flows from operating activities:
  Net income................................................  $ 3,550   $  5,162   $ 8,900
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Depreciation and amortization.............................    6,372      4,954     2,334
  Deferred income taxes.....................................     (640)       511       341
  Other.....................................................        4         15        --
  Changes in operating assets and liabilities:
     Restricted cash........................................      287        603    (2,720)
     Accounts receivable....................................     (790)    (2,153)   (1,100)
     Other current assets...................................      268         51      (960)
     Other assets...........................................   (1,229)        41      (318)
     Trade accounts payable.................................     (683)     1,175       248
     Accrued expenses.......................................    1,682      1,487       746
     Funds due clients......................................     (741)      (852)    1,475
     Income taxes payable...................................      367     (1,466)      730
     Other liabilities......................................       (2)      (472)      138
                                                              -------   --------   -------
          Net cash provided by operating activities.........    8,445      9,056     9,814
                                                              -------   --------   -------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   (3,765)   (44,215)       --
  Purchases of property and equipment.......................   (3,076)    (3,863)   (3,783)
  Disposals of property and equipment.......................    1,341         --        --
                                                              -------   --------   -------
          Net cash used in investing activities.............   (5,500)   (48,078)   (3,783)
                                                              -------   --------   -------
Cash flows from financing activities:
  Issuance of common stock..................................       92         98       428
  Repurchase of common stock................................   (5,664)    (1,373)       --
  Line of credit proceeds...................................    8,700     14,300        --
  Line of credit repayments.................................   (5,700)    (3,300)       --
  Other.....................................................     (543)      (369)       --
                                                              -------   --------   -------
Net cash (used in) provided by financing activities.........   (3,115)     9,356       428
                                                              -------   --------   -------
Net (decrease) increase in cash and cash equivalents........     (170)   (29,666)    6,459
Cash and cash equivalents, beginning of period..............    1,467     31,133    24,674
                                                              -------   --------   -------
Cash and cash equivalents, end of period....................  $ 1,297   $  1,467   $31,133
                                                              =======   ========   =======
Supplemental cash flows disclosure:
Income tax payments.........................................  $ 2,896   $  4,819   $ 5,293
                                                              =======   ========   =======
Cash paid for interest expense..............................  $ 1,140   $    844   $   132
                                                              =======   ========   =======
Details of businesses acquired in purchase transactions:
  Fair value of assets acquired.............................  $    --   $ 45,813   $    --
  Less: liabilities assumed.................................       --      1,598        --
                                                              -------   --------   -------
  Cash paid for acquired businesses, net of cash acquired...  $    --   $ 44,215   $    --
                                                              =======   ========   =======

    The accompanying notes are an integral part of the financial statements.

                          HEALTHCARE RECOVERIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Healthcare Recoveries, Inc. (hereinafter referred to as the "Company" or "HCRI"), a Delaware corporation, was incorporated on June 30, 1988. The Company's primary business is to provide complete outsourcing of insurance subrogation and certain other medical claims recovery and cost containment services to the private healthcare payor industry. Its primary service is medical claims recovery, and its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance. The Company's other medical claims recovery services include provider bill auditing, contract compliance review and cost management consulting, coordination of benefits and overpayments recovery services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     Cash and cash equivalents include cash, demand deposits and highly liquid investments with an original maturity of three months or less. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of the instruments.

     Restricted cash represents the balance in client-specific bank accounts of amounts collected on behalf of certain clients. A portion of the balance will be disbursed to clients in accordance with the terms of the contracts between the Company and its clients, while the remainder will be released to the Company. Restricted cash at December 31, 2000 and 1999 includes $4.7 million and $8.5 million, respectively, for the potential Subro Audit (as defined herein) earn-out amount held in escrow (See Note 3).

     Substantially all of the Company's cash, cash equivalents and restricted cash have been placed with one financial institution.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives of property and equipment range from three to forty years. Depreciation expense for the years ended 2000, 1999 and 1998 was $3.8 million, $3.1 million, and $2.0 million, respectively.

     Effective January 1, 1998, the Company adopted Statement of Position 98-1, which requires the capitalization of internal and external costs incurred to develop or obtain computer software for internal use.

INTANGIBLE ASSETS

     Cost in excess of net assets acquired represents the unamortized excess of cost over the fair value of tangible and identifiable intangible assets acquired and is being amortized on a straight-line basis over twenty years. Identifiable intangible assets are being amortized on a straight-line basis over varying periods, ranging from four to fifteen years. Amortization expense for the years ended 2000, 1999 and 1998 was $2.6 million, $1.9 million, and $0.3 million, respectively.

REVENUE RECOGNITION

     Subrogation revenues are generally derived from contingent fee arrangements based on the recoveries effected by the Company on behalf of its clients. Revenue is recognized when a fee is earned based on the settlement of a case. A case is deemed settled when the parties agree on all material terms associated with the

                          HEALTHCARE RECOVERIES, INC.

settlement. In response to operational changes which affect the Company's ability to identify when the parties reached agreement on all material terms, refinements were made to the estimation process during 1999 with the intent of maintaining consistency in the timing of revenue recognition. The Company believes this change had no significant impact on its revenues for 2000 and 1999.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on revenue recognition and related disclosures and was effective beginning October 1, 2000. The Company was previously following the requirements provided under SAB 101 and, accordingly, the implementation of this pronouncement had no impact on the Company's financial position or results of operations for 2000.

SPECIAL COMMITTEE

     In August 1999, the Board of Directors appointed a Special Committee to evaluate strategic alternatives available to the Company, including its possible sale. In March 2000, the Special Committee ceased seeking a buyer for the Company and its efforts to enhance shareholder value were assumed by the full Board of Directors. The Company incurred $90,000 and $451,000 of expenses related to the work of the Special Committee during 2000 and 1999, respectively.

RESEARCH AND DEVELOPMENT

     During 2000, the Company began research and development activities in connection with the creation of new products for the insurance industry. The Company incurred $366,000 of expenses related to research and development during 2000.

LITIGATION SETTLEMENT

     In January 2001, the Company reached an agreement in principle to settle the DeGarmo class action litigation, currently pending against the Company in Federal Court in West Virginia. The Company incurred expenses related to this settlement of $3.0 million during 2000.

PROVISION FOR INCOME TAXES

     The provision for income taxes has been prepared in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

STOCK-BASED COMPENSATION PLANS

     The Company accounts for its employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective in 1996, the Company implemented the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires companies that elect not to account for stock-based compensation as prescribed by SFAS No. 123, to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used in determining the pro forma effects of SFAS No. 123.

                          HEALTHCARE RECOVERIES, INC.

EARNINGS PER COMMON SHARE

     A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations follows (dollars in thousands, except per share results):

                                                                                  PER-SHARE
                                                        NET INCOME     SHARES      RESULTS
                                                        ----------   ----------   ---------
YEAR ENDED DECEMBER 31, 2000:
  Basic earnings per common share.....................    $3,550     10,654,995    $ 0.33
  Effect of dilutive stock options....................        --         72,627        --
  Diluted earnings per common share...................     3,550     10,727,622      0.33
YEAR ENDED DECEMBER 31, 1999:
  Basic earnings per common share.....................     5,162     11,287,724      0.46
  Effect of dilutive stock options....................        --         43,547        --
  Diluted earnings per common share...................     5,162     11,331,271      0.46
YEAR ENDED DECEMBER 31, 1998:
  Basic earnings per common share.....................     8,900     11,484,266      0.78
  Effect of dilutive stock options....................        --         70,676     (0.01)
  Diluted earnings per common share...................     8,900     11,554,942      0.77

     Basic earnings per common share were computed based on the weighted-average number of shares outstanding during the year. The dilutive effect of stock options is calculated using the treasury stock method. Options to purchase 1,470,978 and 1,088,358 shares for the years ended December 31, 2000 and 1999, respectively, were not included in the computation of diluted earnings per common share because the exercise prices of these options were greater than the average market price of the common shares during the respective years.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, the FASB delayed the effective date of SFAS 133 for one year. Management has determined that the adoption of SFAS 133 on January 1, 2001 will not have a material impact on the Company's financial position or results of operations.

USE OF ESTIMATES AND ASSUMPTIONS

     Preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect (i) reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the financial statements and (iii) reported amounts of revenues and expenditures during the reporting period. Actual results may differ from those estimates.

3. ACQUISITIONS

     On January 25, 1999, HCRI acquired the assets and certain liabilities of Subro-Audit, Inc., a Wisconsin corporation ("SAI"), and a related entity, O'Donnell Leasing Co., LLP, a Wisconsin limited liability partnership ("ODL" and, together with SAI, "Subro Audit"), for approximately $24.4 million (the "Subro Audit Acquisition"), using available unrestricted cash. HCRI currently estimates that it may pay up to $5.4 million pursuant to an earn-out arrangement, of which $2.8 million was paid on May 18, 2000, with the remainder to be paid in 2001. SAI is based in Wisconsin and provides subrogation recovery services to an installed base of lives, which are covered by insurers, HMOs and employer-funded plans, throughout the

                          HEALTHCARE RECOVERIES, INC.

United States of America. The Subro Audit Acquisition was accounted for using the purchase method of accounting.

     On February 15, 1999, HCRI acquired the assets and certain liabilities of MedCap Medical Cost Management, Inc., a California corporation ("MedCap"), for approximately $10 million, using available unrestricted cash and borrowed funds (the "MedCap Acquisition" and, together with the Subro Audit Acquisition, the "Acquisitions"). HCRI paid approximately $4.5 million on February 15, 2000 pursuant to an amendment to the original earn-out agreement. Pursuant to the same amendment, through January 15, 2001, the Company was obligated to pay up to 50% of the fees collected in relation to certain negotiated contracts, less associated expenses, as an additional amount. The final amount, which was paid in 2000 in relation to the fees collected on those contracts, was approximately $292,000. MedCap provides a variety of medical cost management services to health insurers and HMOs, primarily in California. These services include provider bill auditing, contract compliance review, identification of certain other payments, and cost management consulting services. The MedCap Acquisition was accounted for using the purchase method of accounting.

     If the Acquisitions had taken place on January 1, 1999, approximate claims revenues, net income and earnings per common share for the year ended December 31, 1999 would have been $62.7 million, $5.1 million and $0.45 per share, respectively. If the Acquisitions had taken place on January 1, 1998, approximate claims revenues, net income and earnings per common share for the year ended December 31, 1998 would have been $61.3 million, $7.5 million and $0.65 per share, respectively. The cost in excess of net tangible and identifiable intangible assets acquired, allocated and recorded in connection with the Acquisitions, was approximately $30.8 million and is being amortized over a 20-year period. These results may not necessarily reflect future results of operations or what the results of operations would have been had the Acquisitions actually been consummated at the beginning of the periods presented.

4. LEASE COMMITMENTS

     The Company leases office space in Louisville, Kentucky, Encino, California, Pittsburgh, Pennsylvania, and Atlanta, Georgia. Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2000 are as follows (in thousands):

2001........................................................  $1,698
2002........................................................   1,639
2003........................................................   1,824
2004........................................................   1,768
2005........................................................   1,686
Thereafter..................................................   4,961

     Rental expense, which includes amounts applicable to short-term leases, was approximately $1,951,000, $1,302,000, and $1,110,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                          HEALTHCARE RECOVERIES, INC.

5. INCOME TAXES

     The provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998 consists of the following (in thousands):

                                                               2000     1999     1998
                                                              ------   ------   ------
Current:
  Federal...................................................  $2,395   $2,310   $4,961
  State and local...........................................     764      844      964
                                                              ------   ------   ------
                                                               3,159    3,154    5,925
                                                              ------   ------   ------
Deferred:
  Federal (benefit).........................................    (531)     428      286
  State and local (benefit).................................    (109)      83       55
                                                              ------   ------   ------
                                                                (640)     511      341
                                                              ------   ------   ------
                                                              $2,519   $3,665   $6,266
                                                              ======   ======   ======

     The following is a reconciliation of the effective tax rate to the federal statutory rate for the years ended December 31, 2000, 1999 and 1998:

                                                                2000    1999    1998
                                                                ----    ----    ----
Federal statutory rate......................................    34.0%   34.0%   35.0%
State and local taxes, net of federal tax benefit...........     6.9     6.9     6.8
Other, net..................................................     0.6     0.6    (0.5)
                                                                ----    ----    ----
                                                                41.5%   41.5%   41.3%
                                                                ====    ====    ====

     Temporary differences giving rise to deferred taxes in the accompanying balance sheets at December 31, 2000 and 1999 consist of the following (in thousands):

                                                             2000                   1999
                                                     --------------------   --------------------
                                                     ASSETS   LIABILITIES   ASSETS   LIABILITIES
                                                     ------   -----------   ------   -----------
Accrued bonuses....................................  $  620                 $  667
Accounts receivable................................             $1,986                 $1,846
Accrued litigation.................................   1,849                    832
Other..............................................     614      1,034         315        545
                                                     ------     ------      ------     ------
                                                     $3,083     $3,020      $1,814     $2,391
                                                     ======     ======      ======     ======

     Management believes that the deferred tax assets are realizable based primarily on the existence of sufficient taxable income within the allowable carryback period.

6. MAJOR CLIENTS

     UnitedHealth Group accounted for 24%, 23% and 28% of the Company's total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. No other client accounted for more than 10% of the Company's total revenues. The loss of this client could have a material adverse effect on the Company's results of operations, financial position and cash flows.

7. RELATED PARTY TRANSACTIONS

     The Company has entered into a contract for legal services with a professional service corporation that is wholly owned by one of the Company's officers. This arrangement exists solely for the purpose of minimizing

                          HEALTHCARE RECOVERIES, INC.

the costs of legal services purchased by the Company on behalf of its clients. For the years ended December 31, 2000, 1999 and 1998, approximately $2,484,000, $2,040,000 and $1,320,000, respectively, was paid to this law firm for such legal services.

     On February 12, 1999, the Board of Directors approved a loan in the amount of $350,000 to Patrick B. McGinnis, the Chairman and Chief Executive Officer of the Company, in exchange for a full recourse promissory note in the same amount from Mr. McGinnis. On June 30, 2000, at the direction of the Board of Directors and in accordance with terms authorized by it, the Company loaned Mr. McGinnis an additional $500,000. Under these terms, the $500,000 loan to Mr. McGinnis was combined with his existing debt to the Company of $350,000 of principal and $36,520 of accrued interest. Mr. McGinnis delivered to the Company his full recourse promissory note in the amount of $886,520, bearing interest at a fixed rate of 6.62% per annum, compounded annually (the "Amended Promissory Note"), and the Company cancelled the old promissory note evidencing the prior debt. The Amended Promissory Note provides for mandatory prepayments from certain of the proceeds received by Mr. McGinnis from his sale of the Company's securities and any related transactions. At December 31, 2000, the $886,520 note and accrued interest of $25,800 were outstanding and at December 31, 1999, the $350,000 note and accrued interest of $18,641 were outstanding.

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

8. EMPLOYEE BENEFIT PLAN

PENSION PLAN

     Effective on January 1, 1997, the Company's employees began participation in the Company's 401(k) defined contribution pension plan. An annual expense provision for the plan is based upon the level of employee participation, as the plan requires the Company to match a certain portion of the employees' contributions. Total retirement plan expense was approximately $818,300, $877,200 and $522,300 for the years ended December 31, 2000, 1999 and 1998, respectively.

OTHER

     Accrued bonuses included in the accompanying balance sheets at December 31, 2000 and 1999 approximate $3.9 million and $4.5 million, respectively.

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

                          HEALTHCARE RECOVERIES, INC.

10. CREDIT FACILITY

     On May 15, 2000, the company entered into a third amendment (the "Amendment") to its February 1, 1998 revolving credit facility with National City Bank of Kentucky and the lenders named therein (the "Credit Facility"). The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. Under the Amendment, the maturity date was extended to April 30, 2002 from January 31, 2001, the maximum borrowing capacity decreased to $40 million from $50 million, and certain other financial terms and covenants were amended. Principal amounts outstanding under the Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus the pre-determined fixed margin. At December 31, 2000, the interest rates ranged from 8.7% to 8.84%. The Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. The Credit Facility was amended in May 1998 to enable the Company to acquire entities that do not maintain audited financial statements, in March 1999 to permit borrowings from the Credit Facility for the repurchase of up to $10 million of outstanding Common Stock, and in June 2000, to increase the amount of other debt that the Company is permitted to maintain outstanding under another of the Credit Facility's financial covenants. The amount outstanding under the Credit Facility as of December 31, 2000 and 1999 was $14.0 million and $11.0 million, respectively.

11. COMMON STOCK OPTIONS

     In May 1997, the Company adopted the Healthcare Recoveries, Inc. Non-Qualified Stock Option Plan for Eligible Employees (the "Employees' Plan"), the Healthcare Recoveries, Inc. Amended and Restated Directors' Stock Option Plan (the "Directors' Plan") and the Healthcare Recoveries, Inc. Employee Stock Purchase Plan (the "Purchase Plan"). On December 8, 1997, the Company adopted the Healthcare Recoveries, Inc. 1997 Stock Option Plan for Eligible Participants (the "1997 Plan").

     The Employees' Plan provides for the award of stock options to certain officers and key employees of the Company. Options under the Employees' Plan are exercisable at 100% of the market value of the Company's Common Stock on the date of grant. Awards under the Employees' Plan vest ratably over a three-year period and expire ten years from the date of grant. As provided in the Employees' Plan, all options granted to the Company's employees automatically vest in the event of a change in control. At December 31, 2000, 673,750 shares of Common Stock were reserved for issuance under the Employees' Plan, including 159,133 shares available for future award.

     The Directors' Plan provides for the grant of options to purchase the Company's Common Stock to each non-employee director of the Company. Options under the Directors' Plan are exercisable at 100% of the market value of the Company's Common Stock on the date of grant. Pursuant to the Directors' Plan, each eligible director is to be granted on the date he or she first becomes a director an option to purchase 10,000 shares of Common Stock, and each eligible director is to be granted on the date of each annual meeting of stockholders of the Company beginning in 1998 an option to purchase 2,000 shares of Common Stock, for so long as shares are available under the Directors' Plan, but not after March 31, 2002. Terms of options granted under this plan commence on the date of grant and expire on the tenth anniversary of the grant date. Each option is to become exercisable when vested. The options vest ratably over a three-year period, provided that the optionee must be a non-employee director of the Company on each such anniversary in order for options to vest on such date. At December 31, 2000, 150,000 shares of Common Stock were reserved for issuance under the Directors' Plan, including 74,000 shares available for future award.

     Under the Purchase Plan, eligible employees may purchase shares of the Company's Common Stock, subject to certain limitations, at 85% of its market value. Purchases are made from payroll deductions up to a maximum of 15% of an employee's eligible annual compensation. During the year ended December 31, 2000,

                          HEALTHCARE RECOVERIES, INC.

29,929 shares of the Company's Common Stock were purchased under the Purchase Plan, resulting in 252,614 reserved shares of Common Stock being available for purchase at December 31, 2000.

     The 1997 Plan provides for the grant of options to purchase the Company's Common Stock to eligible participants of the Company at 100% of the market value of the Company's Common Stock on the date of grant. Awards under the 1997 Plan expire ten years from the date of grant and vest according to the terms that the compensation committee of the Board of Directors determines in its sole discretion. As provided in the 1997 Plan, all options granted to the Company's employees automatically vest in the event of a change in control. At December 31, 2000, 1,760,000 shares of Common Stock have been reserved under the 1997 Plan, of which 15,013 shares are available for future award.

     Activity related to the Employees' Plan, Directors' Plan and 1997 Plan for the years ended December 31, 2000, 1999 and 1998 is summarized as follows:

                                      2000                        1999                        1998
                            -------------------------   -------------------------   -------------------------
                            SHARES   WEIGHTED-AVERAGE   SHARES   WEIGHTED-AVERAGE   SHARES   WEIGHTED-AVERAGE
                            (000)     EXERCISE PRICE    (000)     EXERCISE PRICE    (000)     EXERCISE PRICE
                            ------   ----------------   ------   ----------------   ------   ----------------
Options outstanding as of
  January 1...............   1,562        $12.55         1,085        $16.58           723        $14.93
  Granted.................     859        $ 3.10           640          6.01           537        $17.85
  Exercised...............      --            --            --            --           (26)       $17.60
  Canceled................     (85)       $10.94          (163)       $13.51          (149)       $15.79
                            ------                      ------                      ------
Options outstanding as of
  December 31.............   2,336        $ 9.13         1,562        $12.55         1,085        $16.58
                            ======                      ======                      ======
Weighted-average fair
  value of options granted
  during the year (per
  share)..................  $ 3.00                      $ 1.94                      $ 8.07
                            ======                      ======                      ======

     The following table summarizes information about options outstanding under the Employees' Plan, Directors' Plan and 1997 Plan at December 31, 2000:

                                            OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                  ---------------------------------------   ------------------------
                                     NUMBER       WEIGHTED-                    NUMBER
                                  OUTSTANDING      AVERAGE      WEIGHTED-   OUTSTANDING    WEIGHTED-
                                  DECEMBER 31,    REMAINING      AVERAGE    DECEMBER 31,    AVERAGE
                                      2000       CONTRACTUAL    EXERCISE        2000       EXERCISE
RANGE OF EXERCISE PRICES             (000)       LIFE (YEARS)     PRICE        (000)         PRICE
------------------------          ------------   ------------   ---------   ------------   ---------
$ 2.75 - $16.36.................     1,938           8.1          $6.99          761        $12.32
$16.37 - $23.50.................       398           7.1          19.57          275         19.52
                                     -----                                     -----
                                     2,336           8.0           9.13        1,036         14.23
                                     =====                                     =====

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

                          HEALTHCARE RECOVERIES, INC.

option pricing model. The following summarizes the weighted average assumptions used in valuing awards under the Employees' Plan, Directors' Plan and 1997 Plan:

                                                              2000    1999    1998
                                                              -----   -----   ----
Expected life (years).......................................    5.0     5.0    5.0
Risk-free interest rate.....................................    6.5%    5.7%   5.5%
Dividend yield..............................................    0.0     0.0    0.0
Expected volatility.........................................  187.6   137.3   38.2

     Had compensation expense been recognized under the provisions of SFAS No. 123, utilizing the assumptions in the table above, the Company's net income for the years ended December 31, 2000, 1999 and 1998 and earnings per common share (basic and diluted) for the years ended December 31, 2000, 1999 and 1998 would have decreased to the following pro forma amounts:

                                                               2000     1999     1998
                                                              ------   ------   ------
Net income as reported......................................  $3,550   $5,162   $8,900
Proforma....................................................   1,434    3,021    7,333
Earnings per common share:
As reported (basic).........................................    0.33     0.46     0.78
As reported (diluted).......................................    0.33     0.46     0.77
Proforma (basic and diluted)................................    0.13     0.27     0.64

     The effects of applying SFAS No. 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma net income or earnings per common share for future years because variables such as option grants, option exercises, and stock price volatility included in the disclosures may not be indicative of actual future activity.

12. STOCK REPURCHASE PLAN

     HCRI's Board approved a stock repurchase plan on March 12, 1999 under which the Company is authorized to repurchase, from time to time, up to $10 million of HCRI Common Stock in the open market, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $10 million of HCRI Common Stock or until it otherwise determines to terminate the stock repurchase plan. During 1999, HCRI acquired 305,000 shares of its Common Stock at an average price of $4.50 per share. During 2000, HCRI repurchased 1,467,765 shares of its Common Stock at an average price of $3.86 per share. From inception of the program through December 31, 2000, the total number of repurchased shares was 1,772,765 at a cost of $7.0 million, or an average price of $3.97 per share. All of the reacquired shares of Common Stock through December 31, 2000 are reflected as treasury stock on the accompanying Balance Sheets.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     A summary of the Company's quarterly results of operations follows (dollars in thousands, except per share amounts):

                                                    FIRST    SECOND     THIRD    FOURTH(1)
                                                   -------   -------   -------   ---------
YEAR ENDED DECEMBER 31, 2000:
Claims revenues..................................  $16,567   $15,950   $15,113    $15,997
Income (loss) before income taxes................    1,931     2,209     2,128       (199)
Net income (loss)................................    1,130     1,292     1,245       (117)
Earnings (loss) per common share (basic).........     0.10      0.12      0.12      (0.01)
Earnings (loss) per common share (diluted).......     0.10      0.12      0.12      (0.01)

                          HEALTHCARE RECOVERIES, INC.

                                                     FIRST    SECOND     THIRD    FOURTH
                                                    -------   -------   -------   -------
YEAR ENDED DECEMBER 31, 1999:
Claims revenues...................................  $13,860   $15,793   $15,247   $16,508
Income before income taxes........................    2,391     2,417     2,098     1,924
Net income........................................    1,398     1,415     1,227     1,124
Earnings per common share (basic).................     0.12      0.13      0.11      0.10
Earnings per common share (diluted)...............     0.12      0.13      0.11      0.10

---------------

(1) Includes expense of $3.0 million pretax ($1.755 million after tax, or $0.18 per diluted share) related to a litigation settlement and $263,000 pretax ($154,000 after tax, or $0.01 per diluted share) related to research and development.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to Directors and Executive Officers of the Registrant is included in the sections entitled "Management of the Company", "Executive Officers", "Certain Relationships and Related Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2001 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the sections entitled "Executive Compensation", "Stock Option Grants", "Stock Option Exercises", "Management of the Company -- Directors' Compensation", "Employment Agreements", "Compensation Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Stock Price Performance Graph" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2001 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the sections entitled "Management Common Stock Ownership" and "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2001 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the sections entitled "Executive Compensation" and "Certain Relationships and Related Transactions" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2001 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

          Report of Independent Accountants

          Balance Sheets -- years ended December 31, 2000 and 1999

          Statements of Income -- years ended December 31, 2000, 1999 and 1998

          Statements of Changes in Stockholders' Equity -- years ended December 31, 2000, 1999 and 1998

          Statements of Cash Flow -- years ended December 31, 2000, 1999 and
     1998

     2. Financial Statement Schedules (none required)

     3. Exhibits

     The following list of Exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:


 2.1   --   Asset Purchase Agreement, dated as of December 4, 1998, by and among the Registrant, MedCap Medical Cost Management,
            Inc. and Marcia Deutsch (incorporated by reference to
            Exhibit 2.1 of Registrant's Current Report on Form 8-K,
            filed December 11, 1998, File No. 000-22585).
 2.2   --   Asset Purchase Agreement, dated as of January 3, 1999, by
            and among the Registrant, Subro-Audit, Inc., O'Donnell
            Leasing Co., LLP, Kevin M. O'Donnell and Leah Lampone
            (incorporated by reference to Exhibit 2.1 of Registrant's
            Current Report on Form 8-K, filed January 11, 1999, File No.
            000-22585).
 2.3   --   Amendment to Asset Purchase Agreement by and among the
            Registrant, Subro-Audit, Inc., O'Donnell Leasing Co., LLP,
            Kevin O'Donnell and Leah Lampone, dated as of January 25,
            1999 (incorporated by reference to Exhibit 2.2 of
            Registrant's Current Report on Form 8-K, filed February 3,
            1999, File No. 000-22585).
 3.1   --   Amended and Restated Certificate of Incorporation of the
            Registrant (incorporated by reference to Exhibit 3.1 of
            Registrant's Amendment No. 2 to Registration Statement on
            Form S-1, File No. 333-23287).
 3.2   --   Amended and Restated Bylaws of the Registrant.
 4.1   --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant's Amendment No. 1 to
            Registration Statement on Form S-1, File No. 333-23287).
 4.2   --   Rights Agreement, dated February 12, 1999, between the
            Registrant and National City Bank, as Rights Agent, which
            includes as Exhibit A the Form of Certificate of
            Designations of the Preferred Stock, as Exhibit B the Form
            of Right Certificate and as Exhibit C the Summary of Rights
            to Purchase Preferred Stock (incorporated by reference to
            Exhibit 4.1 of Registrant's Form 8-A, filed February 16,
            1999, File No. 000-22585).
10.1   --   Healthcare Recoveries, Inc. Non-Qualified Stock Option Plan
            for Eligible Employees (incorporated by reference to Exhibit
            4.2 of Registrant's Registration Statement on Form S-1, File
            No. 333-23287).
10.2   --   Healthcare Recoveries, Inc. Amended and Restated Directors'
            Stock Option Plan (incorporated by reference to Exhibit 10.2 of Registrant's Annual Report on Form 10-K for the fiscal
            year ended December 31, 1998).
10.3   --   Healthcare Recoveries, Inc. 1997 Stock Option Plan for
            Eligible Participants (incorporated by reference to Annex A of Registrant's Proxy Statement for a Special Meeting, dated
            November 10, 1997).
10.4   --   Healthcare Recoveries, Inc. Employee Stock Purchase Plan
            (incorporated by reference to Exhibit 99.1 of Registrant's
            Registration Statement on Form S-8, File No. 333-41559).
10.5   --   2001 Management Group Incentive Compensation Plan.
10.6   --   Employment Agreement between the Registrant and Patrick B.
            McGinnis (incorporated by reference to Exhibit 10.2 to
            Registrant's Registration Statement on Form S-1, File No.
            333-23287).
10.7   --   Amendment No. 1 to Employment Agreement between the
            Registrant and Patrick B. McGinnis, dated February 12, 1999
            (incorporated by reference to Exhibit 10.6 of Registrant's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1998).
10.8   --   Employment Agreement between the Registrant and Kevin M.
            O'Donnell, dated January 25, 1999 (incorporated by reference to Exhibit 10.9 of Registrant's Annual Report on Form 10-K
            for the fiscal year ended December 31, 1998).

10.9   --   Separation Agreement between Medaphis and the Registrant
            (incorporated by reference to Exhibit 10.1 of Registrant's
            Amendment No. 2 to Registration Statement on Form S-1, File
            No. 333-23287).
10.10  --   Supplemental Retirement Savings Plan (incorporated by
            reference to Exhibit 10.5 of Registrant's Amendment No. 2 to
            Registration Statement on Form S-1, File No. 333-23287).
10.11  --   Lease between W&M Kentucky, Inc. and the Registrant
            (incorporated by reference to Exhibit 10.6 of Registrant's
            Registration Statement on Form S-1, File No. 333-23287).
10.12  --   Lease Addendum VI between W&M of Kentucky, Inc. and the
            Registrant, dated December 22, 1999 (incorporated by
            reference to. Exhibit 10.12 of Registrant's Annual Report on
            Form 10-K for the fiscal year ended December 31, 1999).
10.13  --   Credit Agreement, dated as of February 1, 1998, by and among the Registrant, the Lending Institutions named therein and
            National City Bank of Kentucky (incorporated by Reference to
            Exhibit 10.12 of Registrant's Annual Report on Form 10-K for
            the fiscal year ended December 31, 1997).
10.14  --   Amendment No. 1 to the Credit Agreement, dated as of May 15,
            1998, by and among the Registrant, the Lending Institutions named therein and National City Bank of Kentucky
            (incorporated by reference to Exhibit 10.16 of Registrant's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1998).
10.15  --   Amendment No. 2 to the Credit Agreement, dated as of March
            19, 1999, by and among the Registrant, the Lending
            Institutions named therein and National City Bank of
            Kentucky (incorporated by reference to Exhibit 10.17 of
            Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.16  --   Amendment No. 3 to the Credit Agreement, dated as of May 15,
            2000, by and among the Registrant, the Lending Institutions named therein and National City Bank of Kentucky
            (incorporated by reference to Exhibit 10.1 of Registrant's
            Quarterly Report on Form 10-Q for the quarter ended June 30,
            2000).
10.17  --   Amendment No. 4 to the Credit Agreement, dated as of June
            23, 2000, by and among the Registrant, the Lending
            Institutions named therein and National City Bank of
            Kentucky (incorporated by reference to Exhibit 10.2 of
            Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.18  --   Employment Agreement between the Registrant and Timothy E.
            Cahill, dated October 19, 1999(incorporated by reference to
            Exhibit 10.17 of Registrant's Annual Report on Form 10-K for
            the fiscal year ended December 31, 1999).
10.19  --   Employment Agreement between the Registrant and Robert L.
            Jefferson, dated November 29, 1999(incorporated by reference to Exhibit 10.18 of Registrant's Annual Report on Form 10-K
            for the fiscal year ended December 31, 1999).
10.20  --   Form of Change-in-Control Agreement between the Registrant and Douglas R. Sharps, Debra M. Murphy, Mark J. Bates and
            Robert G. Bader, dated February 24, 2000 (incorporated by
            reference to Exhibit 10.19 of Registrant's Annual Report on
            Form 10-K for the fiscal year ended December 31, 1999).
10.21  --   Form of Severance Agreement between the Registrant and
            Douglas R. Sharps, Debra M. Murphy, Mark J. Bates and Robert
            G. Bader dated February 24, 2000 (incorporated by reference to Exhibit 10.20 of Registrant's Annual Report on Form 10-K
            for the fiscal year ended December 31, 1999).
10.22  --   Promissory Note Payable to the Registrant from Patrick B.
            McGinnis (incorporated by reference to Exhibit 10.21 of
            Registrant's Annual Report on Form 10-K for the fiscal ended
            December 31, 1999).

10.23  --   Amended and Restated Promissory Note Payable to the
            Registrant from Patrick B. McGinnis, dated June 30, 2000
            (incorporated by reference to Exhibit 10.3 of Registrant's
            Quarterly Report on Form 10-Q for the quarter ended June 30,
            2000).
10.24  --   Deferred Compensation Agreement, dated June 30, 2000, by and between the Registrant and Patrick B. McGinnis (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly
            Report on Form 10-Q for the quarter ended June 30, 2000).
23.1   --   Consent of PricewaterhouseCoopers LLP.
99.1   --   Healthcare Recoveries, Inc. Private Securities Litigation
            Reform Act of 1995 Safe Harbor Compliance Statement for
            Forward-Looking Statement.

     (b) Reports on Form 8-K

     No reports filed during the fourth quarter of 2000.

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

                                          Dated: March 27, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                /s/ PATRICK B. MCGINNIS                   Chairman, President and Chief  March 27, 2001
--------------------------------------------------------    Executive Officer
                  Patrick B. McGinnis                       (Principal Executive
                                                            Officer)

                 /s/ DOUGLAS R. SHARPS                    Executive Vice President and   March 27, 2001
--------------------------------------------------------    Chief Financial Officer
                   Douglas R. Sharps                        (Principal Financial and
                                                            Accounting Officer)

              /s/ WILLIAM C. BALLARD, JR.                 Director                       March 27, 2001
--------------------------------------------------------
                William C. Ballard, Jr.

                   /s/ JILL L. FORCE                      Director                       March 27, 2001
--------------------------------------------------------
                     Jill L. Force

                   /s/ JOHN H. NEWMAN                     Director                       March 27, 2001
--------------------------------------------------------
                     John H. Newman

                /s/ CHRIS B. VAN ARSDEL                   Director                       March 27, 2001
--------------------------------------------------------
                  Chris B. Van Arsdel