Form 10-Q
period 2001-03-31
HEALTHCARE RECOVERIES INC
filed 2001-05-15
CIK 858629

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 2001

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

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-22585

                          HEALTHCARE RECOVERIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                      61-1141758
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

 1400 WATTERSON TOWER, LOUISVILLE, KENTUCKY                        40218
  (Address of Principal Executive Offices)                      (Zip Code)

      (Registrant's Telephone Number, Including Area Code)  (502) 454-1340

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of May 15, 2001, 9,789,596 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HEALTHCARE RECOVERIES, INC.

                                   FORM 10-Q
                                 MARCH 31, 2001

                                     INDEX

                                                                          PAGE
                                                                          ----
                        PART I: FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
            Condensed Balance Sheets as of March 31, 2001 and December      1
            31, 2000....................................................
            Condensed Statements of Income for the three months ended       2
            March 31, 2001 and 2000.....................................
            Condensed Statements of Cash Flows for the three months         3
            ended March 31, 2001 and 2000...............................
            Notes to Condensed Financial Statements.....................    4
Item 2.     Management's Discussion and Analysis of Financial Condition     7
            and Results of Operations...................................
Item 3.     Quantitative and Qualitative Disclosures About Market          15
            Risk........................................................
                          PART II: OTHER INFORMATION
Item 1.     Legal Proceedings...........................................   16
Item 6.     Exhibits and Reports on Form 8-K............................   20
Signatures  ............................................................   21

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY HEALTHCARE RECOVERIES, INC. OR MEMBERS OF ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HEALTHCARE RECOVERIES, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT
99.1 TO THE HEALTHCARE RECOVERIES, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. HEALTHCARE RECOVERIES, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS OR CIRCUMSTANCES, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          HEALTHCARE RECOVERIES, INC.

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,872      $  1,297
  Restricted cash...........................................    22,357        21,647
  Accounts receivable, less allowance for doubtful accounts
    of $445 in 2001 and $434 in 2000........................     8,506         7,660
  Other current assets......................................     2,214         2,153
                                                              --------      --------
         Total current assets...............................    34,949        32,757
                                                              --------      --------
Property and equipment, at cost:
  Buildings and land........................................     4,001         4,001
  Furniture and fixtures....................................     3,237         3,230
  Office equipment..........................................     1,997         1,992
  Computer equipment........................................    14,581        13,883
  Leasehold improvements....................................     1,323         1,308
                                                              --------      --------
                                                                25,139        24,414
  Accumulated depreciation and amortization.................   (14,720)      (13,781)
                                                              --------      --------
         Property and equipment, net........................    10,419        10,633
                                                              --------      --------
Cost in excess of net assets acquired, net..................    28,738        29,143
Identifiable intangibles, net...............................     4,794         4,934
Other assets................................................     1,952         1,978
                                                              --------      --------
         Total assets.......................................  $ 80,852      $ 79,445
                                                              ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $  1,441      $  1,231
  Accrued expenses..........................................     8,577         9,906
  Funds due clients.........................................    12,734        12,437
  Income taxes payable......................................     2,258         1,385
                                                              --------      --------
         Total current liabilities..........................    25,010        24,959
Other liabilities...........................................     2,271         2,324
Long-term borrowings........................................    14,000        14,000
                                                              --------      --------
         Total liabilities..................................    41,281        41,283
                                                              --------      --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value per share; 2,000 shares
    authorized; no shares issued or outstanding.............        --            --
  Common stock, $.001 par value per share; 20,000 shares
    authorized; 9,789 and 9,771 shares issued and
    outstanding as of March 31, 2001 and December 31, 2000,
    respectively............................................        12            12
  Capital in excess of par value............................    22,686        22,637
  Other.....................................................      (927)         (912)
  Treasury stock at cost; 1,773 shares as of March 31, 2001
    and December 31, 2000...................................    (7,037)       (7,037)
  Retained earnings.........................................    24,837        23,462
                                                              --------      --------
         Total stockholders' equity.........................    39,571        38,162
                                                              --------      --------
         Total liabilities and stockholders' equity.........  $ 80,852      $ 79,445
                                                              ========      ========

     The accompanying notes are an integral part of the condensed financial statements.

                          HEALTHCARE RECOVERIES, INC.

                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Claims revenues.............................................  $16,255    $16,567
Cost of services............................................    7,738      8,466
                                                              -------    -------
          Gross profit......................................    8,517      8,101
Support expenses............................................    4,496      4,541
Depreciation and amortization...............................    1,585      1,536
Research and development....................................      134         --
                                                              -------    -------
          Operating income..................................    2,302      2,024
Interest income.............................................      350        239
Interest expense............................................      303        242
Other -- Special Committee expenses.........................       --         90
                                                              -------    -------
          Income before income taxes........................    2,349      1,931
Provision for income taxes..................................      974        801
                                                              -------    -------
          Net income........................................  $ 1,375    $ 1,130
                                                              =======    =======
Earnings per common share (basic and diluted)...............  $  0.14    $  0.10
                                                              =======    =======

     The accompanying notes are an integral part of the condensed financial statements.

                          HEALTHCARE RECOVERIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Cash flows from operating activities:
  Net income................................................  $ 1,375    $ 1,130
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization..........................    1,585      1,536
     Deferred income taxes..................................       --         (2)
     Other..................................................        3         (3)
     Changes in operating assets and liabilities:
       Restricted cash......................................     (710)     1,987
       Accounts receivable..................................     (846)    (1,803)
       Other current assets.................................      (65)       571
       Other assets.........................................      (46)      (357)
       Trade accounts payable...............................      210       (973)
       Accrued expenses.....................................   (1,354)    (1,717)
       Funds due clients....................................      297     (1,334)
       Income taxes payable.................................      873        692
       Other liabilities....................................      (53)      (188)
                                                              -------    -------
          Net cash provided by (used in) operating
           activities.......................................    1,269       (461)
                                                              -------    -------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................       --     (4,545)
  Disposals of property and equipment.......................       --      1,388
  Purchases of property and equipment.......................     (725)      (877)
                                                              -------    -------
          Net cash used in investing activities.............     (725)    (4,034)
                                                              -------    -------
Cash flows from financing activities:
  Line of credit proceeds...................................       --      6,600
  Line of credit repayments.................................       --     (3,600)
  Issuance of common stock..................................       46         51
  Other.....................................................      (15)        --
                                                              -------    -------
          Net cash provided by financing activities.........       31      3,051
                                                              -------    -------
Net increase (decrease) in cash and cash equivalents........      575     (1,444)
Cash and cash equivalents, beginning of period..............    1,297      1,670
                                                              -------    -------
Cash and cash equivalents, end of period....................  $ 1,872    $   226
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

                          HEALTHCARE RECOVERIES, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

     Healthcare Recoveries, Inc. (hereinafter referred to as the "Company" or "HCRI"), a Delaware corporation, was incorporated on June 30, 1988. The Company is a leading independent provider of outsourcing of insurance subrogation and certain other medical claims recovery and cost containment services to the private healthcare payor industry. Its primary business is medical claims recovery, and its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance. The Company's other medical claims recovery services include provider bill auditing, contract compliance review and cost management consulting, coordination of benefits and overpayments recovery services.

     The accompanying financial statements are presented in a condensed format and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's annual financial statements. Accordingly, for further information, the reader of this Form 10-Q may wish to refer to the Company's audited financial statements as of and for the year ended December 31, 2000, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 27, 2001.

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

3. CREDIT FACILITY

     On May 15, 2000, the Company entered into a third amendment (the "Amendment") to its February 1, 1998 revolving credit facility with National City Bank of Kentucky and the lenders named therein (the "Credit Facility"). The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. Under the Amendment, the maturity date was extended to April 30, 2002 from January 31, 2001, the maximum borrowing capacity decreased to $40 million from $50 million, and certain other financial terms and covenants were amended. Principal amounts outstanding under the Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus the pre-determined fixed margin. At March 31, 2001, the interest rate was 7.01%. The Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. The Credit Facility was amended in June 2000, to increase

                          HEALTHCARE RECOVERIES, INC.

the amount of other debt that the Company is permitted to maintain outstanding under another of the Credit Facility's financial covenants. As of March 31, 2001, $14.0 million was outstanding under the Credit Facility.

4. STOCK REPURCHASE PLAN

     HCRI's Board approved a stock repurchase plan on March 12, 1999 under which the Company is authorized to repurchase, from time to time, up to $10 million of HCRI Common Stock in the open market, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $10 million of HCRI Common Stock or until it otherwise determines to terminate the stock repurchase plan. HCRI did not repurchase any shares of its own stock during the three months ended March 31, 2001. During 2000, HCRI repurchased 1,467,765 shares of its Common Stock at an average price of $3.86 per share. From inception of the program through March 31, 2001, the total number of shares repurchased was 1,772,765 at a cost of $7.0 million, or an average cost of $3.97 per share. All of the reacquired shares of Common Stock through March 31, 2001 are reflected as treasury stock on the accompanying Condensed Balance Sheets (Unaudited).

5. RELATED PARTY TRANSACTION

     On February 12, 1999, the Board of Directors approved a loan in the amount of $350,000 to Patrick B. McGinnis, the Chairman and Chief Executive Officer of the Company, in exchange for a full recourse promissory note in the same amount from Mr. McGinnis. On June 30, 2000, at the direction of the Board of Directors and in accordance with terms authorized by it, the Company loaned Mr. McGinnis an additional $500,000. Under these terms, the $500,000 loan to Mr. McGinnis was combined with his existing debt to the Company of $350,000 of principal and $36,520 of accrued interest. Mr. McGinnis delivered to the Company his full recourse promissory note in the amount of $886,520, bearing interest at a fixed rate of 6.62% per annum, compounded annually (the "Amended Promissory Note"), and the Company cancelled the old promissory note evidencing the prior debt. The Amended Promissory Note provides for mandatory prepayments from certain of the proceeds received by Mr. McGinnis from his sale of the Company's securities and any related transactions. At March 31, 2001, the promissory note of $886,520 and accrued interest of $40,692 were outstanding. The proceeds of these loans were to enable Mr. McGinnis to repay debts originally incurred by him to pay income taxes related to the ordinary income deemed to have been received by him on account of Common Stock granted to him in connection with the initial public offering of the Company's stock in May 1997, as well as to enable him to purchase additional stock in the initial public offering.

     On June 30, 2000, pursuant to Board authorization and in accordance with the terms of the Amended Promissory Note, the Company and Mr. McGinnis entered into a deferred compensation agreement (the "Agreement"). Under the Agreement, 50% of the amount otherwise payable to Mr. McGinnis under the Company's Management Group Incentive Compensation Plan shall be deferred until the Amended Promissory Note is paid in full, with such deferred compensation then being paid in full to Mr. McGinnis within 30 days thereafter. The Company has full right of set-off against any deferred compensation under the Agreement should Mr. McGinnis default under the Amended Promissory Note. At the election of Mr. McGinnis, the payment of the deferred compensation, upon payment of the Amended Promissory Note, may be extended for a period of not more than ten years. At March 31, 2001, the amount of deferred compensation was $52,648 with accrued interest of $153.

                          HEALTHCARE RECOVERIES, INC.

6. EARNINGS PER COMMON SHARE

     Reconciliations of the average number of common shares outstanding used in the calculation of earnings per common share and earnings per common share assuming dilution are as follows (dollars and shares in thousands, except per share results):

                                                                THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2001     2000
                                                              ------   -------
Weighted average number of common shares outstanding........   9,789    11,225
Add: Dilutive stock options.................................     100        11
                                                              ------   -------
Number of common shares outstanding (diluted)...............   9,889    11,236
                                                              ======   =======
Net earnings for earnings per common share (basic and
  diluted)..................................................  $1,375   $ 1,130
                                                              ======   =======
Earnings per common share:
  Basic.....................................................  $ 0.14   $  0.10
                                                              ======   =======
  Diluted...................................................  $ 0.14   $  0.10
                                                              ======   =======

     Basic earnings per common share were computed based on the weighted-average number of shares outstanding during the period. The dilutive effect of stock options was calculated using the treasury stock method. Options to purchase approximately 1,446,024 and 1,441,384 shares for the three month periods ended March 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per common share because the exercise prices of these options were greater than the average market price of the common shares during the respective periods.

7. ACQUISITIONS

     On January 25, 1999, HCRI acquired the assets and certain liabilities of Subro-Audit, Inc., a Wisconsin corporation ("SAI"), and a related entity, O'Donnell Leasing Co., LLP, a Wisconsin limited liability partnership ("ODL" and, together with SAI, "Subro Audit"), for approximately $24.4 million (the "Subro Audit Acquisition"), using available unrestricted cash. HCRI currently estimates that it may pay up to $5.4 million pursuant to an earn-out arrangement, of which $2.8 million was paid on May 18, 2000 with the remainder to be paid in 2001. Approximately $4.7 million was held in escrow for the potential earn-out and was included in restricted cash at March 31, 2001 and December 31, 2000. SAI is based in Wisconsin and provides subrogation recovery services with respect to an installed base of lives, which are covered by insurers, HMOs and employer-funded plans, throughout the United States of America. The Subro Audit Acquisition was accounted for using the purchase method of accounting.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF COMPANY

     HCRI is a leading independent provider of outsourcing of insurance subrogation and certain other medical claims recovery and cost containment services to the private healthcare payor industry. Its primary business is medical claims recovery and its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are known generally as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance. The Company's other medical claims recovery services include provider bill auditing and overpayment recovery services. HCRI offers its services on a nationwide basis to health maintenance organizations, indemnity health insurers, self-funded employee health plans and companies that provide claims administration services to self-funded plans (referred to as "third-party administrators"). The Company had 50.8 million lives under contract from its clientele at March 31, 2001.

ACQUISITIONS

     On January 25, 1999, HCRI acquired the assets and certain liabilities of Subro-Audit (which consisted of SAI and ODL), for approximately $24.4 million, using available unrestricted cash. HCRI currently estimates that it may pay up to $5.4 million pursuant to an earn-out arrangement, of which $2.8 million was paid on May 18, 2000, with the remainder to be paid in 2001. Approximately $4.7 million was held in escrow for the potential earn-out and was included in restricted cash at March 31, 2001 and December 31, 2000. SAI is based in Wisconsin and provides subrogation recovery services with respect to an installed base of lives, which are covered by insurers, HMOs and employer-funded plans, throughout the United States of America. The Subro Audit Acquisition was accounted for using the purchase method of accounting.

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

RESULTS OF OPERATIONS

     The following tables present certain key operating indicators and results of operations data for the Company for the periods indicated:

                            KEY OPERATING INDICATORS
              (IN MILLIONS, EXCEPT FOR PERCENTAGES AND EMPLOYEES)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
Cumulative lives sold, beginning of period..................      52.5          55.6
Lives from existing client loss, net........................      (2.8)(1)      (1.7)(1)
Lives added from new contracts with existing clients........       0.4           0.5
Lives added from contracts with new clients.................       0.7           0.3
                                                              --------      --------
Cumulative lives sold, end of period........................      50.8          54.7
                                                              ========      ========
Lives installed.............................................      47.8          51.8
Backlog(2)..................................................  $1,207.3      $1,150.0
Claims recoveries...........................................  $   60.5      $   61.7
Throughput(3)...............................................       5.1%          5.5%
Effective fee rate..........................................      26.8%         26.7%
Claims revenues.............................................  $   16.3      $   16.6
Employees:
  Direct operations.........................................       544           599
  Support...................................................       137           155
                                                              --------      --------
          Total employees...................................       681           754
                                                              ========      ========

---------------

(1) The March 31, 2001 and March 31, 2000 decreases included approximately 1.2 million and 0.8 million lives, respectively, associated with a client that was acquired by a health plan that is not a client of the Company.
(2) Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of its clients at a given point in time.
(3) Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

            STATEMENTS OF INCOME AS A PERCENTAGE OF CLAIMS REVENUES

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2001     2000
                                                              -----    -----
Claims revenues.............................................  100.0%   100.0%
Cost of services............................................   47.6     51.1
Support expenses............................................   27.7     27.4
Depreciation and amortization...............................    9.8      9.3
Research and development....................................    0.8       --
Operating income............................................   14.2     12.2
Other -- Special Committee expenses.........................     --      0.5
Income before income taxes..................................   14.5     11.7
Net income..................................................    8.5      6.8

  Three months ended March 31, 2001 compared to three months ended March 31,
2000

     Claims Revenues. Claims revenues for the three month period ended March 31, 2001 decreased 2% to $16.3 million from $16.6 million for the same quarter of 2000. Claims recoveries also decreased 2% from $61.7 million in 2000 to $60.5 million in 2001. This decrease in recoveries and revenues from the comparable prior year quarter was primarily due to the decrease in throughput described below. The effective fee rate for the quarter ended March 31, 2001 increased slightly to 26.8% from 26.7% in the same quarter of 2000. The effective fee rate in the quarter grew because of the recovery mix in the quarter, with relatively more recoveries coming from subrogation clients which have higher effective fee rates than provider bill audit and overpayments clients.

     Backlog increased from March 31, 2000 by $57.3 million, or 5%, to $1,207.3 million at March 31, 2001, despite a decrease in lives installed from 51.8 million as of March 31, 2000 to 47.8 million at March 31, 2001, primarily due to growth in the provider bill audit services backlog. Subrogation backlog decreased slightly compared to the prior year period, however, the percentage decrease in backlog is significantly less than the percentage decrease in lives installed. The Company typically continues to make recoveries on the backlog of terminated clients that exists as of the contract termination date, until that backlog is exhausted (i.e., usually 5 to 6 years), but removes terminated clients from the category of "lives installed" as of the contract termination date.

     Throughput for the quarter ended March 31, 2001 decreased to 5.1% from 5.5% for the comparable quarter of 2000. The decrease in throughput compared to the prior year quarter was primarily caused by a decrease in provider bill audit recoveries, which are significantly more volatile as a percentage of backlog than subrogation recoveries.

     Cost of Services. Cost of services decreased 9% for the quarter ended March 31, 2001 to $7.7 million, from $8.5 million for the comparable period in 2000. As a percentage of claims revenues, cost of services decreased to 47.6% for the quarter ended March 31, 2001 compared to 51.1% for the prior year quarter. The decrease in cost of services as a percentage of claims revenues for the comparable quarters resulted from certain productivity enhancements instituted during 2000 and management of labor costs through delays in hiring and attrition.

     Support Expenses. Support expenses decreased 1%, or $45,000, for the quarter ended March 31, 2001 compared to the same quarter in 2000. The decrease was due to expense control measures undertaken in 2000. Support expenses increased as a percentage of claims revenues to 27.7% for the three month period ended March 31, 2001 from 27.4% for the same period in 2000. The increase in support expenses as a percentage of claims revenues resulted from the decrease in revenues described above. Support expenses typically do not vary in proportion to revenues.

     Depreciation and Amortization. Depreciation and amortization expense increased 3% to $1.6 million for the quarter ended March 31, 2001 from $1.5 million for the same period in 2000. The increase in depreciation expense was attributable to the purchased property and equipment related to system upgrades. The increase in amortization expense was attributable to the addition of intangible assets acquired in the Acquisitions.

     Interest Income. Interest income increased $111,000, or 46%, for the quarter ended March 31, 2001 compared to the same quarter in 2000. The increase in interest income was primarily due to the timing of cash receipts which increased the average cash and cash equivalents balance as well as the average restricted cash balance throughout the 2001 quarter as compared to the same period in 2000.

     Interest Expense. Interest expense totaled $303,000 and $242,000 for the quarters ended March 31, 2001 and 2000, respectively. The increase in interest expense for the 2001 quarter as compared with the respective period in 2000 is due to an increase in the average funds borrowed relating to the stock repurchase program, and due to higher effective interest rates during the 2001 period.

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

     Tax. Provision for income taxes was approximately 41.5% of pre-tax income for the three months ended March 31, 2001 and 2000. The effective tax rate exceeded the Federal statutory tax rate as a consequence of state and local taxes and non-deductible expenses.

     Net Income. Net income for the quarter ended March 31, 2001 increased to $1.4 million or $0.14 per diluted share from $1.1 million or $0.10 per diluted share for the comparable period in 2000. The primary factor offsetting the decrease in claims revenues between the comparable three month periods, and contributing to the growth in net income for the three months ended March 31, 2001, was the reduction in cost of services. The net income for the three months ended March 31, 2001 increased 22% over the comparable quarter of 2000 while the diluted earnings per share for the three months ended March 31, 2001 increased 40% over the same period of 2000 as a result of the stock repurchase plan. (See
Note 4 -- Stock Repurchase Program.)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's statements of cash flows for the three months ended March 31, 2001 and 2000 are summarized below:

                                                                THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2001     2000
                                                              ------   -------
                                                               (IN THOUSANDS)
Net cash provided by (used in) operating activities.........  $1,269   $  (461)
Net cash used in investing activities.......................    (725)   (4,034)
Net cash provided by financing activities...................      31     3,051
                                                              ------   -------
Net increase (decrease) in cash and cash equivalents........  $  575   $(1,444)
                                                              ======   =======

     The Company had working capital of $9.9 million at March 31, 2001, including cash and cash equivalents of $1.9 million, compared with working capital of $7.8 million at December 31, 2000. The primary reason for the increase was the increase in accounts receivable and timing of payments of accrued expenses.

     Net cash provided by operating activities was $1.3 million, an increase of $1.7 million for the three months ended March 31, 2001, compared to the same period in 2000, primarily as a result of the timing of recurring cash receipts and disbursements related to accounts receivable and accrued expenses as well as an increase in net income of $0.2 million.

     Net cash used in investing activities includes $0.7 million in capital expenditures for the three months ended March 31, 2001. Excluding any future acquisitions, the Company anticipates capital expenditures for the year to be approximately $3.5 million.

     Net cash provided by financing activities for the three months ended March 31, 2001 reflects no change in net cash borrowings from the Company's credit facility, as discussed below.

     On May 15, 2000, the Company entered into a third amendment (the "Amendment") to its February 1, 1998 revolving credit facility with National City Bank of Kentucky and the lenders named therein (the "Credit Facility"). The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. Under the Amendment, the maturity date was extended to April 30, 2002 from January 31, 2001, the maximum borrowing capacity decreased to $40 million from $50 million, and certain other financial terms and covenants were amended. Principal amounts outstanding under the Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus the pre-determined fixed margin. The Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. The Credit Facility was amended in June 2000, to increase the amount of other debt that the Company is permitted to maintain outstanding under another of the Credit Facility's financial covenants. As of March 31, 2001, $14.0 million was outstanding under the Credit Facility.

     At March 31, 2001 and December 31, 2000, the Company reported on its balance sheets, as a current asset, restricted cash of $22.4 million and $21.6 million, respectively. Restricted cash at March 31, 2001 and December 31, 2000 represented claims recoveries effected by HCRI for its clients and also included an escrowed amount of $4.7 million for a potential earn-out in connection with the Subro-Audit Acquisition. At March 31, 2001 and December 31, 2000, HCRI reported on its balance sheets, as a current liability, funds due clients of $12.7 million and $12.4 million, respectively, representing claims recoveries to be distributed to clients, net of the fee earned on such recoveries.

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

CONCENTRATION OF CLIENTS

     The Company provides services to healthcare plans that as of March 31, 2001 covered approximately 50.8 million lives. HCRI's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations. HCRI's largest client is UnitedHealth Group. For the three month periods ended March 31, 2001 and 2000, UnitedHealth Group generated 27% and 21% of HCRI's revenues, respectively. The loss of this account could have a material adverse effect on HCRI's business, results of operations and financial condition.

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

     HCRI performs its services on a reasonable efforts basis and does not obligate itself to deliver any specific result. Contracts with its customers are generally terminable on 60 to 180 days' notice by either party, although in a few cases the contracts extend over a period of years. HCRI's contracts generally provide that in the event of termination, HCRI is entitled to complete the recovery process on the existing backlog or to receive a cash payment designed to approximate the gross margin that would otherwise have been earned from the recovery on the backlog of the terminating client. On March 31, 2001, HCRI has backlog of $1,207.3 million.

RECENT DEVELOPMENTS

  Appointment of a Director

     Effective October 31, 2000, Elaine J. Robinson resigned as a director of the Company. Under the Company's Certificate of Incorporation and Bylaws, a vacancy on the Board of Directors created by a resignation may be filled by a majority vote of the remaining directors. A director so chosen to fill the vacancy would hold office until the next succeeding Annual Meeting. The Board of Directors, through its Nominating Committee, nominated Herbert A. Denton to fill the vacant position. Mr. Denton's nomination was approved by a majority vote of the remaining directors on May 11, 2001.

  Services to the Property and Casualty Insurance Industry:

     On February 14, 2001, the Company disclosed, among other things, its entry into the subrogation outsourcing market that serves property and casualty ("P&C") insurers. The Company is offering its services to the P&C market under the brand name "TransPaC Solutions". The Company currently provides subrogation outsourcing services to two P&C clients, aggregating $60 million of net premiums earned ("NPE") to date. The Company is in the process of establishing a full-time direct sales force of three individuals experienced in P&C sales and marketing. The Company's target market for its P&C subrogation services is P&C insurers that have a minimum of $50 million of NPE and that have reported below average subrogation recovery results. Based on available information, the Company believes that there are currently more than 50 P&C insurers that fit this description.

     The Company believes that the market for P&C subrogation outsourcing in the United States is substantial and that the potential savings from subrogation recoveries will vary depending upon the P&C line of business. The Company believes that total potential subrogation recoveries in the automobile insurance market exceed $6 billion per year. Based on its research and early experience with two customers, the Company believes that there is an opportunity to increase total subrogation recoveries across a wide spectrum of automobile insurers. The Company's initial marketing strategy is to offer its services to smaller, regionally oriented automobile insurers which generally lack the resources to maximize subrogation recoveries.

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

     The Company has assessed the competitive environment for P&C subrogation outsourcing, and believes that the competition is fragmented and characterized by claims adjusting companies that operate on a local or regional basis and law firms that specialize in low volume, but legally complex, subrogation claims. The Company has identified only one competitor that attempts to serve a national market. It believes that this competitor has enjoyed limited success because it is owned and controlled by a P&C insurer.

     As previously disclosed, the Company estimates that it will incur losses from TransPaC Solutions in 2001 of $0.04 to $0.05 per diluted share for the full year 2001, but also expects to be operating at break-even by the end of the year. The Company estimates that it will earn gross margins comparable to its healthcare recovery services in providing P & C subrogation recovery services. The Company cautions that the foregoing forecasts and estimates are not guarantees of future performance and that actual results of TransPaC Solutions will be dependent upon, among other things, future facts and circumstances, many of which are outside the control of management of the Company. See "Safe Harbor Compliance Statement on Forward Looking Statements" included as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and hereby incorporated herein by reference.

  Technology Development:

     During the three months ended March 31, 2001, the Company incurred expenses of approximately $134,000 for research and development costs to develop new products for the insurance industry. The Company expects to incur additional expenses of between $1.9 million and $2.4 million for research and development with respect to these products. In addition, in 2001, the Company expects to capitalize approximately $800,000 of costs in accordance with generally accepted accounting principles for the development of software for sale to unrelated parties.

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

     In light of these market conditions, the Company began the internal development of a web-enabled subrogation software application. The Company will sell these products as an application service provider ("ASP"), under the trade name "Troveris", both to the health insurance and benefits market and to the P&C market. The Company expects to complete and offer for sale a commercially available health insurance application during the second quarter of 2001 and a commercially available P&C application during the third quarter of 2001.

     The Troveris marketing strategy combines the opportunity for an internal subrogation department to gain operating efficiency through the functionality of state-of-the-art desktop software and to leverage its ability to produce recoveries through the purchase of unbundled components of the Company's traditional subrogation outsourcing services. The Troveris software application allows the Company to administer these customized relationships using the same proprietary processes as it uses for those customers who purchase turnkey subrogation outsourcing services. An additional benefit of the Troveris software application is that the Company believes that it will substantially reduce future expenses for maintaining software applications that it uses to provide turnkey outsourcing services.

     The Company anticipates that during the fourth quarter of 2001, it will begin migrating its own subrogation operations to the Troveris application. It expects that this transition will be completed in the second quarter of 2002. At that time, the Company expects to abandon its legacy subrogation system, thereby reducing its technology expense, net of the expense of maintaining the Troveris application, by at least $600,000 per year. The Troveris application will also enable the Company to expand its ability to manage its knowledge workers via telecommuting arrangements. While the Company believes it can achieve the foregoing transition and corresponding reduction of expenses in the outlined timeframe, future facts and circumstances could change these estimates. See "Safe Harbor Compliance Statement for Forward-Looking Statements" included as
Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and hereby incorporated herein by reference.

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

  Stock Repurchase Plan

     HCRI's Board approved a stock repurchase plan on March 12, 1999 under which the Company is authorized to repurchase, from time to time, up to $10 million of HCRI Common Stock in the open market, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $10 million of HCRI Common Stock or until it otherwise determines to terminate the stock repurchase plan. HCRI did not repurchase any shares of its own stock during the three months ended March 31, 2001. During 2000, HCRI repurchased 1,467,765 shares of its Common Stock at an average price of $3.86 per share. From inception of the program through March 31, 2001, the total number of repurchased shares is 1,467,765 at a cost of $7.0 million, or an average price of $3.97 per share. All of the reacquired shares of Common Stock through March 31, 2001 are reflected as treasury stock in the accompanying Condensed Balance Sheets (Unaudited).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     An element of market risk exists for the Company from changes in interest rates related to its amended Credit Facility, which matures April 30, 2002. The impact on earnings and value of any debt on the Company's balance sheets are subject to change as a result of movements in market rates and prices as the Credit Facility is subject to variable interest rates. However, the Company does not expect changes in interest rates to have a material effect on its financial position, results of operations or cash flows in 2001. As of March 31, 2001, the Company had $14.0 million outstanding under its Credit Facility, with an interest rate of 7.01%. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On March 15, 1994, a class action complaint ("Complaint") was filed against HCRI in the United States District Court for the Northern District of West Virginia, Michael L. DeGarmo, et al. v. Healthcare Recoveries, Inc. The plaintiffs assert that HCRI's subrogation recovery efforts on behalf of its clients violate a number of state and federal laws, including the Fair Debt Collection Practices Act and the Racketeering Influenced and Corrupt Organizations Act ("RICO"). The Complaint alleges that HCRI engaged in fraudulent or negligent practices on behalf of its clients by attempting to recover, via subrogation, amounts in excess of the actual amounts paid for those services and that HCRI pursued subrogation recoveries from individuals whose health insurance plans did not specifically provide for subrogation. HCRI responded to these allegations by maintaining that the subrogation rights of its clients provide for recovery of medical treatment at the "prevailing rates" or "reasonable value" of those services and that instances in which recoveries were made or sought against individuals without specific plan language occurred due to either mistaken referrals from clients or reliance on equitable or common law subrogation rights. On March 30, 1999, the court entered an order certifying a class of all members of one HCRI client health plan located in Wheeling, West Virginia (The Health Plan of the Upper Ohio Valley) who have been subject to subrogation and/or reimbursement collection practices by HCRI. Plaintiffs, on behalf of the class as certified, demand compensatory damages, punitive damages, and treble damages under RICO, costs and reasonable attorneys' fees.

     On February 5, 2001, the Company announced that the parties to the DeGarmo lawsuit had agreed in principal to settle for $3 million and certain non-monetary terms primarily affecting subrogation recovery activities of one HCRI client in West Virginia. On April 4, 2001, the parties jointly filed a motion to approve the proposed settlement and on April 5, 2001 the court entered an order preliminarily approving the settlement. A fairness hearing to determine if the court will give final approval is scheduled for June 11, 2001. The Company will fund the settlement with cash flow from operations and/or borrowings under its existing credit facility. The Company believes that the settlement agreement will not have an adverse effect on its subrogation recovery activities. The Company's primary reason for settling the DeGarmo litigation is its unusual facts, which are, to the Company's best knowledge, peculiar to this case. The Company does not believe that this proposed settlement will have an effect on its defense of any other lawsuits or on its current level of determination to defend vigorously those lawsuits.

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

     The original complaint in the Conte matter, filed in June 1999, asserted similar claims on behalf of a putative class of participants or beneficiaries of one client's health plans located in Florida, Alabama, and Georgia. In response to HCRI's motion to dismiss that complaint, the Plaintiffs filed the Amended Complaint on behalf of a putative national class. On November 5, 1999, HCRI filed a motion to dismiss the Amended Complaint. That motion, now fully briefed, remains pending. In May 2000, plaintiffs moved to certify the putative class and HCRI thereafter filed opposition papers. That motion has now also been fully briefed and remains pending.

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

     In late 1999, the Cajas plaintiff's counsel filed two lawsuits in Texas and South Carolina that raise issues similar to those in the Cajas lawsuit. On December 7, 1999, a class action complaint ("Complaint") was filed against HCRI and one HCRI client in the United States District Court for the Western District of Texas, San Antonio Division, Timothy Patrick Franks, on behalf of himself and similarly situated persons v. Prudential Health Care Plan, Inc. and Healthcare Recoveries, Inc. The Complaint asserted claims on behalf of members of ERISA governed health plans and alleged that HCRI's subrogation recovery efforts on behalf of its client Prudential violated a number of common law duties, as well as the terms of certain ERISA plan documents, RICO, the federal Fair Debt Collection Practices Act, the Texas Insurance Code and the Texas Business and Commerce Code. The Complaint alleged that HCRI, as the subrogation agent for Prudential, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount Prudential paid for medical goods and services. The Complaint further alleged that HCRI unlawfully pursued subrogation and reimbursement claims by (1) failing to pay pro rata attorney's fees to attorneys who represented purported class members with respect to tort claims underlying the subrogation and reimburse-ment claims; and (2) recovering subrogation and reimbursement claims from purported class members who have not been fully compensated for their injuries. Plaintiffs, on behalf of the purported class, demanded compensatory damages, punitive damages, and treble damages under RICO, costs and reasonable attorneys' fees. On January 18, 2000, the defendants filed a motion to dismiss the Complaint.

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

     On March 12, 2001, a Complaint ("Complaint") was filed against HCRI in the United States District Court for the Eastern District of Louisiana, in a putative class action brought by Kyle M. Hamilton. In that action, Hamilton v. Healthcare Recoveries, Inc., No. 01-650, plaintiff asserts that HCRI's subrogation recovery efforts on behalf of its clients violate certain Louisiana state laws, the federal Fair Debt Collection Practices Act and the Louisiana Unfair Trade Practices Act. The Complaint alleges that HCRI intentionally and negligently interfered with the plaintiff's and the putative class members' rights to settle certain personal injury claims. The Complaint further alleges that HCRI unlawfully pursued subrogation and reimbursement claims that plaintiff asserts are unenforceable because the clauses in HCRI's clients' coverage documents that create such recovery rights are rendered null and void by Louisiana statutes that generally prohibit coordination of benefits with individually underwritten insurance coverages. Plaintiff purports to represent a class consisting of all persons covered under group health policies that were issued or delivered in the State of Louisiana and who received any communication from HCRI attempting to enforce any clauses that allegedly were rendered null and void by Louisiana law. Plaintiff seeks on behalf of the purported class compensatory and statutory damages, interest, costs, attorneys' fees and such additional damages and relief as may be allowed by any applicable law. HCRI was served with the Complaint in mid-March 2001. On April 11, 2001, HCRI filed a motion to dismiss which remains pending before the court.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following list of Exhibits includes both exhibits submitted with this Form 10-Q as filed with the Commission and those incorporated by reference to other filings:

2.1   --   Asset Purchase Agreement, dated as of December 4, 1998, by and among the Registrant, MedCap Medical Cost Management,
           Inc. and Marcia Deutsch (incorporated by reference to
           Exhibit 2.1 of Registrant's Current Report on Form 8-K,
           filed December 11, 1998, File No. 0-22585).
2.2   --   Amendment to Asset Purchase Agreement, dated as of December
           8, 1999, by and among the Registrant, MedCap Medical Cost
           Management, Inc. and Marcia Deutsch (incorporated by
           reference to Exhibit 2.1 of Registrant's Current Report on
           Form 8-K, filed December 20, 1999, File No. 0-22585).
2.3   --   Asset Purchase Agreement, dated as of January 3, 1999, by
           and among the Registrant, Subro-Audit, Inc., O'Donnell
           Leasing Co., LLP, Kevin O'Donnell and Leah Lampone
           (incorporated by reference to Exhibit 2.1 of Registrant's
           Current Report on Form 8-K, filed January 11, 1999, File No.
           0-22585).
2.4   --   Amendment to Asset Purchase Agreement by and among the
           Registrant, Subro-Audit, Inc., O'Donnell Leasing Co., LLP,
           Kevin O'Donnell and Leah Lampone, dated as of January 25,
           1999 (incorporated by reference to Exhibit 2.2 of
           Registrant's Current Report on Form 8-K, filed February 3,
           1999, File No. 0-22585).
3.1   --   Amended and Restated Certificate of Incorporation of the
           Registrant (incorporated by reference to Exhibit 3.1 of
           Registrant's Amendment No. 2 to Registration Statement on
           Form S-1, File No. 333-23287).
3.2   --   Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's Annual Report on
           Form 10-K for the fiscal year ended December 31, 2000).
4.1   --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant's Amendment No. 1 to
           Registration Statement on Form S-1, File No. 333-23287).
4.2   --   Rights Agreement, dated February 12, 1999, between the
           Registrant and National City Bank , as Rights Agent, which includes as Exhibit A the Form of Certificate of
           Designations of the Preferred Stock, as Exhibit B the Form
           of Right Certificate and as Exhibit C the Summary of Rights
           to Purchase Preferred Stock (incorporated by reference to
           Exhibit 4.1 of Registrant's Form 8-A, filed February 16,
           1999, File No. 0-22585).
99.1  --   Healthcare Recoveries, Inc. Private Securities Litigation
           Reform Act of 1995 Safe Harbor Compliance Statement for
           Forward-Looking Statements (incorporated by reference to
           Exhibit 99.1 of Registrant's Annual Report on Form 10-K for
           the fiscal year ended December 31, 2000).

     (b) Reports on Form 8-K

                                                   FINANCIAL
                                                   STATEMENTS
ITEM REPORTED                                        FILED       DATE OF REPORT       FILE DATE
-------------                                      ----------   ----------------   ----------------
Item 5 -- Announcement regarding Proposed              No       February 2, 2001   February 7, 2001
  Settlement of DeGarmo Litigation...............

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEALTHCARE RECOVERIES, INC.

Date: May 15, 2001                                            /s/ PATRICK B. MCGINNIS
                                              --------------------------------------------------------
                                                                Patrick B. McGinnis
                                                              Chairman, President and
                                                              Chief Executive Officer

Date: May 15, 2001                                             /s/ DOUGLAS R. SHARPS
                                              --------------------------------------------------------
                                                                 Douglas R. Sharps
                                                            Executive Vice President and
                                                              Chief Executive Officer
                                                              Principal Financial and
                                                                 Accounting Officer