Form 10-Q
period 2001-06-30
HEALTHCARE RECOVERIES INC
filed 2001-08-14
CIK 858629

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 14, 2001

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

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of August 14, 2001, 9,808,893 shares of the Registrant's Common Stock, $0.001 par value were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HEALTHCARE RECOVERIES, INC.

                                   FORM 10-Q
                                 JUNE 30, 2001

                                     INDEX

                                                                          PAGE
                                                                          ----
                        PART I: FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
            Condensed Balance Sheets as of June 30, 2001 and December
            31, 2000....................................................    1
            Condensed Statements of Income for the three and six months
            ended June 30, 2001 and 2000................................    2
            Condensed Statements of Cash Flows for the six months ended
            June 30, 2001 and 2000......................................    3
            Notes to Condensed Financial Statements.....................    4
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    8
Item 3.     Quantitative and Qualitative Disclosures About Market
            Risk........................................................   17
                          PART II: OTHER INFORMATION
Item 1.     Legal Proceedings...........................................   18
Item 4.     Submission of Matters to a Vote of Security Holders.........   23
Item 6.     Exhibits and Reports on Form 8-K............................   24
Signatures  ............................................................   25

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          HEALTHCARE RECOVERIES, INC.

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,953     $  1,297
  Restricted cash...........................................    15,752       21,647
  Accounts receivable, less allowance for doubtful accounts
    of $437 in 2001 and $434 in 2000........................     9,184        7,660
  Other current assets......................................     1,854        2,153
                                                              --------     --------
         Total current assets...............................    29,743       32,757
                                                              --------     --------
Property and equipment, at cost:
  Buildings and land........................................     4,001        4,001
  Furniture and fixtures....................................     3,243        3,230
  Office equipment..........................................     2,007        1,992
  Computer equipment........................................     9,501        9,039
  Software..................................................     6,007        4,844
  Leasehold improvements....................................     1,361        1,308
                                                              --------     --------
                                                                26,120       24,414
  Accumulated depreciation and amortization.................   (15,695)     (13,781)
                                                              --------     --------
         Property and equipment, net........................    10,425       10,633
                                                              --------     --------
Cost in excess of net assets acquired, net..................    29,953       29,143
Identifiable intangibles, net...............................     4,653        4,934
Other assets................................................     2,375        1,978
                                                              --------     --------
         Total assets.......................................  $ 77,149     $ 79,445
                                                              ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $  1,192     $  1,231
  Accrued expenses..........................................     9,063        9,906
  Funds due clients.........................................    11,489       12,437
  Short-term borrowings expected to be refinanced...........    10,500           --
  Income taxes payable......................................     1,904        1,385
                                                              --------     --------
         Total current liabilities..........................    34,148       24,959
Other liabilities...........................................     2,372        2,324
Long-term borrowings........................................        --       14,000
                                                              --------     --------
         Total liabilities..................................    36,520       41,283
                                                              --------     --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value per share; 2,000 shares
    authorized; no shares issued or outstanding.............        --           --
  Common stock, $.001 par value per share; 20,000 shares
    authorized; 9,790 and 9,771 shares issued and
    outstanding as of June 30, 2001 and December 31, 2000,
    respectively............................................        12           12
  Capital in excess of par value............................    22,690       22,637
  Other.....................................................      (942)        (912)
  Treasury stock at cost; 1,773 shares at June 30, 2001 and
    December 31, 2000.......................................    (7,037)      (7,037)
  Retained earnings.........................................    25,906       23,462
                                                              --------     --------
         Total stockholders' equity.........................    40,629       38,162
                                                              --------     --------
         Total liabilities and stockholders' equity.........  $ 77,149     $ 79,445
                                                              ========     ========

     The accompanying notes are an integral part of the condensed financial statements.

                          HEALTHCARE RECOVERIES, INC.

                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                            -------------------   -----------------
                                                              2001       2000      2001      2000
                                                            --------   --------   -------   -------
Claims revenues...........................................  $15,757    $15,950    $32,012   $32,515
Cost of services..........................................    7,705      7,644     15,443    16,108
                                                            -------    -------    -------   -------
          Gross profit....................................    8,052      8,306     16,569    16,407
Support expenses..........................................    4,459      4,414      8,955     8,955
Depreciation and amortization.............................    1,627      1,604      3,212     3,140
Research and development..................................      157         --        291        --
                                                            -------    -------    -------   -------
          Operating income................................    1,809      2,288      4,111     4,312
Interest income...........................................      266        308        616       547
Interest expense..........................................      247        387        550       629
Other -- Special Committee expenses.......................       --         --         --        90
                                                            -------    -------    -------   -------
          Income before income taxes......................    1,828      2,209      4,177     4,140
Provision for income taxes................................      759        917      1,733     1,718
                                                            -------    -------    -------   -------
          Net income......................................  $ 1,069    $ 1,292    $ 2,444   $ 2,422
                                                            =======    =======    =======   =======
Earnings per common share (basic and diluted).............  $  0.11    $  0.12    $  0.25   $  0.22
                                                            =======    =======    =======   =======

     The accompanying notes are an integral part of the condensed financial statements.

                          HEALTHCARE RECOVERIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
Cash flows from operating activities:
  Net income................................................  $2,444    $2,422
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................   3,212     3,140
     Deferred income taxes..................................      (1)       (2)
     Other..................................................       6         3
     Changes in operating assets and liabilities:
       Restricted cash......................................     836        85
       Accounts receivable..................................  (1,524)     (910)
       Other current assets.................................     285       951
       Other assets.........................................    (560)     (362)
       Trade accounts payable...............................     (39)   (1,165)
       Accrued expenses.....................................      45      (719)
       Funds due clients....................................    (948)     (287)
       Income taxes payable.................................     519      (243)
       Other liabilities....................................      48        71
                                                              ------    ------
          Net cash provided by operating activities.........   4,323     2,984
                                                              ------    ------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   2,522    (3,881)
  Disposals of property and equipment.......................      --     1,409
  Purchases of property and equipment.......................    (694)   (1,491)
  Capitalization of internally developed software...........  (1,012)     (588)
                                                              ------    ------
          Net cash provided by (used in) investing
           activities.......................................     816    (4,551)
                                                              ------    ------
Cash flows from financing activities:
  Line of credit proceeds...................................      --     8,800
  Line of credit repayments.................................  (3,500)   (3,800)
  Repurchase of common stock................................      --    (1,633)
  Issuance of common stock..................................      47        51
  Other.....................................................     (30)     (514)
                                                              ------    ------
          Net cash (used in) provided by financing
           activities.......................................  (3,483)    2,904
                                                              ------    ------
Net increase in cash and cash equivalents...................   1,656     1,337
Cash and cash equivalents, beginning of period..............   1,297     1,670
                                                              ------    ------
Cash and cash equivalents, end of period....................  $2,953    $3,007
                                                              ======    ======

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

     The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair presentation of interim results. All such adjustments are of a normal and recurring nature. Certain financial statement amounts have been reclassified in the prior period to conform to the current period presentation.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations", which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of FAS 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company will apply the provisions of FAS 141 to any future business combinations.

     In addition, the FASB issued Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets", which establishes the accounting for goodwill and other intangible assets following their recognition. FAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. FAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, FAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS 142 is effective for the Company beginning on January 1, 2002. Upon adoption, the Company will be required to perform a transitional impairment test under FAS 142 for all goodwill recorded as of January 1, 2002. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. The impact of the adoption of FAS 142 on the Company's results of operations for all periods beginning on or after January 1, 2002 will be to eliminate amortization of goodwill.

                          HEALTHCARE RECOVERIES, INC.

Management of the Company has not performed a transitional impairment test under FAS 142 and accordingly cannot estimate the impact of the adoption of FAS 142 as of January 1, 2002.

3. CONTINGENCIES

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

4. CREDIT FACILITY

     On May 15, 2000, the Company entered into a third amendment (the "Amendment") to its February 1, 1998 revolving credit facility with National City Bank of Kentucky and the lenders named therein (the "Credit Facility"). The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. Under the Amendment, the maturity date was extended to April 30, 2002 from January 31, 2001, the maximum borrowing capacity decreased to $40 million from $50 million, and certain other financial terms and covenants were amended. Principal amounts outstanding under the Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus the pre-determined fixed margin. At June 30, 2001, the interest rate was 5.85%. The Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. The Credit Facility was amended in June 2000, to increase the amount of other debt that the Company is permitted to maintain outstanding under another of the Credit Facility's financial covenants. As of June 30, 2001, $10.5 million was outstanding under the Credit Facility.

     The Company is currently in the process of renewing the Credit Facility with a maximum borrowing capacity of $40 million. The renewal is expected to be completed in September 2001. Under the proposed terms, the new Credit Facility is expected to expire three years from the date of the agreement. Based on the expected renewal of the Credit Facility, the balance of the existing Credit Facility at June 30, 2001 of $10.5 million has been classified as short-term borrowings expected to be refinanced on the balance sheet.

5. STOCK REPURCHASE PLAN

     HCRI's Board approved a stock repurchase plan on March 12, 1999 under which the Company is authorized to repurchase, from time to time, up to $10 million of HCRI Common Stock in the open market, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $10 million of HCRI Common Stock or until it otherwise determines to terminate the stock repurchase plan. HCRI did not repurchase any shares of its own stock during the six months ended June 30, 2001. During 2000, HCRI repurchased 1,467,765 shares of its Common Stock at an average price of $3.86 per share. From inception of the program through June 30, 2001, the total number of shares repurchased was 1,772,765 at a cost of $7.0 million, or an average cost of $3.97 per share. All of the reacquired shares of Common Stock through June 30, 2001 are reflected as treasury stock on the accompanying Condensed Balance Sheets (Unaudited).

                          HEALTHCARE RECOVERIES, INC.

6. RELATED PARTY TRANSACTIONS

     On February 12, 1999, the Board of Directors approved a loan in the amount of $350,000 to Patrick B. McGinnis, the Chairman and Chief Executive Officer of the Company, in exchange for a full recourse promissory note in the same amount from Mr. McGinnis. On June 30, 2000, at the direction of the Board of Directors and in accordance with terms authorized by it, the Company loaned Mr. McGinnis an additional $500,000. Under these terms, the $500,000 loan to Mr. McGinnis was combined with his existing debt to the Company of $350,000 of principal and $36,520 of accrued interest. Mr. McGinnis delivered to the Company his full recourse promissory note in the amount of $886,520, bearing interest at a fixed rate of 6.62% per annum, compounded annually (the "Amended Promissory Note"), and the Company cancelled the old promissory note evidencing the prior debt. The Amended Promissory Note provides for mandatory prepayments from certain of the proceeds received by Mr. McGinnis from his sale of the Company's securities and any related transactions. At June 30, 2001, the promissory note of $886,520 and accrued interest of $55,749 were outstanding. The proceeds of these loans were to enable Mr. McGinnis to repay debts originally incurred by him to pay income taxes related to the ordinary income deemed to have been received by him on account of Common Stock granted to him in connection with the initial public offering of the Company's stock in May 1997, as well as to enable him to purchase additional stock in the initial public offering.

     On June 30, 2000, pursuant to Board authorization and in accordance with the terms of the Amended Promissory Note, the Company and Mr. McGinnis entered into a deferred compensation agreement (the "Agreement"). Under the Agreement, 50% of the amount otherwise payable to Mr. McGinnis under the Company's Management Group Incentive Compensation Plan is to be deferred until the Amended Promissory Note is paid in full, with such deferred compensation then being paid in full to Mr. McGinnis within 30 days thereafter. The Company has full right of set-off against any deferred compensation under the Agreement should Mr. McGinnis default under the Amended Promissory Note. At the election of Mr. McGinnis, the payment of the deferred compensation, upon payment of the Amended Promissory Note, may be extended for a period of not more than ten years. At June 30, 2001, the amount of deferred compensation was $52,648, with accrued interest of $1,022.

7. EARNINGS PER COMMON SHARE

     Reconciliations of the average number of common shares outstanding used in the calculation of earnings per common share and earnings per common share assuming dilution are as follows (dollars and shares in thousands, except per share results):

                                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                                         JUNE 30,            JUNE 30,
                                                    ------------------   ----------------
                                                     2001       2000      2001     2000
                                                    -------   --------   ------   -------
Weighted average number of common shares
  outstanding.....................................   9,789     10,956     9,789    11,090
Add: Dilutive stock options.......................     170         34       137        40
                                                    ------    -------    ------   -------
Number of common shares outstanding (diluted).....   9,959     10,990     9,926    11,130
                                                    ======    =======    ======   =======
Net earnings for earnings per common share (basic
  and diluted)....................................  $1,069    $ 1,292    $2,444   $ 2,422
                                                    ======    =======    ======   =======
Earnings per common share:
  Basic...........................................  $ 0.11    $  0.12    $ 0.25   $  0.22
                                                    ======    =======    ======   =======
  Diluted.........................................  $ 0.11    $  0.12    $ 0.25   $  0.22
                                                    ======    =======    ======   =======

     Basic earnings per common share were computed based on the weighted-average number of shares outstanding during the period. The dilutive effect of stock options was calculated using the treasury stock

                          HEALTHCARE RECOVERIES, INC.

method. Options to purchase 1,355,158 and 1,411,533 shares for the three and six month periods ended June 30, 2001, respectively, and 1,542,975 and 1,480,525 shares for the comparable periods in 2000, respectively, were not included in the computation of diluted earnings per common share because the exercise prices of these options were greater than the average market price of the common shares during the respective periods.

8. ACQUISITIONS

     On January 25, 1999, HCRI acquired the assets and certain liabilities of Subro-Audit, Inc., a Wisconsin corporation ("SAI"), and a related entity, O'Donnell Leasing Co., LLP, a Wisconsin limited liability partnership ("ODL" and, together with SAI, "Subro Audit"), for approximately $24.4 million (the "Subro Audit Acquisition"), using available unrestricted cash. HCRI paid an additional $5.3 million pursuant to an earn-out arrangement. The final amount of $2.5 million was paid on June 7, 2001, and $2.8 million was paid on May 18, 2000. Approximately $4.7 million was held in escrow for the potential earn-out and was included in restricted cash at December 31, 2000. SAI is based in Wisconsin and provides subrogation recovery services with respect to an installed base of lives, which are covered by insurers, HMOs and employer-funded plans, throughout the United States of America. The Subro Audit Acquisition was accounted for using the purchase method of accounting.

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

9. SALE OF BUILDING

     On June 29, 2001, the Company signed a letter of intent to sell its building in New Berlin, WI to a Milwaukee real estate investment company. HCRI acquired the building on January 25, 1999 in the Subro Audit Acquisition. The Company is considering the offer. If the offer is accepted, the Company would report a loss from the sale of the building. However, the agreement is subject to numerous contingencies, the outcome of which will determine the ultimate sales price, and therefore it is not possible to estimate the final sales price or range of expected loss at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF COMPANY

     HCRI is a leading independent provider of outsourcing of insurance subrogation and certain other medical claims recovery and cost containment services to the private healthcare payor industry. It's primary business is medical claims recovery and its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are known generally as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance. The Company's other medical claims recovery services include provider bill auditing, contract compliance review and cost management consulting, coordination of benefits and overpayments recovery services. HCRI offers its services on a nationwide basis to health maintenance organizations, indemnity health insurers, self-funded employee health plans and companies that provide claims administration services to self-funded plans (referred to as "third-party administrators"). The Company had 51.1 million lives under contract from its clientele at June 30, 2001.

ACQUISITIONS

     On January 25, 1999, HCRI acquired the assets and certain liabilities of Subro-Audit (which consisted of SAI and ODL), for approximately $24.4 million, using available unrestricted cash. HCRI paid an additional $5.3 million pursuant to an earn-out arrangement. The final amount of $2.5 million was paid on June 7, 2001, and $2.8 million was paid on May 18, 2000. Approximately $4.7 million was held in escrow for the potential earn-out and was included in restricted cash at December 31, 2000. SAI is based in Wisconsin and provides subrogation recovery services with respect to an installed base of lives, which are covered by insurers, HMOs and employer-funded plans, throughout the United States of America. The Subro Audit Acquisition was accounted for using the purchase method of accounting.

     On February 15, 1999, HCRI acquired the assets and certain liabilities of MedCap for approximately $10 million, using available unrestricted cash and borrowed funds. The Company paid approximately $4.5 million on February 15, 2000 pursuant to an amendment to the original earn-out agreement. Pursuant to the same amendment, through January 15, 2001, the Company was obligated to pay up to 50% of the fees collected in relation to certain negotiated contracts, less associated expenses, as an additional amount. The final amount, which was paid in 2000, in relation to the fees collected on those contracts was approximately $292,000. MedCap provides a variety of medical cost management services to health insurers and HMOs, primarily in California. These services include provider bill auditing, contract compliance review, identification of certain other payments, and cost management consulting services. The MedCap Acquisition was accounted for using the purchase method of accounting.

OVERVIEW OF OPERATIONS

     For a typical new healthcare subrogation or other medical claims recovery client, it takes up to six months from the contract signing (when the lives are "sold") to complete the construction of electronic data interfaces necessary for the Company to begin providing service. At this point, the client is considered "installed." During the installation period, the Company must also hire and train quality staff necessary to provide contractual services. After installation, HCRI receives files and data from the client from which it creates an inventory of backlog.

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

RESULTS OF OPERATIONS

     The following tables present certain key operating indicators and results of operations data for the Company for the periods indicated:

                          KEY OPERATING INDICATORS(1)
              (IN MILLIONS, EXCEPT FOR PERCENTAGES AND EMPLOYEES)

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                  JUNE 30,
                                         ---------------------     ---------------------
                                           2001         2000         2001         2000
                                         --------     --------     --------     --------
Cumulative lives sold, beginning of
  period...............................      50.8         54.7         52.5         55.6
Lives from existing client loss, net...      (2.7)        (1.6)        (5.5)(2)     (2.8)(2)
Lives added from new contracts with
  existing clients.....................        .6           --          1.0           --
Lives added from contracts with new
  clients..............................       2.4          0.5          3.1          0.8
                                         --------     --------     --------     --------
Cumulative lives sold, end of period...      51.1         53.6         51.1         53.6
                                         ========     ========     ========     ========
Lives installed, end of period.........      47.5         50.8         47.5         50.8
Backlog(3).............................  $1,298.2     $1,148.3     $1,298.2     $1,148.3
Claims recoveries......................  $   59.1     $   59.1     $  119.6     $  120.7
Throughput(4)..........................       4.7%         5.1%         9.6%        10.8%
Effective fee rate.....................      26.6%        27.0%        26.7%        26.9%
Claims revenues........................  $   15.7     $   16.0     $   31.9     $   32.5
Employees
  Direct operations....................       531          549          531          549
  Support..............................       139          157          139          157
                                         --------     --------     --------     --------
          Total employees..............       670          706          670          706
                                         ========     ========     ========     ========

---------------

(1) Excludes the operational results of TransPaC Solutions and Troveris, except number of employees. See "Recent Developments -- Services to the Property and Casualty Insurance Industry" and "-- Technology Development".
(2) The June 30, 2001 and 2000 decreases include approximately 1.7 million and
    1.9 million lives, respectively associated with clients that were acquired by non-clients.

(3) Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of its clients at a given point in time.
(4) Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

                STATEMENTS OF INCOME AS A PERCENTAGE OF REVENUES

                                                            THREE MONTHS     SIX MONTHS
                                                                ENDED           ENDED
                                                              JUNE 30,        JUNE 30,
                                                            -------------   -------------
                                                            2001    2000    2001    2000
                                                            -----   -----   -----   -----
Claims revenues...........................................  100.0%  100.0%  100.0%  100.0%
Cost of services..........................................   48.9    47.9    48.2    49.5
Support expenses..........................................   28.3    27.7    28.0    27.5
Depreciation and amortization.............................   10.3    10.1    10.0     9.7
Research and development..................................    1.0      --     0.9      --
Operating income..........................................   11.5    14.3    12.8    13.3
Other -- Special Committee................................     --      --      --     0.3
Income before income taxes................................   11.6    13.8    13.0    12.7
Net income................................................    6.8     8.1     7.6     7.4

  Three and six months ended June 30, 2001 compared to three and six months ended June 30, 2000

     Claims Revenues. Total claims revenues for the quarter ended June 30, 2001 decreased 1.2% to $15.8 million from $16.0 million in the same quarter of 2000, and for the six month period ended June 30, 2001 decreased 1.5% to $32.0 million as compared with $32.5 million in the same period of 2000. Claims recoveries for the quarter ended June 30, 2001 remained consistent with the same quarter of 2000 at $59.1 million and for the six months ended June 30, 2001 decreased 0.9% to $119.6 million as compared to $120.7 million in the same period of 2000.

     The effective fee rate for the quarter ended June 30, 2001 decreased to 26.6% from 27.0% in the same quarter of 2000 and decreased to 26.7% for the six month period ended June 30, 2001 as compared with 26.9% in the same period of 2000. The effective fee rate for both the quarter and six month period decreased primarily because of the recovery mix, with relatively more recoveries coming from clients with lower effective fee rates than in the prior year periods.

     Backlog increased from June 30, 2000 by $149.9 million, or 13.1%, to $1,298.2 million at June 30, 2001 despite a 3.3 million decrease in the number of lives installed. The growth in the backlog is primarily from provider bill audit services. Subrogation backlog decreased slightly compared to the prior year period, which is consistent with the decrease in installed lives.

     The Company had a throughput rate of approximately 4.7% and 5.1% of average backlog during the second quarter of 2001 and 2000, respectively. The decrease in throughput from the quarter ended June 30, 2000 is primarily due to the fact that average provider bill audit and overpayments backlog during the 2001 quarter increased 112.2% from the comparable quarter of 2000 while recoveries increased only 2%. The decrease in throughput just described was partially offset by an increase in subrogation throughput due to a slight decrease in subrogation backlog as recoveries remained relatively flat for the quarter ended June 30, 2001, compared to the prior year quarter. Throughput for the six month period ended June 30, 2001 also decreased from 10.8% for the comparable period of 2000 to 9.6%, for the same reasons described above. Lives installed decreased
3.3 million from 50.8 million at June 30, 2000 to 47.5 million at June 30, 2001 because of the lives lost relating to clients being acquired by non-clients.

     Cost of Services. Cost of services increased 0.8% for the quarter ended June 30, 2001 to $7.7 million, from $7.6 million for the comparable period in 2000 and was $15.4 million for the six months ended June 30, 2001, a decrease of 4.1% from $16.1 million for the same period in 2000. As a percentage of claims revenues, cost of services increased to 48.9% for the quarter ended June 30, 2001 compared to 47.9% for the prior year quarter, primarily due to the decrease in revenue described above. For the six months ended June 30, 2001 cost of services as a percentage of claims revenues decreased to 48.2% from 49.5% in 2000. The decrease in cost of services as a percentage of claims revenues for the comparable six month periods resulted from certain productivity enhancements instituted in early 2000.

     Support Expenses. Support expenses increased 1.0% to $4.5 million for the quarter ended June 30, 2001 from $4.4 million for the comparable quarter in 2000 and were $9.0 million for both of the six month periods ended June 30, 2001 and 2000. Support expenses increased as a percentage of claims revenues from 27.5% for the six month period ended June 30, 2000 to 28.0% for the same period in 2001. The increase in support expenses as a percentage of claims revenues resulted from the decrease in revenues described above, an increase in sales and marketing expenses related to the Company's business development activities, and an increase in incentive compensation expense attributable to the improvement in subrogation results compared to the prior year. See "Recent
Developments -- Services to the Property and Casualty Insurance Industry" and "-- Technology Development". Support expenses typically do not vary in proportion to revenues.

     Depreciation and Amortization. Depreciation and amortization expense increased 1.4% to $1.63 million for the quarter ended June 30, 2001 from $1.60 million for the same period in 2000, and increased 2.3% to $3.2 million for the six months ended June 30, 2001 from $3.1 million for the comparable period in 2000. The increases were primarily in amortization expense and were attributable to the addition of intangible assets from the earn-out arrangements related to the Acquisitions.

     Research and Development. The Company incurred $157,000 and $291,000 for the quarter and six month period ended June 30, 2001, respectively, related to research and development activities in connection with the creation of new products for the insurance industry. See "Recent Developments -- Technology Development".

     Interest Income. Interest income decreased 13.6%, or $42,000, for the quarter ended June 30, 2001 as compared to the same quarter in 2000. The decrease is due to the payment of an earn-out relating to the SAI Acquisition which occurred during the quarter ended June 30, 2001, reducing the restricted cash balance, and lower interest rates. For the six month period ended June 30, 2001, interest income increased $69,000, or 12.6%, as the average cash and cash equivalents and the average restricted cash balance was higher in the quarter ended March 31, 2001 than in the quarter ended March 31, 2000.

     Interest Expense. Interest expense totaled approximately $247,000 and $387,000 for the quarters ended June 30, 2001 and 2000, respectively, and approximately $550,000 and $629,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease in interest expense for the quarter and six months ended June 30, 2001, as compared with the respective periods in 2000, is due to a decrease in borrowed funds and lower applicable interest rates during 2001.

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

     Tax. Provision for income taxes was approximately 41.5% of pre-tax income for the three and six months ended June 30, 2001 and 2000. The effective tax rate exceeded the Federal statutory tax rate as a consequence of state and local taxes and non-deductible expenses.

     Net Income. Net income for the quarter ended June 30, 2001 decreased $0.2 million, or 17.3%, to $1.1 million or $0.11 per diluted common share, from $1.3 million or $0.12 per diluted common share for the comparable period in 2000, and for the six months ended June 30, 2001 increased $0.02 million, or 0.9%, to $2.44 million, or $0.25 per diluted common share, from $2.42 million, or $0.22 per diluted common share for the comparable period in 2000. The primary factors offsetting the decrease in claims revenue for the six months ended June 30, 2001 were the increase in interest income and the decrease in interest expense which resulted in an increase in net income. The diluted earnings per share increased for the six months ended

June 30, 2001 as compared to the same period in 2000 as a result of the decrease in the number of common shares outstanding as a result of the stock repurchase plan. (See Note 4 -- Stock Repurchase Plan.)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's statements of cash flows for the six months ended June 30, 2001 and 2000 are summarized below (in thousands):

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Net cash provided by operating activities...................  $ 4,323   $ 2,984
Net cash provided by (used in) investing activities.........      816    (4,551)
Net cash (used in) provided by financing activities.........   (3,483)    2,904
                                                              -------   -------
Net increase in cash and cash equivalents...................  $ 1,656   $ 1,337
                                                              =======   =======

     The Company had negative working capital of $4.4 million at June 30, 2001, including cash and cash equivalents of $3.0 million, compared with working capital of $7.8 million at December 31, 2000. The primary reason for the decrease was the reclassification of the long-term borrowings that become due within one year to short-term obligations expected to be refinanced. (See Item
1. Financial Statements (Unaudited) -- Note 4. Credit Facility). In addition, restricted cash decreased $4.7 million related to the payment of the Subro-Audit Acquisition earn-out. HCRI's portion of the restricted cash was $2.5 million, which was used to pay down long-term borrowings.

     Net cash provided by operating activities was $4.3 million, an increase of $1.3 million for the six months ended June 30, 2001, compared to the same period in 2000, primarily as a result of the timing of recurring cash receipts and disbursements related to accounts receivable, accounts payable and accrued expenses.

     Net cash provided by investing activities includes the $2.5 million released back to the Company from restricted cash related to the Subro-Audit Acquisition earn-out as discussed above. Purchases of property and equipment for the six months ended June 30, 2001 were approximately $1.7 million, including the capitalization of $1.0 million of internally developed software. Excluding any future acquisitions, the Company anticipates capital expenditures for the year to be approximately $3.5 million. (See Note 8 -- Sale of Building.)

     Net cash used in financing activities for the six months ended June 30, 2001 reflects $3.5 million in cash payments with respect to the Company's credit facility.

     On May 15, 2000, the Company entered into a third amendment to its February 1, 1998 revolving credit facility with National City Bank of Kentucky and the lenders named therein (the "Credit Facility"). The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. Under the Amendment, the maturity date was extended to April 30, 2002 from January 31, 2001, the maximum borrowing capacity decreased to $40 million from $50 million, and certain other financial terms and covenants were amended. Principal amounts outstanding under the Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus the pre-determined fixed margin. At June 30, 2001, the interest rate was 5.85%. The Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. The Credit Facility was amended in June 2000, to increase the amount of other debt that the Company is permitted to maintain outstanding under another of the Credit Facility's financial covenants. As of June 30, 2001, $10.5 million was outstanding under the Credit Facility.

     The Company is currently in the process of renewing the Credit Facility with a maximum borrowing capacity of $40 million. The renewal is expected to be completed in September 2001. Under the proposed terms, the new Credit Facility is expected to expire three years from the date of the agreement. Based on the expected renewal of the Credit Facility, the balance of the existing Credit Facility at June 30, 2001 of $10.5 million has been classified as short-term borrowings expected to be refinanced on the balance sheet.

     At June 30, 2001 and December 31, 2000, the Company reported on its balance sheets, as a current asset, restricted cash of $15.8 million and $21.6 million, respectively. Restricted cash at June 30, 2001 and December 31, 2000 represented claims recoveries effected by HCRI for its clients. At December 31, 2000, it also included an escrowed amount of $4.7 million for the potential earn-out in connection with the Subro-Audit Acquisition. At June 30, 2001 and December 31, 2000, HCRI reported on its balance sheets, as a current liability, funds due clients of $11.5 million and $12.4 million, respectively, representing claims recoveries to be distributed to clients, net of the fee earned on such recoveries.

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

CONCENTRATION OF CLIENTS

     The Company provides services to healthcare plans that as of June 30, 2001 covered approximately 51.1 million lives. HCRI's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations. HCRI's largest client is UnitedHealth Group. For the six month periods ended June 30, 2001 and 2000, UnitedHealth Group generated 27% and 23% of HCRI's revenues, respectively. The loss of this account could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     HCRI performs its services on a reasonable efforts basis and does not obligate itself to deliver any specific result. Contracts with its customers are generally terminable on 60 to 180 days' notice by either party, although in a few cases the contracts extend over a period of years. HCRI's contracts generally provide that in the event of termination, HCRI is entitled to complete the recovery process on the existing backlog or to receive a cash payment designed to approximate the gross margin that would otherwise have been earned from the recovery on the backlog of the terminating client. On June 30, 2001, HCRI had backlog of $1,298.2 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations", which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of FAS 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company will apply the provisions of FAS 141 to any future business combinations.

     In addition, the FASB issued Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets", which establishes the accounting for goodwill and other intangible assets following their recognition. FAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. FAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, FAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS 142 is effective for the Company beginning on January 1, 2002. Upon adoption, the Company will be required to perform a transitional impairment test under FAS 142 for all goodwill recorded as of January 1, 2002. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. The impact of the adoption of FAS 142 on the Company's results of operations for all periods beginning on or after January 1, 2002 will be to eliminate amortization of goodwill. Management of the Company has not performed a transitional impairment test under FAS 142 and accordingly cannot estimate the impact of the adoption of FAS 142 as of January 1, 2002.

RECENT DEVELOPMENTS

  Appointment of Directors

     On August 3, 2001, the Board of Directors, through its Nominating Committee, nominated Lauren N. Patch to the Board of Directors to fill a newly created directorship. Mr. Patch's nomination was approved by the Board of Directors on August 3, 2001, as permitted under the Company's Certificate of Incorporation and Bylaws. Mr. Patch will hold office until the next succeeding Annual Meeting, at which time his directorship will be subject to a vote of the Company's stockholders.

     Effective October 31, 2000, Elaine J. Robinson resigned as a director of the Company. Under the Company's Certificate of Incorporation and Bylaws, a vacancy on the Board of Directors created by a resignation may be filled by a majority vote of the remaining directors. A director so chosen to fill the vacancy would hold office until the next succeeding Annual Meeting. The Board of Directors, through its Nominating Committee, nominated Herbert A. Denton to fill the vacant position. Mr. Denton's nomination was approved by the remaining directors on May 11, 2001.

  Sale of Building

     On June 29, 2001, the Company signed a letter of intent to sell its building in New Berlin, WI to a Milwaukee real estate investment company. HCRI acquired the building on January 25, 1999 in the Subro Audit Acquisition. The Company is considering the offer. If the offer is accepted, the Company would report a loss from the sale of the building. However, the agreement is subject to numerous contingencies, the outcome of which will determine the ultimate sales price, and therefore it is not possible to estimate the final sales price or range of expected loss at this time.

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

     The Company believes that the market for P&C subrogation outsourcing in the United States is substantial and that the potential savings from subrogation recoveries will vary depending upon the P&C line of business. The Company believes that total potential subrogation recoveries in the automobile insurance market exceed $6 billion per year. Based on its research and early experience with two clients, the Company believes that there is an opportunity to increase total subrogation recoveries across a wide spectrum of automobile insurers. The Company's initial marketing strategy is to offer its services to smaller, regionally oriented automobile insurers which generally lack the resources to maximize subrogation recoveries.

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

     The Company previously disclosed that it expected to incur losses from TransPaC Solutions in 2001 of $0.04 to $0.05 per diluted share for the full year 2001, and that it expected to be operating at break-even by the end of the year. The Company now estimates that it will incur losses of $0.05 to $0.07 per diluted share for 2001 and that break-even operations will not be achieved until 2002. The Company estimates that it will earn gross margins comparable to its healthcare recovery services in providing P & C subrogation recovery services. The Company cautions that the foregoing forecasts and estimates are not guarantees of future performance and that actual results of TransPaC Solutions will be dependent upon, among other things, future facts and circumstances, many of which are outside the control of management of the Company. See "Safe Harbor Compliance Statement on Forward Looking Statements" included as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and hereby incorporated herein by reference.

  Technology Development:

     During the six months ended June 30, 2001, the Company incurred expenses of approximately $291,000 for research and development costs to develop new products for the insurance industry. The Company expects to incur additional expenses of between $1.7 million and $2.2 million for research and development with respect to these products over the next twelve months. In addition, as of June 30, 2001, the Company has capitalized approximately $650,000 of costs in accordance with accounting principles generally accepted in the United States of America for the development of software for sale to unrelated parties. The Company expects to capitalize additional costs of approximately $600,000 for such development over the next twelve months.

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

     In light of these market conditions, the Company began the internal development of a web-enabled subrogation software application. The Company will sell these products as an application service provider ("ASP"), under the trade name "Troveris", both to the health insurance and benefits market and to the P&C market. During the second quarter of 2001, the Company completed and is offering for sale a health insurance application. During the third quarter of 2001 the Company expects to complete and offer for sale a commercially available P&C application.

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

     The Company anticipates that during the fourth quarter of 2001, it will begin migrating its own subrogation operations to the Troveris application. The Company previously disclosed that it expected this transition to be completed in the second quarter of 2002, however, the Company currently expects it to be completed in the third quarter of 2002. At that time, the Company expects to abandon its legacy subrogation system, thereby reducing its technology expense, net of the expense of maintaining the Troveris application, by at least $600,000 per year. The Troveris application will also enable the Company to expand its ability to manage its knowledge workers via telecommuting arrangements. While the Company believes it can achieve the foregoing transition and corresponding reduction of expenses in the outlined timeframe, future facts and circumstances could change these estimates. See "Safe Harbor Compliance Statement for Forward-Looking Statements" included as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and hereby incorporated herein by reference.

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

  Stock Repurchase Plan

     HCRI's Board approved a stock repurchase plan on March 12, 1999 under which the Company is authorized to repurchase, from time to time, up to $10 million of HCRI Common Stock in the open market, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $10 million of HCRI Common Stock or until it otherwise determines to terminate the stock repurchase plan. HCRI did not repurchase any shares of its own stock during the six months ended June 30, 2001. During 2000, HCRI repurchased 1,467,765 shares of its Common Stock, at an average price of $3.86 per share. From inception of the program through June 30, 2001, the total number of repurchased shares is 1,772,765 at a cost of $7.0 million, or an average cost of $3.97 per share. All of the reacquired shares of Common Stock through June 30, 2001 are reflected as treasury stock on the accompanying Condensed Balance Sheets (Unaudited).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     An element of market risk exists for the Company from changes in interest rates related to its amended Credit Facility, which matures April 30, 2002. The impact on earnings and value of any debt on the Company's balance sheets are subject to change as a result of movements in market rates and prices as the Credit Facility is subject to variable interest rates. However, the Company does not expect changes in interest rates to have a material effect on its financial position, results of operations or cash flows in 2001. As of June 30, 2001, the Company had $10.5 million outstanding under its Credit Facility, with an interest rate of 5.85%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  Overview and Litigation History

     The Company is engaged in the business of identifying and recovering subrogation and related claims of its clients, many of which arise in the context of personal injury lawsuits. As such, the Company operates in a litigation intensive environment. Moreover, management of the Company has observed that, in parallel with widely-reported legislative concerns with the healthcare payment system, there also has occurred an increase in litigation, actual and threatened, including class actions brought by nationally prominent attorneys, directed at healthcare payors and related parties.

     The Company has, since its founding in 1988, been involved with many litigation matters related to its subrogation business, sometimes as a defendant and sometimes on behalf of its defendant client. Plaintiffs' attorneys attempting to defeat the clients' subrogation liens often threaten litigation against the Company and its clients as a negotiating tactic. Most of the lawsuits that have been filed against the Company or its clients concern the entitlement to recover a specific, individual subrogation claim or the amount of the subrogation claim. Typically, these actions do not ask for punitive damages, are not plead as class actions, and do not have wide implications with respect to the Company's ongoing business practices.

     To date, however, the Company has encountered seven noteworthy instances in addition to the lawsuits described under "-- Current Litigation", in which lawsuits were filed against it or its clients that sought punitive damages, were plead as class actions or otherwise made claims or requested relief that could have materially affected the Company's business practices. The risk profile for this sort of business practices litigation includes not only the usual considerations of the potential amount, effect, and likelihood of loss, but also specifically the potential for punitive damages and class certification, the possible effects of an adverse verdict on the Company's business practices, and the likelihood of specific plaintiffs' attorneys bringing similar actions in other jurisdictions.

     Each of these cases has been completely resolved, by decision of a court or settlement by the parties, but prior to resolution the Company did not regard all of these cases as being material in and of themselves. In management's opinion, these seven cases share a common profile with each other and with the lawsuits described below under the caption "-- Current Litigation".

     Four of the seven lawsuits named the Company as a defendant and were plead as class actions. Two of the cases, one filed in federal court and the other in state court, alleged that the Company violated state and federal laws on fair debt collection practices. In the state court action, the court granted the Company's motion for summary judgment on all claims in the complaint, which the court of appeals affirmed. In the federal court action, the Company settled the matter, prior to the court's ruling on the Company's motion for summary judgment, for a nominal amount.

     The two other lawsuits, both filed in federal court, charged the Company with a variety of violations of laws and sought punitive damages. The complaints alleged, among other things, that the Company committed negligence, fraud and breach of its duties under ERISA by attempting to recover and actually recovering, by subrogation, the reasonable value of medical benefits which were provided by the Company's clients under capitation or discounted-fee-for-service arrangements. One of these lawsuits was settled, after the court denied class certification, for a nominal amount paid by the Company's client, a co-defendant in the case. The other case, DeGarmo et al. v. Healthcare Recoveries, Inc., was settled in mid-July 2001 for $3 million and nonmonetary terms that management regards as immaterial to the Company's ongoing business. A more complete discussion of DeGarmo and management's decision to settle the case appears below under the caption "-- Current Litigation".

     Although the Company was not named as a defendant in any of them, there have been three other lawsuits involving the Company's clients that implicated the Company's business practices. The complaints in these cases alleged, among other things, violation of state law with respect to the payment of plaintiffs' attorneys' fees and unfair trade practices, violation of the federal Health Maintenance Organization Act of 1973, misrepresentation of the rightful amounts of subrogation claims, and impermissable enforcement of recovery rights. Two of these cases resulted in judgments in favor of the Company's clients after litigation of the merits before trial and appellate courts. The other case was settled for an immaterial amount.

     In addition to these seven cases, as described below under the caption "-- Current Litigation", a South Carolina trial court has dismissed all claims against the Company in the case styled Estalita Martin et al. vs. Companion Health Care Corp., and Healthcare Recoveries, Inc. and the plaintiff has filed an appeal of the dismissal.

     Management believes that the lawsuits described above will not, as a general matter, have precedential value for either the cases described below under the caption "-- Current Litigation" or for any future litigation matters (all these cases being referred to as the "Pending and Potential Cases"). Indeed, the courts hearing the Pending and Potential Cases may not even become aware of the outcomes in the seven lawsuits described above. Management expects that each of the Pending and Potential Cases will be decided on its own merits under the relevant state and federal laws, which will vary from case to case and jurisdiction to jurisdiction. The descriptions of the outcomes in the seven cases dealing with business practices have been included in order to describe the contexts for this kind of litigation and the Company's relative successes in handling past business practices litigation, but are not necessarily predictive of the outcomes of any of the Pending and Potential Cases.

     Moreover, there can be no assurance that the Company will not be subject to further class action litigation similar to that described below under the caption "-- Current Litigation", that existing and/or future class action litigation against the Company and its clients will not consume significant management time and/or attention or that the cost of defending and resolving such litigation will not be material.

  Current Litigation.

     On March 15, 1994, a class action complaint ("Complaint") was filed against HCRI in the United States District Court for the Northern District of West Virginia, Michael L. DeGarmo, et al. v. Healthcare Recoveries, Inc. The plaintiffs asserted that HCRI's subrogation recovery efforts on behalf of its clients violated a number of state and federal laws, including the Fair Debt Collection Practices Act and the Racketeering Influenced and Corrupt Organizations Act ("RICO"). The Complaint alleged that HCRI engaged in fraudulent or negligent practices on behalf of its clients by attempting to recover, via subrogation, amounts in excess of the actual amounts paid for those services and that HCRI pursued subrogation recoveries from individuals whose health insurance plans did not specifically provide for subrogation. HCRI responded to these allegations by maintaining that the subrogation rights of its clients provide for recovery of medical treatment at the "prevailing rates" or "reasonable value" of those services and that instances in which recoveries were made or sought against individuals without specific plan language occurred due to either mistaken referrals from clients or reliance on equitable or common law subrogation rights. On March 30, 1999, the court entered an order certifying a class of all members of one HCRI client health plan located in Wheeling, West Virginia (The Health Plan of the Upper Ohio Valley) who have been subject to subrogation and/or reimbursement collection practices by HCRI. Plaintiffs, on behalf of the class as certified, demanded compensatory damages, punitive damages, and treble damages under RICO, costs and reasonable attorneys' fees.

     On February 5, 2001, the Company announced that the parties to the DeGarmo lawsuit had agreed in principal to settle for $3 million and certain non-monetary terms primarily affecting subrogation recovery activities of one HCRI client in West Virginia. On June 12, 2001, the court entered an order giving final approval to the settlement. The settlement approval became final and the Company disbursed payment under the settlement agreement in mid-July when the time period for filing appeals expired. The Company funded the settlement with cash flow from operations. The Company believes that the settlement agreement will not have an adverse effect on its subrogation recovery activities. The Company's primary reason for settling the DeGarmo litigation is its unusual facts, which are, to the Company's best knowledge, peculiar to this case. The

Company does not believe that this settlement will have an effect on its defense of any other lawsuits or on its current level of determination to defend vigorously those lawsuits.

     On October 1, 1999, a First Amended Class Action Complaint ("Amended Complaint") was filed against HCRI in the United States District Court for the Southern District of Florida, in a putative class action brought by William Conte and Aaron Gideon, individually and on behalf of all others similarly situated. In that complaint, Conte v. Healthcare Recoveries, Inc., No. 99-10062, plaintiffs assert that HCRI's subrogation recovery efforts on behalf of its clients violate a number of state and federal laws, including the Fair Debt Collection Practices Act and the Florida Consumer Collection Practices Act. The Complaint also seeks a declaratory judgment that HCRI, as the subrogation agent for various healthcare payors, is not entitled to assert and recover upon subrogation or reimbursement liens it asserts on settlements obtained from third party tortfeasors when the settlement is in an amount less than the amount required to fully compensate (or "make whole") the injured party for all elements of damage caused by the tortfeasor. Plaintiffs purport to represent a class consisting of all participants or beneficiaries of ERISA plans nationwide whose net recovery of damages through judgments, settlements or otherwise against liable third parties has been reduced or potentially reduced by HCRI's alleged assertion and/or recovery of unlawful subrogation/reimbursement rights of its clients. Each count of the Complaint seeks compensatory and/or statutory damages as well as exemplary and punitive damages. Plaintiffs also seek injunctive relief, prejudgment interest, costs and attorneys' fees.

     On November 5, 1999, HCRI filed a motion to dismiss the Amended Complaint. On June 29, 2001, the court issued a decision dismissing plaintiffs' common law claims for fraud and unjust enrichment as well as plaintiffs' claims under the federal Fair Debt Collection Practices Act and the Florida Consumer Collection Practices Act. The court did not, however, dismiss the remaining count of the Complaint, which seeks a declaratory judgment and damages under ERISA based on HCRI's alleged violation of the "make whole" rule. On July 16, 2001, HCRI filed a motion for reconsideration or reargument with respect to that portion of the court's June 29, 2001 opinion on the motion to dismiss that sustained, as a pleading matter, Count I of the complaint. Plaintiffs' motion to certify a nationwide class, which HCRI opposed, has been fully briefed and remains pending before the court.

     On October 20, 1999, a class action complaint ("Baker Complaint") was filed against HCRI and one HCRI client in the Circuit Court of Jefferson County, Alabama, Darrell DeWayne Baker v. Healthcare Recoveries, Inc., United Healthcare of Alabama, and Fictitious Party Defendants A, B, C et al. On December 6, 1999, the defendants removed the lawsuit to the United States District Court for the Northern District of Alabama, Southern Division. On January 3, 2000, a First Amended Complaint was filed, retaining all counts from the original complaint and seeking an additional declaratory judgment that the health plan and HCRI have a right to recover through subrogation only the actual benefits paid to medical providers on behalf of the class. The Baker Complaint, as amended, asserts claims on behalf of two putative subclasses, both consisting of members nationwide of the client health plan, who either: (1) allegedly paid inflated subrogation claims due to alleged failure by the health plan or by HCRI to disclose discounts in the health plan's payments to medical providers; or (2) allegedly were denied coverage of certain claims by the health plan. The plaintiffs assert claims against HCRI under a variety of theories including unjust enrichment, breach of contract, breach of fiduciary duty and violations of RICO. Plaintiffs demand, on behalf of the putative classes, compensatory damages, punitive damages, treble damages under RICO, and reasonable attorneys' fees.

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

     On December 22, 1999, a purported class action complaint ("Complaint") was filed against HCRI and one HCRI client in the Court of Common Pleas of Richland County, South Carolina, Estalita Martin et al. vs. Companion Health Care Corp., and Healthcare Recoveries, Inc. On January 21, 2000, defendant Companion Healthcare Corp. ("CHC") filed an Answer and Counterclaim and plaintiff Martin filed a First Amended Complaint ("Amended Complaint"). The Amended Complaint asserts that HCRI's subrogation recovery efforts on behalf of its client CHC violated a number of common law duties, as well as the South Carolina Unfair Trade Practices Act. The Amended Complaint alleges that HCRI, as the subrogation agent for CHC, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount CHC was entitled to collect for such medical goods and services. The Amended Complaint further alleges that HCRI and CHC unlawfully pursued subrogation and reimbursement claims by (1) failing to pay pro rata costs and attorney's fees to attorneys who represented purported class members with respect to tort claims underlying the subrogation and reimbursement claims; and
(2) failing to include in subrogation and reimbursement claims all applicable discounts that CHC received for such medical goods and services. Plaintiffs, on behalf of the purported class, demand compensatory damages, punitive damages, and treble damages, disgorgement of unjust profits, costs, and prejudgment interest and attorneys' fees. HCRI was served with the original Complaint in late December 1999 and answered denying all allegations. HCRI filed a motion to dismiss in August 2000. By an order dated June 6, 2001, the court dismissed all claims in the suit with prejudice. Plaintiff moved for a reconsideration of the dismissal. On June 27, 2001, the court denied the motion for reconsideration. Plaintiff filed a notice of appeal on July 20, 2001.

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

     On March 12, 2001, a Complaint ("Complaint") was filed against HCRI in the United States District Court for the Eastern District of Louisiana, in a putative class action brought by Kyle M. Hamilton. In that action, Hamilton v. Healthcare Recoveries, Inc., No. 01-650, plaintiff asserts that HCRI's subrogation recovery efforts on behalf of its clients violate certain Louisiana state laws, the federal Fair Debt Collection Practices Act and the Louisiana Unfair Trade Practices Act. The Complaint alleges that HCRI intentionally and negligently interfered with the plaintiff's and the putative class members' rights to settle certain personal injury claims. The Complaint further alleges that HCRI unlawfully pursued subrogation and reimbursement claims that plaintiff asserts are unenforceable because the clauses in HCRI's clients' coverage documents that create such recovery rights are rendered null and void by Louisiana statutes that generally prohibit coordination of benefits with individually underwritten insurance coverages. Plaintiff purports to represent a class consisting of all persons covered under group health policies that were issued or delivered in the State of Louisiana and who received any communication from HCRI attempting to enforce any clauses that allegedly were rendered null and void by Louisiana law. Plaintiff seeks on behalf of the purported class compensatory and statutory damages, interest, costs, attorneys' fees and such additional damages and relief as may be allowed by any applicable law. HCRI was served with the Complaint in mid-March 2001 . On June 5, 2001, HCRI filed a Motion for Judgment on the Pleadings, And In The Alternative, Motion for Summary Judgment, which remains pending before the court.

     Management of the Company has observed that, in parallel with widely-reported legislative concerns with the healthcare payment system, there also has occurred an increase in litigation, actual and threatened, including class actions brought by nationally prominent attorneys, directed at healthcare payors and related parties. As a result of the foregoing, there can be no assurance that the Company will not be subject to further class action litigation, that existing and/or future class action litigation against the Company and its clients will not consume significant management time and/or attention or that the cost of defending and resolving such litigation will not be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 11, 2001. Of the 9,789,356 shares of Common Stock outstanding as of the record date, March 20, 2001, and entitled to vote at this meeting, 9,108,689 were represented at the meeting in person or by proxy. The following matters were voted upon:

        (a) The following members were elected to the Board of Directors to hold office for a three year term:

NOMINEE                    SHARES VOTED FOR   SHARES VOTED AGAINST   SHARES ABSTAINED   TERM
-------                    ----------------   --------------------   ----------------   ----
John H. Newman...........     8,969,429                0                 139,260        2004
Chris B. Van Arsdel......     9,020,629                0                  88,060        2004

        The Company's other directors continuing after the Annual Meeting are as follows:

              William C. Ballard
              Herbert A. Denton (appointed on May 11, 2001 by the Board of Directors following the Annual Meeting)
              Jill L. Force
              Patrick B. McGinnis
              Lauren N. Patch (appointed on August 3, 2001 by the Board of Directors)

          (b) The ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company to serve for 2001. The result of the vote was 9,079,393 shares favor, 19,663 opposed and 9,633 abstained. Accordingly, the appointment of PricewaterhouseCoopers LLP was ratified.

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

     (b) Reports on Form 8-K

                                                         FINANCIAL
                                                         STATEMENTS
ITEM REPORTED                                              FILED      DATE OF REPORT     FILE DATE
-------------                                            ----------   --------------   -------------
Item 5 -- Text of Pre-Earnings Release and Slide Show
  Presentation.........................................      No        April 6, 2001   April 9, 2001
Item 5 -- Text of Earnings Release and Slide Show
  Presentation.........................................      No       April 25, 2001     May 2, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEALTHCARE RECOVERIES, INC.

Date: August 14, 2001                                         /s/ PATRICK B. MCGINNIS
                                              --------------------------------------------------------
                                                                Patrick B. McGinnis
                                                              Chairman, President and
                                                              Chief Executive Officer

Date: August 14, 2001                                          /s/ DOUGLAS R. SHARPS
                                              --------------------------------------------------------
                                                                 Douglas R. Sharps
                                                            Executive Vice President and
                                                              Chief Financial Officer
                                                              Principal Financial and
                                                                 Accounting Officer