Form 10-Q
period 2001-09-30
HEALTHCARE RECOVERIES INC
filed 2001-11-14
CIK 858629

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



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-22585

                             ---------------------

                          HEALTHCARE RECOVERIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      61-1141758
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

            1400 WATTERSON TOWER,                                  40218
             LOUISVILLE, KENTUCKY                                (Zip Code)
   (Address of Principal Executive Offices)

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

     As of November 13, 2001, 9,791,200 shares of the Registrant's Common Stock, $0.001 par value were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HEALTHCARE RECOVERIES, INC.
                                   FORM 10-Q
                               SEPTEMBER 30, 2001

                                     INDEX

                                                                        PAGE
                                                                        ----
                       PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)............................     1
         Condensed Balance Sheets as of September 30, 2001 and
         December 31, 2000...........................................     1
         Condensed Statements of Income for the three and nine months
         ended September 30, 2001 and 2000...........................     2
         Condensed Statements of Cash Flows for the nine months ended
         September 30, 2001 and 2000.................................     3
         Notes to Condensed Financial Statements.....................     4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    10
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................    20

                         PART II: OTHER INFORMATION

Item 1.  Legal Proceedings...........................................    21
Item 6.  Exhibits and Reports on Form 8-K............................    25
Signatures...........................................................    27

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          HEALTHCARE RECOVERIES, INC.

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $  1,253        $  1,297
  Restricted cash...........................................      14,917          21,647
  Accounts receivable, less allowance for doubtful accounts
    of $444 in 2001 and $434 in 2000........................       9,655           7,660
  Property held for sale....................................       2,981              --
  Other current assets......................................       2,269           2,153
                                                                --------        --------
         Total current assets...............................      31,075          32,757
                                                                --------        --------
Property and equipment, at cost:
  Buildings and land........................................          --           4,001
  Furniture and fixtures....................................       3,088           3,230
  Office equipment..........................................       2,027           1,992
  Computer equipment........................................       9,923           9,039
  Software..................................................       6,505           4,844
  Leasehold improvements....................................       1,467           1,308
                                                                --------        --------
                                                                  23,010          24,414
  Accumulated depreciation and amortization.................     (16,344)        (13,781)
                                                                --------        --------
         Property and equipment, net........................       6,666          10,633
                                                                --------        --------
Cost in excess of net assets acquired, net..................      29,573          29,143
Identifiable intangibles, net...............................       4,512           4,934
Other assets................................................       2,270           1,978
                                                                --------        --------
         Total assets.......................................    $ 74,096        $ 79,445
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................    $  1,569        $  1,231
  Accrued expenses..........................................       4,846           9,906
  Funds due clients.........................................      10,743          12,437
  Short-term borrowings expected to be refinanced...........      12,000              --
  Income taxes payable......................................         989           1,385
                                                                --------        --------
         Total current liabilities..........................      30,147          24,959
Other liabilities...........................................       2,330           2,324
Long-term borrowings........................................          --          14,000
                                                                --------        --------
         Total liabilities..................................      32,477          41,283
                                                                --------        --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value per share; 2,000 shares
    authorized; no shares outstanding.......................          --              --
  Common stock, $.001 par value per share; 20,000 shares
    authorized; 9,791 and 9,771 shares outstanding as of
    September 30, 2001 and December 31, 2000, respectively..          12              12
  Capital in excess of par value............................      22,750          22,637
  Other.....................................................        (957)           (912)
  Treasury stock at cost; 1,792 shares at September 30, 2001
    and 1,773 shares at December 31, 2000...................      (7,116)         (7,037)
  Retained earnings.........................................      26,930          23,462
                                                                --------        --------
         Total stockholders' equity.........................      41,619          38,162
                                                                --------        --------
         Total liabilities and stockholders' equity.........    $ 74,096        $ 79,445
                                                                ========        ========

     The accompanying notes are an integral part of the condensed financial statements.

                          HEALTHCARE RECOVERIES, INC.

                         CONDENSED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                         -------------------   -----------------
                                                           2001       2000      2001      2000
                                                         --------   --------   -------   -------
Claims revenues........................................  $15,093    $15,113    $47,105   $47,628
Cost of services.......................................    7,646      7,322     23,089    23,430
                                                         -------    -------    -------   -------
          Gross profit.................................    7,447      7,791     24,016    24,198
Support expenses.......................................    3,984      3,951     12,939    12,906
Depreciation and amortization..........................    1,694      1,637      4,906     4,777
Research and development...............................      124         --        415        --
                                                         -------    -------    -------   -------
          Operating income.............................    1,645      2,203      5,756     6,515
Interest income........................................      114        300        730       847
Interest expense.......................................      192        375        742     1,004
Other -- loss on property held for sale................      980         --        980        --
Other -- Special Committee expenses....................       --         --         --        90
                                                         -------    -------    -------   -------
          Income before income taxes...................      587      2,128      4,764     6,268
(Benefit) provision for income taxes...................     (437)       883      1,296     2,601
                                                         -------    -------    -------   -------
          Net income...................................  $ 1,024    $ 1,245    $ 3,468   $ 3,667
                                                         =======    =======    =======   =======
Basic earnings per common share........................  $  0.10    $  0.12    $  0.35   $  0.34
                                                         =======    =======    =======   =======
Diluted earnings per common share......................  $  0.10    $  0.12    $  0.35   $  0.33
                                                         =======    =======    =======   =======

     The accompanying notes are an integral part of the condensed financial statements.

                          HEALTHCARE RECOVERIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Cash flows from operating activities:
  Net income................................................  $ 3,468   $ 3,667
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    4,906     4,777
     Deferred income taxes..................................       (2)       (3)
     Other..................................................        8        (7)
     Loss on property held for sale.........................      980        --
     Changes in operating assets and liabilities:
       Restricted cash......................................    1,594     2,010
       Accounts receivable..................................   (1,995)   (1,366)
       Other current assets.................................     (136)      710
       Other assets.........................................     (552)     (411)
       Trade accounts payable...............................      225      (990)
       Accrued expenses.....................................   (4,170)   (1,922)
       Funds due clients....................................   (1,694)   (1,801)
       Income taxes payable.................................     (396)       72
       Other liabilities....................................        6        --
                                                              -------   -------
       Net cash provided by operating activities............    2,242     4,736
                                                              -------   -------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................    2,551    (3,881)
  Disposals of property and equipment.......................       --     1,409
  Purchases of property and equipment.......................   (1,408)   (1,114)
  Capitalization of internally developed software...........   (1,410)   (1,392)
                                                              -------   -------
       Net cash used in investing activities................     (267)   (4,978)
                                                              -------   -------
Cash flows from financing activities:
  Line of credit proceeds...................................    1,500     7,700
  Line of credit repayments.................................   (3,500)   (4,200)
  Repurchase of common stock................................      (79)   (3,772)
  Issuance of common stock..................................      105        91
  Other.....................................................      (45)     (529)
                                                              -------   -------
       Net cash used in financing activities................   (2,019)     (710)
                                                              -------   -------
Net decrease in cash and cash equivalents...................      (44)     (952)
Cash and cash equivalents, beginning of period..............    1,297     1,670
                                                              -------   -------
Cash and cash equivalents, end of period....................  $ 1,253   $   718
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

2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations", which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of FAS 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company will apply the provisions of FAS 141 to any future business combinations.

     Also, in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets", which establishes the accounting for goodwill and other intangible assets following their recognition. FAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. FAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, FAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS 142 is effective for the Company beginning on January 1, 2002. Upon adoption, the Company will be required to perform a transitional impairment test under FAS 142 for all goodwill recorded as of January 1, 2002. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. The impact of the adoption of FAS 142 on the Company's results of operations for all periods beginning on or after January 1, 2002 will be to eliminate amortization of goodwill.

                          HEALTHCARE RECOVERIES, INC.

Management of the Company has not performed a transitional impairment test under FAS 142 and accordingly cannot estimate the impact of the adoption of FAS 142 as of January 1, 2002.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (FAS 143), "Accounting for Asset Retirement Obligations". FAS 143 is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company has not yet determined the effects of this standard on its financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 is effective for fiscal years beginning after December 15, 2001. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business segment. FAS 144 establishes a single accounting model, based on the framework established in FAS 121. The Company has not yet determined the effect of this standard on its financial statements.

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

4.  CREDIT FACILITY

     On May 15, 2000, the Company entered into a third amendment (the "Amendment") to its February 1, 1998 revolving credit facility with National City Bank of Kentucky and the lenders named therein (the "Credit Facility"). The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. Under the Amendment, the maturity date was extended to April 30, 2002 from January 31, 2001, the maximum borrowing capacity decreased to $40 million from $50 million, and certain other financial terms and covenants were amended. Principal amounts outstanding under the Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus the pre-determined fixed margin. At September 30, 2001, the interest rate was 4.61%. The Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. The Credit Facility was amended in June 2000, to increase the amount of other debt that the Company is permitted to maintain outstanding under another of the Credit Facility's financial covenants. As of September 30, 2001, $12 million was outstanding under the Credit Facility which has been classified as short-term borrowings expected to be refinanced on the balance sheet. (See Note 11 -- Subsequent Events.)

5.  STOCK REPURCHASE PLAN

     HCRI's Board approved a stock repurchase plan on March 12, 1999 under which the Company is authorized to repurchase, from time to time, up to $10 million of HCRI Common Stock in the open market, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $10 million of HCRI

                          HEALTHCARE RECOVERIES, INC.

Common Stock or until it otherwise determines to terminate the stock repurchase plan. HCRI repurchased 19,500 shares of its own stock during the three and nine months ended September 30, 2001 at an average price of $4.02 per share. From inception of the program through September 30, 2001, the total number of shares repurchased was 1,792,265 at a cost of $7.1 million, or an average cost of $3.97 per share. All of the reacquired shares of Common Stock through September 30, 2001 are reflected as treasury stock on the accompanying Condensed Balance Sheets (Unaudited).

6.  RELATED PARTY TRANSACTIONS

     On February 12, 1999, the Board of Directors approved a loan in the amount of $350,000 to Patrick B. McGinnis, the Chairman and Chief Executive Officer of the Company, in exchange for a full recourse promissory note in the same amount from Mr. McGinnis. On June 30, 2000, at the direction of the Board of Directors and in accordance with terms authorized by it, the Company loaned Mr. McGinnis an additional $500,000. Under these terms, the $500,000 loan to Mr. McGinnis was combined with his existing debt to the Company of $350,000 of principal and $36,520 of accrued interest. Mr. McGinnis delivered to the Company his full recourse promissory note in the amount of $886,520, bearing interest at a fixed rate of 6.62% per annum, compounded annually (the "Amended Promissory Note"), and the Company cancelled the old promissory note evidencing the prior debt. The Amended Promissory Note provides for mandatory prepayments from certain of the proceeds received by Mr. McGinnis from his sale of the Company's securities and any related transactions. At September 30, 2001, the promissory note of $886,520 and accrued interest of $70,972 were outstanding. The proceeds of these loans were to enable Mr. McGinnis to repay debts originally incurred by him to pay income taxes related to the ordinary income deemed to have been received by him on account of Common Stock granted to him in connection with the initial public offering of the Company's stock in May 1997, as well as to enable him to purchase additional stock in the initial public offering.

     On June 30, 2000, pursuant to Board authorization and in accordance with the terms of the Amended Promissory Note, the Company and Mr. McGinnis entered into a deferred compensation agreement (the "Agreement"). Under the Agreement, 50% of the amount otherwise payable to Mr. McGinnis under the Company's Management Group Incentive Compensation Plan is to be deferred until the Amended Promissory Note is paid in full, with such deferred compensation then being paid in full to Mr. McGinnis within 30 days thereafter. The Company has full right of set-off against any deferred compensation under the Agreement should Mr. McGinnis default under the Amended Promissory Note. At the election of Mr. McGinnis, the payment of the deferred compensation, upon payment of the Amended Promissory Note, may be extended for a period of not more than ten years. At September 30, 2001, the amount of deferred compensation was $52,648, with accrued interest of $1,900.

                          HEALTHCARE RECOVERIES, INC.

7.  EARNINGS PER COMMON SHARE

     Reconciliations of the average number of common shares outstanding used in the calculation of earnings per common share and earnings per common share assuming dilution are as follows (dollars and shares in thousands, except per share results):

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                     SEPTEMBER 30,        SEPTEMBER 30,
                                                  -------------------   ------------------
                                                    2001       2000      2001       2000
                                                  --------   --------   -------   --------
Weighted average number of common shares
  outstanding...................................    9,807     10,519     9,795     10,899
Add: Dilutive stock options.....................      233        123       165         65
                                                  -------    -------    ------    -------
Number of common shares outstanding (diluted)...   10,040     10,642     9,960     10,964
                                                  =======    =======    ======    =======
Net earnings for earnings per common share
  (basic and diluted)...........................  $ 1,024    $ 1,245    $3,468    $ 3,667
                                                  =======    =======    ======    =======
Earnings per common share:
  Basic.........................................  $  0.10    $  0.12    $ 0.35    $  0.34
                                                  =======    =======    ======    =======
  Diluted.......................................  $  0.10    $  0.12    $ 0.35    $  0.33
                                                  =======    =======    ======    =======

     Basic earnings per common share were computed based on the weighted-average number of shares outstanding during the period. The dilutive effect of stock options was calculated using the treasury stock method. Options to purchase 935,217 and 1,304,253 shares for the three and nine month periods ended September 30, 2001, respectively, and 1,545,294 and 1,586,127 shares for the comparable periods in 2000, respectively, were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

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

                          HEALTHCARE RECOVERIES, INC.

bill auditing, contract compliance review, identification of certain other payments, and cost management consulting services. The MedCap Acquisition was accounted for using the purchase method of accounting.

9.  LOSS ON PROPERTY HELD FOR SALE

     On June 29, 2001, the Company signed a letter of intent to sell its building in New Berlin, WI to a Milwaukee real estate investment company. As the agreement was subject to numerous contingencies which were not finalized until September 2001, the Company could not estimate the final sales price or range of expected loss until that time. HCRI acquired the building on January 25, 1999 in the Subro Audit Acquisition. The Company expects the loss to be approximately $980,000 ($573,000 after-tax) and has therefore reduced the carrying value of the land and building to its estimated fair market value less the estimated selling expenses. The assets and related accumulated depreciation have been classified as "Property held for sale" under "Current assets" in the Condensed Balance Sheet at September 30, 2001. Expenses related to the sale have been recorded as "Trade accounts payable" under "Current liabilities" in the Condensed Balance Sheet at September 30, 2001. The sale is expected to be completed in November 2001.

10.  INCOME TAXES

     In September 2001, the Company concluded that, in light of the passage of time with respect to the filing of the Company's tax returns for years up to and including 1997, it was proper to reverse previously accrued taxes reducing the tax provision for the third quarter of 2001 by $681,000, net, or approximately $0.07 per share. This accrual related primarily to certain non-cash compensation charges taken in connection with the initial public offering of the Company's stock in 1997. Management believes that adequate amounts of tax and related interest and penalties, if any, have been provided for any adjustments that may result.

11.  SUBSEQUENT EVENTS

     On November 1, 2001, the Company entered into a revolving credit facility with National City Bank of Kentucky and the lenders named therein (the "Revolving Credit Facility"), and the existing Credit Facility was terminated. (See Note 4 -- Credit Facility.) The Company's obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. The Revolving Credit Facility carries a maximum borrowing capacity of $40 million and will mature October 31, 2004. Principal amounts outstanding under the Revolving Credit Facility will bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined fixed margin. At November 1, 2001, the interest rate was 5.75% based on the Prime Rate plus the fixed margin. At November 6, 2001, the interest rate was 4.03% based on the one-month Eurodollar Rate plus the fixed margin. The Revolving Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. At November 1, 2001, $11 million was outstanding under the Revolving Credit Facility.

     On November 6, 2001, HCRI entered into an interest rate swap contract to pay 3.66% and to receive the one-month LIBOR rate on a $4 million notional amount of the Credit Facility. HCRI uses derivative financial instruments to manage the risk that changes in interest rates will have on the amount of its future interest payments. Under the interest rate swap contract, HCRI agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a variable rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is to be established by agreement at the time of termination, and represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The interest rate swap contract was entered into with a major financial

                          HEALTHCARE RECOVERIES, INC.

institution in order to minimize counterparty credit risk. HCRI believes the interest rate swap transaction qualifies for hedge accounting treatment and will be accounted for in accordance with FAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FAS 133".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF COMPANY

     HCRI is a leading independent provider of outsourcing of insurance subrogation and certain other medical claims recovery and cost containment services to the private healthcare payor industry. Its primary business is medical claims recovery and its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are known generally as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance. The Company's other medical claims recovery services include provider bill auditing, contract compliance review and cost management consulting, coordination of benefits and overpayments recovery services. HCRI offers its services on a nationwide basis to health maintenance organizations, indemnity health insurers, self-funded employee health plans and companies that provide claims administration services to self-funded plans (referred to as "third-party administrators"). The Company had 50.7 million lives under contract from its clientele at September 30, 2001.

     The Company recently announced its entry into two new businesses. Through TransPaC Solutions, the Company now offers subrogation outsourcing services to the property and casualty insurance industry. Troveris, the Company's other new business, offers to both healthcare payors and property and casualty insurers its web-enabled subrogation recovery software. This software is sold as an application service provider. See "Recent Developments -- Services to the Property and Casualty Insurance Industry" and "-- Technology Development".

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

RESULTS OF OPERATIONS

     The following tables present certain key operating indicators and results of operations data for the Company for the periods indicated:

                          KEY OPERATING INDICATORS(1)
              (IN MILLIONS, EXCEPT FOR PERCENTAGES AND EMPLOYEES)

                                                         THREE MONTHS     NINE MONTHS
                                                             ENDED           ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                         -------------   -------------
                                                         2001     2000   2001     2000
                                                         ----     ----   ----     ----
Cumulative lives sold, beginning of period.............  51.1     53.6   52.5     55.6
Lives from existing client loss, net...................  (2.6)(2) (1.8)  (8.1)(2) (4.6)(2)
Lives added from new contracts with existing clients...   0.3      0.8    1.3      0.8
Lives added from contracts with new clients............   1.9      0.6    5.0      1.4
                                                         ----     ----   ----     ----
Cumulative lives sold, end of period...................  50.7     53.2   50.7     53.2
                                                         ====     ====   ====     ====

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                 2001       2000       2001       2000
                                               --------   --------   --------   --------
Lives installed, end of period...............      46.8       50.1       46.8       50.1
Backlog(3)...................................  $1,389.3   $1,214.6   $1,389.3   $1,214.6
Claims recoveries............................  $   56.7   $   56.8   $  176.3   $  177.5
Throughput(4)................................       4.2%       4.8%      13.7%      15.4%
Effective fee rate...........................      26.6%      26.6%      26.7%      26.8%
Claims revenues..............................  $   15.1   $   15.1   $   47.0   $   47.6
Employees
  Direct operations..........................       563        526        563        526
  Support....................................       142        154        142        154
                                               --------   --------   --------   --------
     Total employees.........................       705        680        705        680
                                               ========   ========   ========   ========

---------------

(1) Excludes the operational results of TransPaC Solutions and Troveris, except number of employees. See "Recent Developments -- Services to the Property and Casualty Insurance Industry" and "-- Technology Development".

(2) The nine months ended September 30, 2001 and 2000 decreases include approximately 1.9 million and 2.4 million lives, respectively, associated with clients that were acquired by non-clients. The three months and nine months ended September 30, 2001 decreases also include approximately 2.0 million lives associated with provider bill audit service clients who were not providing electronic data to the Company.

(3) Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of its clients at a given point in time.

(4) Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

                STATEMENTS OF INCOME AS A PERCENTAGE OF REVENUES

                                                    THREE MONTHS         NINE MONTHS
                                                        ENDED               ENDED
                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                   ---------------     ---------------
                                                   2001      2000      2001      2000
                                                   -----     -----     -----     -----
Claims revenues..................................  100.0%    100.0%    100.0%    100.0%
Cost of services.................................   50.7      48.4      49.0      49.2
Support expenses.................................   26.4      26.1      27.5      27.1
Depreciation and amortization....................   11.2      10.8      10.4      10.0
Research and development.........................    0.8        --       0.9        --
Operating income.................................   10.9      14.6      12.2      13.7
Other -- loss on property held for sale..........    6.5        --       2.1        --
Other -- Special Committee expenses..............     --        --        --       0.2
Income before income taxes.......................    3.9      14.1      10.1      13.2
Net income.......................................    6.8       8.2       7.4       7.7

  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

     Claims Revenues. Total claims revenues for the quarter ended September 30, 2001 remained consistent with the same quarter of 2000 at $15.1 million, and for the nine month period ended September 30, 2001 decreased 1.1% to $47.1 million as compared with $47.6 million in the same period of 2000. Claims recoveries for the quarter ended September 30, 2001 were $56.7 million, a slight decrease from the same quarter of 2000 at $56.8 million. For the nine months ended September 30, 2001 claims recoveries decreased 0.7% to $176.3 million as compared to $177.5 million in the same period of 2000.

     The effective fee rate for the quarter ended September 30, 2001 was the same as the prior year quarter at 26.6% and decreased to 26.7% for the nine month period ended September 30, 2001 as compared with 26.8% in the same period of 2000. The effective fee rate for the nine month period decreased primarily because of the recovery mix, with relatively more recoveries coming from clients with lower effective fee rates than in the prior year period.

     Backlog increased from September 30, 2000 by $174.7 million, or 14.4%, to $1,389.3 million at September 30, 2001 despite a 3.3 million decrease in the number of lives installed. The growth in the backlog is primarily related to the provider bill audit service. Subrogation services backlog decreased about 5% compared to the prior year period, which is consistent with the decrease in installed lives.

     The Company had a throughput rate of approximately 4.2% and 4.8% of average backlog during the third quarter of 2001 and 2000, respectively. The decrease in throughput from the quarter ended September 30, 2000 is primarily due to the fact that average provider bill audit and overpayments services backlog during the 2001 quarter increased 97.4% from the comparable quarter of 2000 while recoveries decreased 7%. The decrease in throughput just described was partially offset by an increase in subrogation throughput due to a slight decrease in subrogation backlog as recoveries remained relatively flat for the quarter ended September 30, 2001, compared to the prior year quarter. Throughput for the nine month period ended September 30, 2001 also decreased from 15.4% for the comparable period of 2000 to 13.7%, for the same reasons described above. Lives installed decreased 3.3 million from 50.1 million at September 30, 2000 to 46.8 million at September 30, 2001 because of the lives lost relating to clients being acquired by non-clients and the removal of approximately 2.0 million lives associated with provider bill audit service clients who were not furnishing electronic claims data to the Company.

     Cost of Services. Cost of services increased 4.4% for the quarter ended September 30, 2001 to $7.6 million, from $7.3 million for the comparable period in 2000 and was $23.1 million for the nine months ended September 30, 2001, a decrease of 1.5% from $23.4 million for the same period in 2000. As a percentage of claims revenues, cost of services increased to 50.7% for the quarter ended September 30, 2001 compared to 48.4% for the prior year quarter, due to the decrease in revenue described above and an increase in staffing levels for the provider bill audit and overpayment recovery services related to new business recently sold. For the nine months ended September 30, 2001 cost of services as a percentage of claims revenues decreased to 49.0% from 49.2% in 2000. The decrease in cost of services as a percentage of claims revenues for the comparable nine month periods resulted from certain productivity enhancements instituted in early 2000.

     Support Expenses. Support expenses increased 0.8% to $3.98 million for the quarter ended September 30, 2001 from $3.95 million for the comparable quarter in 2000 and were $12.94 million and $12.91 million for the nine month periods ended September 30, 2001 and 2000, respectively. Support expenses increased as a percentage of claims revenues from 27.1% for the nine month period ended September 30, 2000 to 27.5% for the same period in 2001. The increase in support expenses as a percentage of claims revenues resulted from the decrease in revenues described above and an increase in sales and marketing expenses related to the Company's business development activities. See "Recent
Developments -- Services to the Property and Casualty Insurance Industry" and "-- Technology Development". Support expenses typically do not vary in proportion to revenues.

     Depreciation and Amortization. Depreciation and amortization expense increased 3.5% to $1.7 million for the quarter ended September 30, 2001 from $1.6 million for the same period in 2000, and increased 2.7% to $4.9 million for the nine months ended September 30, 2001 from $4.8 million for the comparable period in 2000. The increases were primarily in amortization expense and were attributable to the addition of intangible assets from the earn-out arrangements related to the Acquisitions.

     Research and Development. The Company incurred $124,000 and $415,000 for the quarter and nine month period ended September 30, 2001, respectively, related to research and development activities in connection with the creation of new products for the insurance industry. See "Recent Developments -- Technology Development".

     Interest Income. Interest income decreased 62.0%, or $186,000, for the quarter ended September 30, 2001 as compared to the same quarter in 2000. The decrease is due to the payment of an earn-out relating to the SAI Acquisition which occurred during the quarter ended June 30, 2001, reducing the restricted cash balance, and lower interest rates. For the nine month period ended September 30, 2001, interest income decreased $117,000, or 13.8%, for the same reasons noted above.

     Interest Expense. Interest expense totaled approximately $192,000 and $375,000 for the quarters ended September 30, 2001 and 2000, respectively, and approximately $742,000 and $1,004,000 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in interest expense for the quarter and nine months ended September 30, 2001, as compared with the respective periods in 2000, is due to a decrease in borrowed funds and lower applicable interest rates during 2001.

     Other -- Loss on Property Held for Sale. On June 29, 2001, the Company signed a letter of intent to sell its building in New Berlin, WI to a Milwaukee real estate investment company. HCRI acquired the building on January 25, 1999 in the Subro Audit Acquisition. The Company expects the loss on the sale to be approximately $980,000 and therefore has reduced the carrying value of the land and building to its estimated fair market value less the estimated selling expenses. The sale is expected to be completed in November 2001. (See Note
9 -- Loss on Property Held for Sale.)

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

     Tax. In September 2001, the Company concluded that, in light of the passage of time with respect to the filing of the Company's tax returns for years up to and including 1997, it was proper to reverse previously accrued taxes reducing the tax provision for the third quarter of 2001 by $681,000, net, or approximately $0.07 per share. This accrual related primarily to certain non-cash compensation charges taken in connection with the initial public offering of the Company's stock in 1997. Management believes that adequate amounts of tax and related interest and penalties, if any, have been provided for any adjustments that may result.

     Net Income. Net income for the quarter ended September 30, 2001 decreased $0.2 million, or 17.8%, to $1.0 million or $0.10 per diluted common share, from $1.2 million or $0.12 per diluted common share for the comparable period in 2000, and for the nine months ended September 30, 2001 decreased $0.2 million, or 5.4%, to $3.5 million, or $0.35 per diluted common share, from $3.7 million, or $0.33 per diluted common share, for the comparable period in 2000. The primary factors offsetting the decrease in claims revenue for the nine months ended September 30, 2001 were the decrease in net interest expense and the reduction in the provision for income taxes related to the reversal of the previously accrued income taxes associated with certain non-cash compensation charges related to the Company's initial public offering in 1997. The diluted earnings per share increased for the nine months ended September 30, 2001 as compared to the same period in 2000 as a result of the decrease in the number of common shares outstanding as a result of the stock repurchase plan. (See Note
5 -- Stock Repurchase Plan.)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's statements of cash flows for the nine months ended September 30, 2001 and 2000 are summarized below:

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Net cash provided by operating activities...................  $ 2,242   $ 4,736
Net cash used in investing activities.......................     (267)   (4,978)
Net cash used in financing activities.......................   (2,019)     (710)
                                                              -------   -------
Net decrease in cash and cash equivalents...................  $   (44)  $  (952)
                                                              =======   =======

     The Company had working capital of $0.9 million at September 30, 2001, including cash and cash equivalents of $1.3 million, compared with working capital of $7.8 million at December 31, 2000. The primary reason for the decrease was the reclassification of the long-term borrowings that become due within one year to short-term obligations expected to be refinanced. (See Item
1. Financial Statements (Unaudited) -- Note 4 -- Credit Facility and Note 11 -- Subsequent Events.) In addition, restricted cash decreased $4.7 million related to the payment of the Subro-Audit Acquisition earn-out. HCRI's portion of the restricted cash was $2.5 million, which was used to pay down long-term borrowings.

     Net cash provided by operating activities was $2.2 million, a decrease of $2.5 million for the nine months ended September 30, 2001, compared to the same period in 2000, primarily as a result of the payment of $3.0 million during the quarter ended September 30, 2001 related to the DeGarmo lawsuit that was reported as settled in the year ended December 31, 2000.

     Net cash used in investing activities includes the $2.5 million released back to the Company from restricted cash related to the Subro-Audit Acquisition earn-out as discussed above. Purchases of property and equipment for the nine months ended September 30, 2001 were approximately $2.8 million, including the capitalization of $1.4 million of internally developed software. The Company anticipates capital expenditures for the year to be approximately $3.5 million.

     Net cash used in financing activities for the nine months ended September 30, 2001 reflects $2.0 million in net cash payments with respect to the Company's credit facility.

     On November 1, 2001, the Company entered into a revolving credit facility with National City Bank of Kentucky and the lenders named therein (the "Revolving Credit Facility"). The Company's obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. The Revolving Credit Facility carries a maximum borrowing capacity of $40 million and will mature October 31, 2004. Principal amounts outstanding under the Revolving Credit Facility will bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined fixed margin. At November 1, 2001, the interest rate was 5.75% based on the Prime Rate plus the fixed margin. At November 6, 2001, the interest rate was 4.03% based on the one-month Eurodollar Rate plus the fixed margin. The Revolving Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. At November 1, 2001, $11 million was outstanding under the Revolving Credit Facility. (See Item 1. Financial Statements (Unaudited) -- Note
4 -- Credit Facility and Note 11 -- Subsequent Events.)

     At September 30, 2001 and December 31, 2000, the Company reported on its balance sheets, as a current asset, restricted cash of $14.9 million and $21.6 million, respectively. Restricted cash at September 30, 2001 and December 31, 2000 represented claims recoveries effected by HCRI for its clients. At December 31, 2000, it also included an escrowed amount of $4.7 million for the potential earn-out in connection with the Subro-Audit Acquisition. At September 30, 2001 and December 31, 2000, HCRI reported on its balance sheets, as a current liability, funds due clients of $10.7 million and $12.4 million, respectively, representing claims recoveries to be distributed to clients, net of the fee earned on such recoveries.

     In light of its acquisition strategy, the Company is currently assessing its opportunities for capital formation. The Company believes that its available cash resources, together with the borrowings available under the Revolving Credit Facility and other potential sources of funding, will be sufficient to meet its current operating requirements and acquisition and internal development activities.

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

CONCENTRATION OF CLIENTS

     The Company provides services to healthcare plans that as of September 30, 2001 covered approximately 50.7 million lives. HCRI's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations. HCRI's largest client is UnitedHealth Group. For the nine month periods ended September 30, 2001 and 2000, UnitedHealth Group generated 27% and 24% of HCRI's revenues, respectively. The loss of this account could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company has recently become aware that the Ingenix strategic business unit of UnitedHealth Group ("UHG") has developed a subrogation recovery outsourcing service that competes with that of the Company. Ingenix, primarily a health data and information company, is offering its subrogation service to "internal clients" (i.e., health plans and self-insured employer groups served by Uniprise, the strategic business unit of UHG that provides claims administration) and unrelated "external" clients. The Company sells its subrogation recovery services to UHG through Uniprise, which is the entity with which the Company has its service contract. To date, the Company has received termination notices from Uniprise with respect to approximately 4.6 million lives that it believes have been awarded to Ingenix. Of those 4.6 million lives, approximately 3.3 million lives have not yet been reported as "lost" in the Key Operating Indicators table above, because the effectiveness of the termination has not yet occurred. Approximately 2.4 million of the lives were covered in a termination notice received by the Company on November 13, 2001. Year-to-date, the Company has acquired approximately 1.6 million lives from UHG, through its relationship with Uniprise.

     The Company is unaware of any executive-level decision at either UHG or Uniprise to favor Ingenix as the subrogation vendor for the so-called internal clients. However, there can be no assurance that such a decision will not be forthcoming or that even absent such a decision, that Ingenix will not compete away material portions of the Company's business with Uniprise's (and UHG's) "internal clients" or with "external clients."

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

     HCRI performs its services on a reasonable efforts basis and does not obligate itself to deliver any specific result. Contracts with its customers are generally terminable on 60 to 180 days' notice by either party, although in a few cases the contracts extend over a period of years. HCRI's contracts generally provide that in the event of termination, HCRI is entitled to complete the recovery process on the existing backlog or to receive a cash payment designed to approximate the gross margin that would otherwise have been earned from the recovery on the backlog of the terminating client. On September 30, 2001, HCRI had backlog of $1,389.3 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations", which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of FAS 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company will apply the provisions of FAS 141 to any future business combinations.

     Also, in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets", which establishes the accounting for goodwill and other intangible assets following their recognition. FAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. FAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, FAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS 142 is effective for the Company beginning on January 1, 2002. Upon adoption, the Company will be required to perform a transitional impairment test under FAS 142 for all goodwill recorded as of January 1, 2002. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. The impact of the adoption of FAS 142 on the Company's results of operations for all periods beginning on or after January 1, 2002 will be to eliminate amortization of goodwill. Management of the Company has not performed a transitional impairment test under FAS 142 and accordingly cannot estimate the impact of the adoption of FAS 142 as of January 1, 2002.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (FAS 143), "Accounting for Asset Retirement Obligations". FAS 143 is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company has not yet determined the effects of this standard on its financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 is effective for fiscal years beginning after December 15, 2001. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business segment. FAS No. 144 establishes a single accounting model, based on the framework established in FAS No. 121. The Company has not yet determined the effect of this standard on its financial statements.

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

  SERVICES TO THE PROPERTY AND CASUALTY INSURANCE INDUSTRY

     On February 14, 2001, the Company disclosed, among other things, its entry into the subrogation outsourcing market that serves property and casualty ("P&C") insurers. The Company is offering its services to the P&C market under the brand name "TransPaC Solutions". The Company currently provides subrogation outsourcing services to seven P&C clients, under various contractual arrangements including closed claims studies, referrals and full outsourcing. The Company has established a full-time direct sales force of three individuals experienced in P&C sales and marketing. The Company's target market for its P&C subrogation services is P&C insurers that have reported below average subrogation recovery results or for various other reasons are interested in outsourcing either all or a portion of their subrogation work.

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

     The Company previously disclosed that it expected to incur losses from TransPaC Solutions in 2001 of $0.05 to $0.07 per diluted share for the full year 2001, and that break-even operations would not be achieved until 2002. The Company now estimates that it will incur losses of $0.06 to $0.07 per diluted share for 2001 and still expects to achieve break-even operations in 2002. The Company estimates that it will earn gross margins comparable to its healthcare recovery services in providing P & C subrogation recovery services. The Company cautions that the foregoing forecasts and estimates are not guarantees of future performance and that actual results of TransPaC Solutions will be dependent upon future facts and circumstances, many of which are outside the control of management of the Company. See "Safe Harbor Compliance Statement on Forward Looking Statements" included as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and hereby incorporated herein by reference.

  TECHNOLOGY DEVELOPMENT

     During the nine months ended September 30, 2001, the Company incurred expenses of approximately $415,000 for research and development costs to develop new products for the insurance industry. The Company expects to incur additional expenses of between $1.3 million and $1.7 million for research and development with respect to these products over the next twelve months. In addition, as of September 30, 2001, the Company has capitalized approximately $764,000 of costs in accordance with accounting principles generally accepted in the United States of America for the development of software for sale to unrelated parties. The Company expects to capitalize additional costs of approximately $750,000 for such development over the next twelve months.

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

     In light of these market conditions, the Company began the internal development of a web-enabled subrogation software application. The Company will sell these products as an application service provider ("ASP"), under the trade name "Troveris", both to the health insurance and benefits market and to the P&C market. During the second quarter of 2001, the Company completed and is offering for sale a health insurance application. During the third quarter of 2001, the Company completed and offered for sale a commercially available P&C application.

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

     The Company anticipates that during the fourth quarter of 2001, it will begin migrating its own subrogation operations to the Troveris application. The Company currently expects the migration to be completed in the third quarter of 2002. At that time, the Company expects to abandon its legacy subrogation system, thereby reducing its technology expense, net of the expense of maintaining the Troveris application, by at least $600,000 per year. The Troveris application will also enable the Company to expand its ability to manage its knowledge workers via telecommuting arrangements. While the Company believes it can achieve the foregoing transition and corresponding reduction of expenses in the outlined timeframe, future facts and circumstances could change these estimates. See "Safe Harbor Compliance Statement for Forward-Looking Statements" included as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and hereby incorporated herein by reference.

     The Company is not aware of any competition in subrogation software in an ASP model for the health insurance industry, and it can only identify a single large competitor in the P&C insurance industry. This competitor is partially owned and controlled by a major P&C insurer, and the Company believes that this relationship will reduce the ability of the competitor to sell its services to other P&C insurers.

  STOCK REPURCHASE PLAN

     HCRI's Board approved a stock repurchase plan on March 12, 1999 under which the Company is authorized to repurchase, from time to time, up to $10 million of HCRI Common Stock in the open market, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $10 million of HCRI Common Stock or until it otherwise determines to terminate the stock repurchase plan. HCRI repurchased 19,500 shares of its own stock during the three and nine months ended September 30, 2001, at an average price of $4.02. From inception of the program through September 30, 2001, the total number of repurchased shares is 1,792,265 at a cost of $7.1 million, or an average cost of $3.97 per share. All of the reacquired shares of Common Stock through September 30, 2001 are reflected as treasury stock on the accompanying Condensed Balance Sheets (Unaudited).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     An element of market risk exists for the Company from changes in interest rates related to its Revolving Credit Facility, which matures October 31, 2004. The impact on earnings and value of any debt on the Company's balance sheets are subject to change as a result of movements in market rates and prices as a portion of the Revolving Credit Facility is subject to variable interest rates. However, the Company does not expect changes in interest rates to have a material effect on its financial position, results of operations or cash flows in 2001. As of November 6, 2001, the Company had $11.0 million outstanding under its Revolving Credit Facility. Through the interest rate swap contract the Company has entered into, the Company has fixed the interest rate on $4 million of the Revolving Credit Facility at 5.41% or 5.66% (contingent on the status of a financial ratio). The remaining $7 million outstanding had an interest rate of 4.03%. See Part I. Financial Statements. Note 11 -- Subsequent Events and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

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

     The Company has, since its founding in 1988, been involved with many litigation matters related to its subrogation business, sometimes as a defendant and sometimes on behalf of its defendant client. Plaintiffs' attorneys attempting to defeat the clients' subrogation liens often threaten litigation against the Company and its clients as a negotiating tactic. Most of the lawsuits that have been filed against the Company or its clients concern the entitlement to recover a specific, individual subrogation claim or the amount of the subrogation claim. Typically, these actions do not ask for punitive damages, are not pled as class actions, and do not have wide implications with respect to the Company's ongoing business practices.

     To date, however, the Company has encountered seven noteworthy instances in addition to the lawsuits described under "-- Current Litigation", in which lawsuits were filed against it or its clients that sought punitive damages, were pled as class actions or otherwise made claims or requested relief that could have materially affected the Company's business practices. The risk profile for this sort of business practices litigation includes not only the usual considerations of the potential amount, effect, and likelihood of loss, but also specifically the potential for punitive damages and class certification, the possible effects of an adverse verdict on the Company's business practices, and the likelihood of specific plaintiffs' attorneys bringing similar actions in other jurisdictions.

     Each of these cases has been completely resolved, by decision of a court or settlement by the parties, but prior to resolution the Company did not regard all of these cases as being material in and of themselves. In management's opinion, these seven cases share a common profile with each other and with the lawsuits described below under the caption "-- Current Litigation".

     Four of the seven lawsuits named the Company as a defendant and were pled as class actions. Two of the cases, one filed in federal court and the other in state court, alleged that the Company violated state and federal laws on fair debt collection practices. In the state court action, the court granted the Company's motion for summary judgment on all claims in the complaint, which the court of appeals affirmed. In the federal court action, the Company settled the matter, prior to the court's ruling on the Company's motion for summary judgment, for a nominal amount.

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

     Although the Company was not named as a defendant in any of them, there have been three other lawsuits involving the Company's clients that implicated the Company's business practices. The complaints in these cases alleged, among other things, violation of state law with respect to the payment of plaintiffs' attorneys' fees and unfair trade practices, violation of the federal Health Maintenance Organization Act of

1973, misrepresentation of the rightful amounts of subrogation claims, and impermissible enforcement of recovery rights. Two of these cases resulted in judgments in favor of the Company's clients after litigation of the merits before trial and appellate courts. The other case was settled for an immaterial amount.

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

CURRENT LITIGATION

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

     In response to the defendants' motion, on February 28, 2001, the court rendered its opinion and entered an order dismissing all of the plaintiff's claims with the exception of the plaintiff's claim for attorney fees, which remains pending before the court for disposition. On March 14, 2001, HCRI filed an answer to the Complaint denying all of the plaintiff's allegations. Also on March 14, 2001, the plaintiff filed a motion to alter or amend the court's ruling on the motion to dismiss. The court has ordered additional discovery related to the motion but has not yet ruled on the motion, nor has the court addressed the issue of class certification.

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

     On March 12, 2001, a Complaint ("Complaint") was filed against HCRI in the United States District Court for the Eastern District of Louisiana, in a putative class action brought by Kyle M. Hamilton. In that action, Hamilton v. Healthcare Recoveries, Inc., No. 01-650, plaintiff asserts that HCRI's subrogation recovery efforts on behalf of its clients violate certain Louisiana state laws, the federal Fair Debt Collection Practices Act and the Louisiana Unfair Trade Practices Act. The Complaint alleges that HCRI intentionally and negligently interfered with the plaintiff's and the putative class members' rights to settle certain personal injury claims. The Complaint further alleges that HCRI unlawfully pursued subrogation and reimbursement claims that plaintiff asserts are unenforceable because the clauses in HCRI's clients' coverage documents that create such recovery rights are rendered null and void by Louisiana statutes that generally prohibit coordination of benefits with individually underwritten insurance coverages. Plaintiff purports to represent a class consisting of all persons covered under group health policies that were issued or delivered in the State of Louisiana and who received any communication from HCRI attempting to enforce any clauses that allegedly were rendered null and void by Louisiana law. Plaintiff seeks on behalf of the purported class compensatory and statutory damages, interest, costs, attorneys' fees and such additional damages and relief as may be allowed by any applicable law. On July 17, 2001, the court granted a Motion for Summary Judgment filed by HCRI as concerned the plaintiff's Fair Debt Collection Practices Act claim, dismissing those claims with prejudice. The Court denied HCRI's Motion for Summary Judgment, without prejudice to the right of HCRI to reassert its Motion, with respect to the plaintiff's state law claims. The Court ordered that the parties submit Memoranda addressing whether the Court still had subject matter jurisdiction, given dismissal of the federal claim. On August 21, 2001, the Court ruled that it lacked subject matter jurisdiction, thus dismissing the remaining claims, without prejudice. On August 31, 2001, the plaintiff filed a Motion for Reconsideration of the Court's Ruling with regard to subject matter jurisdiction and also filed a Motion for Leave of Court to file an Amended Complaint, seeking to add new theories of recovery against HCRI based upon state law. On October 3, 2001, the Court denied both motions. Plaintiff recently filed an appeal to the 5th Circuit United States Court of Appeals.

     In addition to filing the appeal in federal court, the Hamilton plaintiff on October 1, 2001 filed a new complaint in the Civil District Court for the Parish of Orleans, Louisiana, in a putative class action styled Hamilton v. Healthcare Recoveries, Inc., 2001-15989. This state court action asserts claims substantially similar to those in the federal court action. HCRI has not yet filed a response to the Complaint.

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

     (b) Reports on Form 8-K

                                                   FINANCIAL
                                                   STATEMENTS
ITEM REPORTED                                        FILED      DATE OF REPORT      FILE DATE
-------------                                      ----------   --------------   ---------------
Item 5 -- Text of South Carolina Litigation Press
  Release........................................      No        July 16, 2001     July 17, 2001
Item 5 -- Text of Earnings Release and Slide Show
  Presentation...................................      No       August 7, 2001   August 13, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEALTHCARE RECOVERIES, INC.

          Date: November 14, 2001                            /s/ PATRICK B. MCGINNIS
--------------------------------------------       --------------------------------------------
                                                               Patrick B. McGinnis
                                                             Chairman, President and
                                                             Chief Executive Officer

          Date: November 14, 2001                             /s/ DOUGLAS R. SHARPS
--------------------------------------------       --------------------------------------------
                                                                Douglas R. Sharps
                                                   Executive Vice President and Chief Financial
                                                    Officer Principal Financial and Accounting
                                                                     Officer