Form 10-K405
period 2001-12-31
TROVER SOLUTIONS INC
filed 2002-03-27
CIK 858629

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

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________TO ____________

                         Commission File Number 0-22585

                             TROVER SOLUTIONS, INC.
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

                                      HEALTHCARE RECOVERIES, INC.
                         (Former name, former address and former fiscal year,
                                     if changed since last report)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of March 19, 2002, 9,549,466 shares of the Registrant's Common Stock, $0.001 par value, were outstanding. The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant as of March 19, 2002 was approximately $58,251,742 (based on the last sale price of a share of Common Stock as of March 19, 2002 ($6.10)), as reported by The Nasdaq National Market.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2002 are incorporated herein by reference in
Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM:                                                                  PAGE
-----                                                                  ----
                                  PART I
  1.    Business....................................................     1
  2.    Properties..................................................    13
  3.    Legal Proceedings...........................................    14
  4.    Submission of Matters to a Vote of Security Holders.........    19
        Supplementary Item. Certain Risk Factors....................    19
                                  PART II
  5.    Market for the Registrant's Common Equity and Related
        Stockholder Matters.........................................    19
  6.    Selected Financial Data.....................................    20
  7.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................    21
 7A.    Quantitative and Qualitative Market Risk Disclosures........    35
  8.    Financial Statements and Supplementary Data.................    36
  9.    Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosures...................................    54
                                 PART III
 10.    Directors and Executive Officers of the Registrant..........    54
 11.    Executive Compensation......................................    54
 12.    Security Ownership of Certain Beneficial Owners and
        Management..................................................    54
 13.    Certain Relationships and Related Transactions..............    54
                                  PART IV
 14.    Exhibits, Financial Statement Schedules and Reports on Form
        8-K.........................................................    54

     THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-K, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS OR CIRCUMSTANCES, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Trover Solutions, Inc. (formerly Healthcare Recoveries, Inc., hereinafter referred to as the "Company"), a Delaware corporation, believes it is a leading independent provider of outsourcing of subrogation and certain other medical claims recovery and cost containment services to the private healthcare payor industry in the United States, based on the Company's experience and assessment of its market. The Company's primary business is medical claims recovery, and its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance. The Company's other medical claims recovery services include (1) the auditing of the bills of medical providers, particularly hospitals, for accuracy, correctness and compliance with contract terms ("provider bill audit"), and (2) the recovery of overpayments attributable to duplicate payments, failures to coordinate benefits and similar errors in payment. The Company offers its healthcare recovery services on a nationwide basis to health maintenance organizations ("HMOs"), indemnity health insurers, self-funded employee health plans, companies that provide claims administration services to self-funded plans (referred to as "third-party administrators"), Blue Cross and Blue Shield organizations and provider organized health plans. Current clients include UnitedHealth Group, Humana Inc., Kaiser Permanente, The Principal Financial Group and Group Health, Inc. The Company had 49.1 million lives under contract from its clientele at December 31, 2001, a 6% decrease from December 31, 2000.

     In February 2001, the Company announced that it had begun offering subrogation recovery services to the property and casualty insurance industry, and that it was developing for sale to the healthcare insurance and property and casualty insurance industries a web-enabled subrogation software application. See "-- Business Developments".

ORGANIZATIONAL STRUCTURE

     The Company was incorporated on June 30, 1988 under the laws of the State of Delaware. The Company was co-founded by its present Chief Executive Officer and was initially funded by two venture capital investors. The Company operated as an independent entity until August 28, 1995, when Medaphis Corporation ("Medaphis"), a Delaware corporation, acquired the Company for approximately $79.1 million in a stock-for-stock exchange accounted for as a pooling of interests. Medaphis sold the Company in an initial public offering in May 1997. The Company is now publicly held and is traded on The Nasdaq National Market under the symbol "TROV".

ACQUISITIONS

     On January 25, 1999, the Company acquired the assets and certain liabilities of Subro-Audit, Inc., a Wisconsin corporation ("SAI"), and a related entity, O'Donnell Leasing Co., LLP, a Wisconsin limited liability partnership ("ODL" and, together with SAI, "Subro Audit"), for approximately $24.4 million (the "Subro Audit Acquisition"), using available unrestricted cash. The Company paid an additional $5.3 million pursuant to an earn-out arrangement. The final amount of $2.5 million was paid on June 7, 2001, and $2.8 million was paid on May 18, 2000. Approximately $4.7 million was held in escrow for the potential earn-out and was included in restricted cash at December 31, 2000. SAI is based in Wisconsin and provides subrogation recovery services with respect to an installed base of lives, which are covered by insurers, HMOs and employer-funded plans, throughout the United States of America. The Subro Audit Acquisition was accounted for using the purchase method of accounting.

     On February 15, 1999, the Company acquired the assets and certain liabilities of MedCap Medical Cost Management, Inc., a California corporation ("MedCap"), for approximately $10 million, using available unrestricted cash and borrowed funds (the "MedCap Acquisition" and, together with the Subro Audit Acquisition, the "Acquisitions"). The Company paid approximately $4.8 million from February 15, 2000 through January 15, 2001 pursuant to an amendment to the original earn-out agreement. MedCap provides a variety of medical cost management services to health insurers and HMOs, primarily in California. These services include provider bill auditing, contract compliance review, identification of certain other payments, and cost management consulting services. The MedCap Acquisition was accounted for using the purchase method of accounting.

STRATEGY

     The Company intends to pursue a two-fold growth strategy. First, with respect to its existing healthcare recovery business, the Company will focus on
(i) servicing its existing client base, (ii) selling and installing the additional lives covered by contracts with existing clients and (iii) selling and installing new clients and cross-selling expanded product offerings. During 2000, the Company placed in service and began to earn revenue from an internally developed service that offers its clients the ability to detect, audit and recover a variety of claims overpayments. The Company will continue to explore strategic acquisitions which meet its selection criteria and develop new service products internally. See "-- Business Developments".

     Under the second aspect of its growth strategy, the Company intends to extend its systems-driven, process-oriented approach, through acquisitions and internal development, to outsourcing opportunities in the insurance industry, including both healthcare and property and casualty. The defining characteristics of the Company's business model are (i) the ability to automate clerical and administrative tasks, using sophisticated and proprietary computer applications; and (ii) the ability to standardize and scale work using process management and classical work measurement techniques. Using this model, the Company believes that it can dramatically increase the productivity of the skilled knowledge workers who make up its labor force, and successfully implement pricing strategies that will reward the Company for those productivity gains. See "-- Business Developments".

     The Company believes that future development opportunities are likely to be characterized by outsourcing business services that will produce predictable and recurring revenue streams; competitive advantages from effective process management, proprietary systems and the provision of knowledge-rich services; the development of niche markets; value-based pricing; and a non-exclusive focus on healthcare information services.

INDUSTRY

     The Company's main focus of business is the outsourcing of recovery services. The Company believes that in recent years businesses have increasingly outsourced non-core specialized business functions. Because of expertise and economies of scale, companies that provide specialized services are often able to deliver the requisite service at lower costs or with greater effectiveness than could be achieved by their clients.

     Although the Company has historically provided recovery services to healthcare payors, in late 2000, it entered the subrogation outsourcing market that services property and casualty insurers. During 2001, it also began to offer for sale a web-enabled subrogation software application for sale to both healthcare payors and property and casualty insurers. See "-- Business Developments".

     Outsourcing to Healthcare Payors. Since the late 1980s, healthcare payors have experienced increasing (i) price competition, (ii) regulatory complexity and related administrative burdens, (iii) costs of healthcare claims, and (iv) average age of the insured population. These factors, resulting from the rapid growth of managed care, improvements in medical technology, consumer-oriented political pressure and an aging U.S. population, tend to result in healthcare payors concentrating their resources on their core business. This, in turn, provides on-going opportunities for enterprises, like the Company, which are able to perform non-core business functions on behalf of healthcare payors.

     The recovery process is complex and although many healthcare payors operate internal recovery departments, the Company believes that these departments are not generally as effective per insured life as the

Company's operations. The Company believes that (i) the relatively small size of recoverable funds as a percentage of claims paid, (ii) the need for healthcare payors to focus on core competencies and (iii) the complexity of the recovery process and economies of scale will continue to provide opportunities for growth of the Company.

     Subrogation Recovery Rights of Healthcare Payors. By contract and state law, healthcare payors are generally entitled to certain rights with respect to paid healthcare claims that may be the primary obligation of other insurance carriers. For example, an HMO may pay the hospitalization and related health expenses of a member who is injured in an automobile accident. However, the party responsible for the accident is generally liable to the injured person for the damages arising from the injury, which include lost wages, property loss, pain and suffering and medical benefits. The responsible party usually has a liability insurance policy that will pay covered damages, including medical benefits, upon the acceptance of the injured party's claim. The healthcare payor actually providing or paying for the medical benefits conferred on the injured party (in this example, an HMO) may have a variety of rights through which it is entitled to recover the value of such medical benefits from the responsible party and the responsible party's liability insurer.

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

     Provider Bill Audit Rights of Healthcare Payors. By contract, healthcare payors are generally entitled to certain audit rights with respect to healthcare claims presented to them for payment by medical providers. Providers may bill healthcare payors under a variety of pricing regimes, including standard fee-for-service charges, discounted fee-for-service charges, case rates, per diem rates, and charges based on stop-loss insurance thresholds. In addition, Medicare risk claims that are paid under a variety of arrangements, including federally mandated payment methodologies, are also generally subject to audit by the payor.

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

     The industry conditions described above have contributed to the growing need for a cost-effective provider of subrogation and other recovery products and services. The Company believes that it is a leading independent provider of outsourcing of subrogation and certain other related medical claims recovery and cost containment services to the private healthcare payor industry in the United States. The Company's success is a result of the implementation of its recovery processes, the skill and knowledge of its employees, its approach to sales and marketing, its client base, and its proprietary information management systems, all as described below.

THE RECOVERY PROCESS

     The Company utilizes recovery processes to implement its post-payment cost containment services, which include subrogation, provider bill audit and overpayment recovery services. The Company uses proprietary and other software and various business processes to identify those claims that have recovery potential. Client-specific threshold dollar amounts are utilized to identify files where its clients may have a recovery right for subrogation for the medical benefits provided. In the case of provider bill audit services, the Company utilizes specific threshold dollar amounts to investigate proper payment for medical procedures. To identify overpayment recovery opportunities, typically all paid claims for a fixed period are analyzed on a rolling quarterly basis.

     Following the identification and investigation of identified claims, the Company proceeds to recover from the financially responsible party the value of those covered medical benefits provided. The Company has automated this complex processing of all raw data and the management, follow-up and generation of correspondence. The use of automated processes substantially increases productivity and enables specially trained personnel to focus more intensely on matters requiring their professional judgement and expertise. The automated processes also allow the Company to pursue claims that would otherwise be deemed too small to pursue economically. The Company believes that its ability to effectively recover a broad range of claim sizes is an important competitive advantage in the market. In addition to automating the recovery processes, the Company's proprietary software and other systems generate significant operations and management information, which enables the Company to employ production and quality standards in the context of providing specialized services.

     The recovery process has been refined to four major, interrelated steps:
(i) automated identification of potentially recoverable claims provided electronically by its clients; (ii) investigation of potentially recoverable claims; (iii) assertion and management of potentially recoverable claims; and
(iv) negotiation and settlement of claims. The Company dedicates staff with specialized skills to individual services to optimize recoveries. The recovery process for each healthcare recovery service is described below.

 Healthcare Subrogation Services

     Automated Identification of Claims with Recovery Potential. The Company's specialty is using systematic identification methods to determine which files to pass on to the investigation stage. The automated selection, analysis and processing of raw claims data are handled primarily through the Company's proprietary selection software. Information regarding diagnoses, the cost of treatments, insured demographics (names, addresses and telephone numbers, etc.) and related claims is provided to the Company electronically by the healthcare payor. The automated systems include direct connections to the Company's clients' claims information systems, subject to various security controls to limit access internally. The Company's trained staff identifies, sorts, vets and organizes raw claims data into usable form, essentially engaging in "data mining".

     The primary vehicle for the identification of injured insureds is an automated analysis of the clients' claims data. This system identifies potentially recoverable claims and, using client-specific protocols, opens an on-line electronic file for such claims. After files are opened, the systems automatically track the addition of medical expenses to these files, so that they are updated as additional expenses are paid. Since its inception, the Company has automatically opened over 45.2 million of such on-line files.

     Investigation of Potentially Recoverable Claims. By focusing investigations only on those cases with the greatest potential for recovery, the Company minimizes member contacts and maximizes recovery potential. Subrogation recoveries are typically related to accidental injuries. Claims may involve automobile accidents, property and premises injuries, workers' compensation, product liability or medical malpractice. When a file of claims reaches a value predetermined by the Company, the system automatically generates a series of inquiry letters that are sent to the injured insured. These individuals respond by calling the Company's customer service department to provide the facts of the accident. The Company also initiates phone calls if the insured does not respond to the inquiry letters in a reasonable period of time. Historically, approximately 90% of the injured insureds ultimately respond to the Company's inquiries and approximately 18% of the claims investigated by customer service representatives are classified as recoverable. Once a file of related claims is identified as recoverable, the system updates the backlog and assigns the file to the appropriate recovery person who begins the assertion and management of recoverable claims. Since its inception, the Company has investigated over 7.8 million accidents.

     Assertion and Management of Potentially Recoverable Claims. The workflow performed by the various recovery personnel is directed and guided step-by-step by the Company's proprietary and other software. The Company's systems document activity on the claim files and provide an interconnected record of correspondence and notes taken by the recovery personnel with respect to each file. The Company recovery personnel annotate the files on-line, as necessary, to document progress, developments and status and otherwise maintain the history of each claim.

     Once a file of claims is classified as recoverable, the Company recovery personnel, who are required to undergo extensive training, proceed to assert the recovery rights of the Company's clients and track the claims' history and development. The employees contact all necessary parties to inform them of the existence and value of the recovery claim. These parties generally include the liability insurer for the responsible party, the insured and the insured's attorney, if any, in conjunction with the claim. Recovery personnel maintain contact with the parties involved, including the responsible party (or insurance carrier), until the claim is settled. Settlement may not occur until several years after the claim was originally paid. During this phase of the recovery process, approximately 40% of the amounts initially entered into backlog (the dollar amount of potentially recoverable claims that the Company is pursuing) as recoverable are rejected, in which case further activity is terminated and backlog is reduced.

     Negotiation and Settlement of Claims. The recovery process culminates in the negotiation and settlement of claim files. Within the settlement guidelines established by each client and the Company's standard operating procedures, recovery personnel close recoverable files and remove them from backlog by making recoveries or by rejecting files and terminating recovery efforts. Once a settlement is made and recorded in the system, receipt of cash is anticipated and monitored by the responsible employee. Cash receipts are posted to the credit of the appropriate client.

     Claims remain the property of the Company's clients and litigation is commenced solely at their written direction. Similarly, clients may terminate litigation or other recovery efforts at any time for any reason. The Company customarily bears the cost of legal services as part of the services to its clients. The Company has established what it believes are cost-effective relationships with providers of legal services, including its relationship with Sharps & Associates, PSC, a law firm solely owned by Douglas R. Sharps, the Company's Executive Vice President -- Finance and Administration, Chief Financial Officer and Secretary. This law firm employs 29 attorneys, 18 paralegals and 1 administrative assistant at its offices in Louisville, Kentucky; Pleasanton, California; Chicago, Illinois; Tampa, Florida; Pittsburgh, Pennsylvania; Dallas, Texas; Milwaukee, Wisconsin; and Locust Grove, Virginia. Mr. Sharps receives no financial or other personal benefits from his ownership of the firm. See Note 7 in Item 8. "Financial Statements and Supplementary Data".

     Although some subrogation recoveries will be made during the first year of service, the average time to make a recovery is 18 to 24 months from installation, with substantially all recoveries made by the sixth year. The timing of recoveries is driven by the payment cycle of claims (which is the source of recoveries made by the Company) and circumstances specific to each claim (e.g., identification of responsible party, responsiveness of responsible party, cooperation of parties involved, factual complexity and litigation). The amount of claims recoveries made by the Company on behalf of a client is generally less than the amount of backlog generated on behalf of such client. This is for a number of reasons, including (i) the inadequacy of insurance coverage or other available source of funds to pay the claim; (ii) the absence of third-party liability; or (iii) the settlement of the claim for less than full value in accordance with the Company's established policies.

     Historically, approximately 64% of the Company's recoveries on behalf of clients involved automobile liability insurance, 15% involved premises liability insurance, 9% involved workers' compensation insurance and 12% involved product liability or other insurance.

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

     Assertion and Management of Potentially Recoverable Claims. The workflow performed by the various audit personnel is directed and guided step-by-step by the Company's proprietary and other software. Registered nurses review provider bills line by line to determine if inaccuracies exist. This review is completed on-site at the provider facility where the medical record exists. These audits benefit any health plan that pays a portion of a claim based on a percent of billed charges. Nurse auditors review the total claim file to compare the medical record to the line item bill to ascertain that a physician ordered the service performed, the supplies billed were actually used and the medication billed was actually administered. The nurse auditor also verifies that the billing is in compliance with the provider contract and that stoploss or outlier provisions are correctly billed. Historically, provider bill audits have resulted in savings of approximately 5% to 6% of the aggregate amount of billed charges audited.

     Negotiation and Settlement of Claims. Once the audit is completed, the Company reviews its findings with a provider representative to reach agreement. If there is no response from the provider within forty-five days, the audit results are considered final and the claim is closed. The savings are reported to the client for recoupment or the Company will collect them from the provider.

 Overpayment Recovery Services

     Automated Identification of Claims with Recovery Potential. Healthcare payors are generally entitled to recover from contract providers claims paid in error or where the payor's obligation is secondary to another payor (i.e. coordination of benefits). The automated selection, analysis and processing of raw claims data are handled primarily through the Company's proprietary selection software. This software identifies potential claims adjudication errors based on the provisions contained in the clients' various health plan and provider contracts.

     Investigation of Potentially Recoverable Claims. Suspected overpayments are identified and classified by type, then reviewed and researched by experienced claims analysts, who specialize in particularly complex types of overpayments, including coordination of benefits and Medicare. Based on historical experience, approximately 10% of reviewed claims generate recoveries.

     Assertion and Management of Potentially Recoverable Claims. The workflow performed by the claims recovery personnel is directed and guided step-by-step by the Company's proprietary and other software. Suspected overpayments are verified based upon the claims analysts' research.

     Negotiation and Settlement of Claims. Once an overpayment is verified it is forwarded to a unit specializing in collections for recovery. Historically, approximately 80% of verified overpayments have been collected. The Company recovers the money for its clients through its collection function or reports the overpayments to the client for recoupment from claims paid to that provider prospectively, where the right of off-set is present in the payor's contract.

EMPLOYEES

     The Company employs, and facilitates the development of, skilled knowledge-workers. The Company maintains an extensive in-house training program, which it believes is attractive to employees and essential in developing the necessary industry-specific skills. The Company believes a tight labor market, in general, could affect future hiring. The Company employed approximately 698 persons as of December 31, 2001.

     The Company requires all employees to enter into confidentiality and nondisclosure agreements, which generally prohibit them from divulging confidential information and trade secrets after they terminate employment. Employees are also required to enter into non-compete agreements, preventing them from working for a competitor during the first year after employment is terminated. In addition, the Company's customers generally agree not to employ the Company's employees during the client's contract term plus a specified period.

     The Company's employees are not represented by a labor union or a collective bargaining agreement. The Company regards its employee relations as good.

MARKETING, SALES AND CLIENT SERVICE

     The Company primarily markets to and contracts with healthcare payors, including HMOs, other types of managed healthcare plans, indemnity health insurers, self-funded employee health plans, insured healthcare plans, third-party administrators, Blue Cross and Blue Shield organizations and provider organized health plans. The Company employs a staff of sales managers, a marketing manager and client services managers. Sales are made directly through contacts with prospective clients, trade show presentations and employer seminars. Additional business is also generated from existing clients, which have expanded their business by growth or acquisitions or which have business segments not already under contract with the Company.

     Due to the nature of the business, the sales process is lengthy and involves demonstrating to prospective clients that the Company's economies of scale, proprietary processes and value-added services allow (i) the Company to generate and return to the clients a greater dollar amount of recoveries than the clients' in-house recovery department and (ii) the clients to focus greater resources on core business functions. New customer relationships are often established through pilot programs, which have typically lasted 12 to 18 months.

     Complementing the technical aspects of the recovery process, the client support function is primarily responsible for communications with clients and problem resolution. To facilitate strong working relationships, individual members of the client services staff are assigned to specific clients. The Company believes that its investment in resources to resolve a wide variety of business issues with clients is an important factor in obtaining customers and maintaining good business relationships. During the year ended December 31, 2001, the Company lost eight clients representing approximately 6.3 million lives. Terminations occurred due to, among other things, consolidations of healthcare payors, bankruptcy, the selection of another vendor, or because the process was taken in-house. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Key Operating Indicators".

CLIENT BASE

     The Company provides services to healthcare plans that as of December 31, 2001 covered approximately 49.1 million lives. The Company's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations.

     Major clients include the following:

HealthNet                        UnitedHealth Group
Humana Inc.                      The Principal Financial Group
General American Life Insurance  Blue Cross of California, a division of
Group Health, Inc.               WellPoint Health Network Inc.
FIRST HEALTH                     Kaiser Permanente

     The Company's largest client is UnitedHealth Group. During the years ended December 31, 2001, 2000 and 1999, UnitedHealth Group generated 27%, 24% and 23% of the Company's revenues, respectively. The loss of this account could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company received from UnitedHealth Group ("UHG"), through its Uniprise strategic business unit, termination notices regarding subrogation recovery services covering approximately 1.3 million lives as to which the Company ceased during 2001 to receive new claims data and, therefore, to identify new recoverable files. These terminations are reported as "lost" in the Key Operating Indicators table (See Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Results of Operations"), but are offset by the approximately 1.8 million UHG lives added to service during the year ended December 31, 2001. The total UHG lives sold and installed at December 31, 2001 were approximately 14.8 million.

     Moreover, the Company received from Uniprise termination notices regarding subrogation recovery services covering approximately 4.7 million lives as to which the Company will cease during 2002 to receive new claims data and, therefore, to identify new recoverable files. These terminations are not reported as "lost" in the Key Operating Indicators table referred to above because the effective dates of the terminations occur in 2002. The Company has learned from UHG that all of this terminated business (i.e., 6 million lives) will be serviced by UGH's Ingenix strategic business unit.

     The Company expects that it will continue to recover from the backlog it has created for the terminated portions of the UHG business for 5 to 6 years after the effective dates of the terminations. The Company further expects that 60% to 70% of that UHG backlog will be recovered within 36 months of the effective dates of the terminations. Moreover, the Company does not anticipate that any of these UHG terminations will affect its previously published guidance on 2002 financial results from subrogation services. However, to the extent that the Company does not replace the business terminated by UHG, future subrogation recoveries and revenues will be diminished by the UHG terminations.

     The Company believes, based on information derived from Uniprise, that approximately 55% of the total UHG book of business that the Company serviced at December 31, 2001 -- approximately 14.8 million lives -- are from either self-insured employer groups that receive claims administration services from Uniprise or health plans that are under a management contract with UHG. The Company believes that neither UHG nor Uniprise controls these self-insured employer groups and managed health plans (i.e., "external clients") in the selection of their subrogation vendor and that the Company may, therefore, sell its recovery services directly to these external clients following any current or future UHG terminations. The Company intends to compete vigorously for the subrogation and other recovery business of these external clients against Ingenix as well as any other vendors.

     The Company's revenues are earned under written contracts with its clients that generally provide for contingency fees from recoveries under a variety of pricing regimes. The pricing arrangements offered by the Company to its clients include a fixed fee percentage, a fee percentage that declines as the number of lives covered by the client and subject to the Company's service increases and a fee percentage that varies with the Company's recovery performance.

     The Company performs its services on a reasonable efforts basis and does not obligate itself to deliver any specific result. Contracts with its customers are generally terminable on 60 to 180 days' notice by either party, although in a few cases the contracts extend over a period of years. The Company's contracts generally provide that in the event of termination, the Company is entitled to complete the recovery process on the existing backlog or to receive a cash payment designed to approximate the gross margin that would otherwise have been earned from the recovery on the backlog of the terminating client. On December 31, 2001, the Company had backlog of $1,414.8 million.

COMPETITION

     The Company competes primarily with the internal recovery departments of potential customers and other outsource recovery service vendors. To the Company's knowledge, there are two smaller, but significant, independent providers of subrogation recovery services in addition to the Company. There are two different vendors that provide competitive overpayment recovery outsourcing services, as well as three national companies that provide competing provider bill auditing services.

     The Company believes that there are barriers to entry in the bulk of its market, including process expertise, capital requirements necessitated by the unusually long revenue cycle in the recovery industry, assembling and training a qualified and productive employee base possessing appropriate industry expertise, and an information processing system designed to aid investigators and examiners engaged in the recovery process. However, there are participants in the healthcare, insurance, transaction processing and software development industries that possess sufficient capital, and managerial and technical expertise to develop competitive services.

PROPRIETARY INFORMATION MANAGEMENT SYSTEMS

     General. The Company's computer systems consist of inter-related proprietary software programs that function as automated data and process management systems. The Company holds a copyright registration from the United States Copyright Office on the software (the "SubroSystem") that supports its subrogation operations. The Company utilizes other proprietary systems to support its provider bill audit operations. See also "-- Business Developments".

     Quality and Management Controls. The computer systems control, measure and generate reports on the recovery processes. From data recorded in these systems, a series of financial reports are generated for clients that allow them to monitor the Company's success in making recoveries on their behalf. The data used for financial reports are also used to produce a wide array of accounting and management information used by the Company to operate its business. The Company employs a variety of quality control techniques to ensure consistently high-quality service.

LEGAL AND REGULATORY ENVIRONMENT

     The healthcare industry is subject to numerous regulations, which may adversely affect the Company's business. In addition to laws and regulations affecting healthcare and insurance, changes in federal fair debt collection regulations may also adversely affect the Company's business.

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

  Health Insurance Primacy Laws

     Auto Choice Reform Act. During May 2001, Congress proposed legislation known as the Auto Choice Reform Act of 2001 (the "Proposed Act"). Similar bills were introduced but not enacted in each of the two previous Congresses. Under the Proposed Act, in those states not opting out of its provisions, individual drivers would be able to choose to be covered by an auto insurance system in which healthcare insurers, with some exceptions, may be unable to recover for healthcare costs incurred by those injured in automobile accidents. Consequently, even if the insured's injuries were caused by the negligence of another driver, the healthcare insurer might have no rights of recovery against the negligent party or that party's liability insurer. Revenue generated from recoveries against automobile liability insurers historically represented approximately 64% of the Company's revenues. Should similar legislation be enacted, it could have a material adverse effect on the Company's business, results of operations and financial condition.

     Proponents of the Proposed Act assert that (i) the costs of operating a motor vehicle are excessive due to legal and administrative costs associated with the processing of claims under the fault-based liability system; and (ii) the costly fault-based liability insurance system often fails to provide compensation commensurate with loss and takes too long to pay benefits. Even if the Proposed Act is not introduced in Congress again in the future, these policy reasons may result in future legislation designed to significantly alter the fault-based liability system used in most states, eliminate recovery rights of healthcare insurers and materially adversely affect the Company's business.

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

  Confidentiality Laws

     Confidentiality Provisions of the Health Insurance Portability and Accountability Act of 1996 and Related Regulations. On December 28, 2000, the Secretary (the "Secretary") of Health and Human Services ("HHS") published the Standards for Privacy of Individually Identifiable Health Information (65 Fed. Reg. 82462 (2000)) (the "Rules"). The Rules, which deal with the use and disclosure of health information, implement certain requirements of the Administrative Simplification subtitle of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The Rules became effective on April 14, 2001. Health plans, health care clearinghouses, and certain health care providers covered by the Rules ("Covered Entities") generally have to comply by April 14, 2003. The Rules prescribe the manner in which Covered Entities are permitted or required to use and disclose individually identifiable health information subject to the Rule's requirements, known as "protected health information." The Rules also require Covered Entities to implement certain "administrative" requirements, such as establishing relevant policies and procedures, designating a privacy official responsible for the development and implementation of the policies and procedures, and training affected members of the workforce regarding the policies and procedures. The Rules establish a complex regulatory framework on a variety of subjects, including, but not limited to, (a) disclosures and uses of protected health information that require patient consent or authorization, (b) individuals' rights to access and to amend their protected health information, and (c) individuals' rights to receive notice of Covered Entities' practices with respect to protected health information.

     In addition, the Rules affect third parties to the extent any of them acts as a "business associate" of a Covered Entity. The Company will be a business associate of customers that are Covered Entities, such as health plans. For a Covered Entity to meet its business associate obligations under the Rules, the Covered Entity and its business associates must enter into contracts that meet certain requirements the Rules set forth. A business associate to a Covered Entity is not directly subject to the Rules, but it will be subject to certain similar requirements imposed through its business associate contract. Significantly, however, the Rules do not require business associate contracts to obligate business associates to implement the "administrative" requirements the Rules impose upon Covered Entities. If, however, a Covered Entity becomes aware of a pattern of activity or practice of a business associate that constitutes a material violation of the business associate's obligations under the contract, the Rules require the Covered Entity to take reasonable steps to end the violation and, if such steps are not successful, terminate the contract with the business associate.

     In August 2000, HHS also issued, pursuant to HIPAA, a final rule establishing transaction standards and code sets. The final rule, which has a compliance deadline of October 16, 2003, adopts standards that must be used if one health care provider or health plan conducts certain electronic transactions with another health care provider or health plan. The final rule mandates the use of certain code sets in connection with the standard transactions. In addition to the transaction standards and code sets, HHS has published a set of regulations dealing with the physical security of health information maintained or transmitted electronically by health plans and certain clearinghouses and providers. 63 Fed. Reg. 43242 (Aug. 12, 1998). The so-called security regulations were proposed on August 12, 1998, but have not been issued in final form and, therefore, currently have no compliance deadline. Once HHS issues final security regulations, they likely will impose additional requirements upon Covered Entities and their business associates. In July 2001, HHS issued the first in an anticipated series of guidance materials explaining and clarifying key provisions of the Rules. In December 2001, President Bush signed the Administrative Simplification Compliance Act (Pub. L. No. 107-105), which permits Covered Entities to receive a one-year extension for complying with HIPAA's transaction standards. For these reasons, the Company anticipates that additional revisions to the Rules may occur in the future.

     Whether or not the Rules change, HIPAA and the Rules could impair the Company's subrogation recovery practices by creating administrative burdens (for example, by requiring business associates of Covered Entities to amend health information in certain circumstances or to restrict subsequent uses of protected health information) or liability risks that lead health plans to voluntarily restrict their subrogation recovery practices. The provisions of the Rules or of future federal legislation and regulations could impair or prevent the acquisition and use by the Company of claims and insurance information necessary to process recovery claims on behalf of its clients. However, the Company believes that it will be able to comply fully with HIPAA and the Rules, in the forms now known to the Company, on a timely basis and without material adverse effect.

     In addition, state laws governing privacy of medical or insurance records and related matters may significantly affect the Company's business. Most states have enacted health care information confidentiality laws that limit the disclosure of confidential medical information. The Rules do not preempt state laws regarding health information privacy that are more restrictive than the Rules.

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

  Certain Legal Doctrines

     With respect to recoverable claims, the rights of healthcare subrogation and reimbursement may be limited in some cases by (i) the "made whole doctrine," which subordinates the healthcare provider's ability to recover to that of the injured party when the settlement damage award received by the injured party is inadequate to cover the injured party's damages, and (ii) the "common fund doctrine," which permits plaintiff's attorneys to deduct their fees for the claim based on the entire amount covered by a damage award and may, in some cases, proportionally diminish the amount recoverable by the Company on behalf of the healthcare payor out of that damage award.

BUSINESS DEVELOPMENTS

  Services to the Property & Casualty Insurance Industry

     During 2001, the Company entered into the subrogation outsourcing market that serves property and casualty ("P&C") insurers. The Company is offering its services to the P&C market under the brand name "TransPaC Solutions". The Company currently provides subrogation outsourcing services to nine P&C clients, under various contractual arrangements, including closed claims studies, referrals and full outsourcing. The Company has established a full-time direct sales force of three individuals experienced in P&C sales and marketing. The Company's target market for its P&C subrogation services is P&C insurers that have reported below average subrogation recovery results, are small regional insurers or for various other reasons are interested in outsourcing either all or a portion of their subrogation work.

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

     As previously disclosed, the Company estimates that the operating results for TransPaC Solutions in 2002 will range from a pretax loss of approximately $0.2 million to pretax income of approximately $0.2 million, but that TransPaC Solutions will be operating at break-even by the end of the year. The Company estimates that it will earn gross margins comparable to its healthcare recovery services in providing P&C subrogation recovery services. The Company cautions that the foregoing forecasts and estimates are not guarantees of future performance and that actual results of TransPaC Solutions will be dependent upon, among other things, future facts and circumstances, many of which are outside the control of management of the Company. See "Safe Harbor Compliance Statement on Forward Looking Statements" included as Exhibit 99.1.

  Technology Development

     During 2001 and 2000, the Company incurred expenses of approximately $537,000 and $366,000, respectively, for research and development costs to develop new products for the insurance industry. In 2002, the Company expects to incur additional expenses of between $1.2 million and $1.6 million for research and development with respect to these products. In addition, in 2002, the Company expects to capitalize approximately $0.6 million of costs for the development of software for sale to unrelated parties.

     Many participants in the health insurance market do not outsource subrogation services. The Company currently estimates that 40% to 50% of the private health insurance and health benefits markets do not outsource subrogation recoveries. Public sector markets, such as Medicaid and Medicare, have virtually no outsourcing of subrogation recoveries. These programs typically rely on their claims administration contractors to provide subrogation services as part of a bundled service contract. Like the health insurance market, the Company believes that certain participants in the P&C insurance market are less likely to outsource subrogation services. The Company believes that mutual insurers have organizational and cultural biases against outsourcing and that larger P&C insurers have sufficient resources to develop relatively sophisticated internal departments.

     In light of these market conditions, the Company began the internal development of a web-enabled subrogation software application. The Company will sell these products as an application service provider ("ASP"), under the trade name "Troveris", both to the health insurance and benefits market and to the P&C market. During the second quarter of 2001, the Company completed and offered for sale a commercially available health insurance application. During the third quarter of 2001, the Company completed and offered for sale a commercially available P&C application. Through December 31, 2001, the Company had not yet sold either the health insurance application or the P&C application although the Company has received indications of interest from potential purchasers.

     The Troveris marketing strategy combines the opportunity for an internal subrogation department to gain operating efficiency through the functionality of state-of-the-art desktop software and to leverage its ability to produce recoveries through the purchase of unbundled components of the Company's traditional subrogation outsourcing services. The Troveris software application allows the Company to administer these customized relationships using the same proprietary processes as it uses for those customers who purchase turnkey subrogation outsourcing services. An additional benefit of the Troveris software application is that the Company believes that it will substantially reduce its own future expenses for maintaining software applications that it uses to provide turnkey outsourcing services.

     During the fourth quarter of 2001, the Company began migrating its own subrogation operations to the Troveris application. The Company currently expects the migration to be completed during the fourth quarter of 2002. The Company previously expected this to be completed by the end of the third quarter but has changed the schedule to allow additional time for testing and training. At that time, the Company expects to abandon its legacy subrogation system, thereby reducing its technology expense, net of the expense of maintaining the Troveris application, by approximately $600,000 per year. The Troveris application will also enable the Company to expand its ability to manage its knowledge workers via telecommuting arrangements. While the Company believes it can achieve the foregoing transition and corresponding reduction of expenses in the outlined timeframe, future facts and circumstances could change these estimates. See "Safe Harbor Compliance Statement for Forward-Looking Statements" included as Exhibit 99.1.

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

  Acquisition Activities

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

     Second, the Company is seeking opportunities to acquire businesses that offer knowledge-based services into market segments not currently served by the Company. The Company believes that these types of acquisitions will enable it to sell its existing services to current customers of the acquired business and create an opportunity to serve new customers in that market segment. In particular, the Company is interested in pursuing the acquisition of businesses that provide cost containment services to various health benefit programs funded by state and federal government agencies.

     The Company has identified certain target companies that fit in with the foregoing acquisition strategy. The Company believes that if consummated under the right terms and conditions, these acquisition opportunities would increase the reported earnings per share of the Company. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources" and "Safe Harbor Compliance Statement for Forward-Looking Statements" included as Exhibit 99.1.

ITEM 2.  PROPERTIES

     As of December 31, 2001, the Company leased property at the following five locations: (i) approximately 105,718 square feet of space for its executive offices and main operations in Louisville, Kentucky, under a lease agreement and amendment expiring in 2009; (ii) approximately 10,206 square feet at a regional operating office in Pittsburgh, Pennsylvania, under a lease agreement with a five-year term expiring in 2006; (iii) approximately 8,125 square feet at its Encino, California location under a 5-year term expiring in 2004; (iv) approximately 4,670 square feet at a regional operating office in Atlanta, Georgia, under a lease agreement with a five-year term expiring in 2005; and (v) approximately 20,500 square feet at its New Berlin, Wisconsin location under a 5-year term expiring in 2006.

ITEM 3.  LEGAL PROCEEDINGS

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

     The Company has, since its founding in 1988, been involved with many litigation matters related to its subrogation business, sometimes as a defendant and sometimes through its defendant client. Plaintiffs' attorneys attempting to defeat the clients' subrogation liens often threaten litigation against the Company and its clients as a negotiating tactic. Most of the lawsuits that have been filed against the Company or its clients concern the entitlement to recover a specific, individual subrogation claim or the amount of the subrogation claim. Typically, these actions do not ask for punitive damages, are not pled as class actions, and do not have wide implications with respect to the Company's ongoing business practices.

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

     The two other lawsuits, both filed in federal court, charged the Company with a variety of violations of laws and sought punitive damages. The complaints alleged, among other things, that the Company committed negligence, fraud and breach of its duties under ERISA by attempting to recover and actually recovering, by subrogation, the reasonable value of medical benefits which were provided by the Company's clients under capitation or discounted-fee-for-service arrangements. One of these lawsuits was settled, after the court denied class certification, for a nominal amount paid by the Company's client, a co-defendant in the case. The other case, DeGarmo et al. v. Healthcare Recoveries, Inc., was concluded in mid-July 2001 for a settlement payment of $3 million and nonmonetary terms that management regards as immaterial to the Company's ongoing business.

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

     Management believes that the lawsuits described above will not, as a general matter, have precedential value for either the cases described below under the caption "-- Current Litigation" or for any future litigation matters (all these cases being referred to as the "Pending and Potential Cases"). Indeed, the courts hearing the Pending and Potential Cases may not even become aware of the outcomes in the seven lawsuits described above. Management expects that each of the Pending and Potential Cases will be decided on its own merits under the relevant state and federal laws, which will vary from case to case and jurisdiction to jurisdiction. The descriptions of the outcomes in the seven cases dealing with business practices are included here in order to describe the contexts for this kind of litigation and the Company's relative successes in handling past business practices litigation, but are not necessarily predictive of the outcomes of any of the Pending and Potential Cases.

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

CURRENT LITIGATION

  Conte v. Healthcare Recoveries

     On October 1, 1999, a First Amended Class Action Complaint ("Amended Complaint") was filed against the Company in the United States District Court for the Southern District of Florida, in a putative class action brought by William Conte and Aaron Gideon, individually and on behalf of all others similarly situated. In that complaint, Conte v. Healthcare Recoveries, Inc., No. 99-10062, plaintiffs assert that the Company's subrogation recovery efforts on behalf of its clients violate a number of state and federal laws, including the Fair Debt Collection Practices Act and the Florida Consumer Collection Practices Act. The Amended Complaint also seeks a declaratory judgment that the Company, as the subrogation agent for various healthcare payors, is not entitled to assert and recover upon subrogation or reimbursement liens it asserts on settlements obtained from third party tortfeasors when the settlement is in an amount less than the amount required to fully compensate (or "make whole") the injured party for all elements of damage caused by the tortfeasor. Plaintiffs purport to represent a class consisting of all participants or beneficiaries of ERISA plans nationwide whose net recovery of damages through judgments, settlements or otherwise against liable third parties has been reduced or potentially reduced by the Company's alleged assertion and/or recovery of unlawful subrogation/reimbursement rights of its clients. Each count of the Amended Complaint seeks compensatory and/or statutory damages as well as exemplary and punitive damages. Plaintiffs also seek injunctive relief, prejudgment interest, costs and attorneys' fees.

     On November 5, 1999, the Company filed a motion to dismiss the Amended Complaint. On June 29, 2001, the court issued a decision dismissing plaintiffs' common law claims for fraud and unjust enrichment as well as plaintiffs' claims under the federal Fair Debt Collection Practices Act and the Florida Consumer Collection Practices Act. The court did not, however, dismiss the remaining count of the Amended Complaint ("Count I"), which seeks a declaratory judgment and damages under ERISA based on the Company's alleged violation of the "make whole" rule. On July 16, 2001, the Company filed a motion for reconsideration or reargument with respect to that portion of the court's June 29, 2001 opinion on the motion to dismiss that sustained, as a pleading matter, Count I. The motion for reconsideration or reargument was denied on December 21, 2001, and the Company has now filed an answer with respect to Count I of the Amended Complaint.

     Plaintiffs' motion to certify a nationwide class, which the Company opposed, has been fully briefed and was submitted to the court on September 11, 2000. In an order entered January 8, 2002, the court referred the class certification motion to the Chief Magistrate Judge for a Report and Recommendation. In early March 2002, the parties completed supplemental briefing with respect to the propriety of class certification. The Chief Magistrate Judge has not yet submitted a Report and Recommendation.

  Baker v. Healthcare Recoveries, United Healthcare of Alabama, and Fictitious Party Defendants A,B,C et al.

     On October 20, 1999, a class action complaint was filed against the Company and one of the Company's clients in the Circuit Court of Jefferson County, Alabama, Darrell DeWayne Baker v. Healthcare Recoveries, Inc., United Healthcare of Alabama, and Fictitious Party Defendants A, B, C et al. On December 6, 1999, the defendants removed the lawsuit to the United States District Court for the Northern District of Alabama, Southern Division. On January 3, 2000, a First Amended Complaint was filed, retaining all counts from the original complaint and seeking an additional declaratory judgment that the health plan and the Company have a right to recover through subrogation only the actual benefits paid to medical providers on behalf of the class. The First Amended Complaint asserted claims on behalf of two putative subclasses, both consisting of members nationwide of the client health plan, who either: (1) allegedly paid inflated subrogation claims due to alleged failure by the health plan or by the Company to disclose discounts in the health plan's payments to medical providers; or (2) allegedly were denied coverage of certain claims by the health plan. The plaintiffs asserted claims against the Company under a variety of theories including unjust enrichment, breach of contract, breach of fiduciary duty and violations of RICO. Plaintiffs demand, on behalf of the putative classes, compensatory damages, punitive damages, treble damages under RICO, and reasonable attorneys' fees.

     On January 10, 2002, the court granted defendants' motion to dismiss the First Amended Complaint. The plaintiffs did not appeal the order and the case is now concluded.

  Cajas et al. v. Prudential Health Care Plan and Healthcare Recoveries

     On October 28, 1999, a class action Plaintiff's Original Petition ("Petition") was filed against the Company and one of the Company's clients in the District Court for the 150th Judicial District, Bexar County, Texas, Joseph
R. Cajas, on behalf of himself and all others similarly situated v. Prudential Health Care Plan, Inc. and Healthcare Recoveries, Inc. The plaintiff asserts that the Company's subrogation recovery efforts on behalf of its client Prudential Health Care Plan, Inc. ("Prudential") violated a number of common law duties, as well as the Texas Insurance Code and the Texas Business and Commerce Code. The Petition alleges that the Company, as the subrogation agent for Prudential, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount Prudential paid for medical goods and services. The Company was served with the Petition in early November 1999, and has answered, denying all allegations. The court has not yet addressed the question of whether to certify the putative class. On January 8, 2002, the defendants filed a motion for summary judgment. That motion has not yet been ruled on by the court.

  Franks et al. v. Prudential Health Care Plan and Healthcare Recoveries

     In late 1999, the Cajas plaintiff's counsel filed two lawsuits in Texas and South Carolina that raise issues similar to those in the Cajas lawsuit. On December 7, 1999, a class action complaint ("Complaint") was filed against the Company and one of the Company's clients in the United States District Court for the Western District of Texas, San Antonio Division, Timothy Patrick Franks, on behalf of himself and similarly situated persons v. Prudential Health Care Plan, Inc. and Healthcare Recoveries, Inc. The Complaint asserted claims on behalf of members of ERISA governed health plans and alleged that the Company's subrogation recovery efforts on behalf of its client Prudential violated a number of common law duties, as well as the terms of certain ERISA plan documents, RICO, the federal Fair Debt Collection Practices Act, the Texas Insurance Code and the Texas Business and Commerce Code. The Complaint alleged that the Company, as the subrogation agent for Prudential, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount Prudential paid for medical goods and services. The Complaint further alleged that the Company unlawfully pursued subrogation and reimbursement claims by (1) failing to pay pro rata attorney's fees to attorneys who represented purported class members with respect to tort claims underlying the subrogation and reimbursement claims; and (2) recovering subrogation and reimbursement claims from purported class members who have not been fully compensated for their injuries. Plaintiffs, on behalf of the purported class, demanded compensatory damages, punitive damages, and treble damages under RICO, costs and reasonable attorneys' fees. On January 18, 2000, the defendants filed a motion to dismiss the Complaint.

     In response to the defendants' motion, on February 28, 2001, the court rendered its opinion and entered an order dismissing all of the plaintiff's claims with the exception of the plaintiff's claim for attorney fees, which remains pending before the court for disposition. On March 14, 2001, the Company filed an answer to the Complaint denying all of the plaintiff's allegations. Also on March 14, 2001, the plaintiff filed a motion to alter or amend the court's ruling on the motion to dismiss. The court has ordered additional discovery related to the motion but has not yet ruled on the motion, nor has the court addressed the issue of class certification.

  Martin et al. vs. Companion Health Care and Healthcare Recoveries, Inc.

     On December 22, 1999, a purported class action complaint ("Complaint") was filed against the Company and one of the Company's clients in the Court of Common Pleas of Richland County, South Carolina, Estalita Martin et al. vs. Companion Health Care Corp., and Healthcare Recoveries, Inc. On January 21, 2000, defendant Companion Healthcare Corp. ("CHC") filed an Answer and Counterclaim and plaintiff Martin filed a First Amended Complaint ("Amended Complaint"). The Amended Complaint asserts that the Company's subrogation recovery efforts on behalf of its client CHC violated a number of common law duties, as well as the South Carolina Unfair Trade Practices Act. The Amended Complaint alleges that the Company, as the subrogation agent for CHC, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount CHC was entitled to collect for such medical goods and services. The Amended Complaint further alleges that the Company and CHC unlawfully pursued subrogation and reimbursement claims by (1) failing to pay pro rata costs and attorney's fees to attorneys who represented purported class members with respect to tort claims underlying the subrogation and reimbursement claims; and (2) failing to include in subrogation and reimbursement claims all applicable discounts that CHC received for such medical goods and services. Plaintiffs, on behalf of the purported class, demand compensatory damages, punitive damages, and treble damages, disgorgement of unjust profits, costs, prejudgment interest and attorneys' fees. The Company was served with the original Complaint in late December 1999 and answered denying all allegations. The Company filed a motion to dismiss in August 2000. During June 2001, the court granted the Company's motion to dismiss. Plaintiffs filed a notice of appeal on July 20, 2001. The appeal is pending but has not been briefed or argued.

  Hamilton v. Healthcare Recoveries

     On March 12, 2001, a Complaint ("Complaint") was filed against the Company in the United States District Court for the Eastern District of Louisiana, in a putative class action brought by Kyle M. Hamilton. In that action, Hamilton v. Healthcare Recoveries, Inc., No. 01-650, plaintiff asserts that the Company's subrogation recovery efforts on behalf of its clients violate certain Louisiana state laws, the federal Fair Debt Collection Practices Act and the Louisiana Unfair Trade Practices Act. The Complaint alleges that the

Company intentionally and negligently interfered with the plaintiff's and the putative class members' rights to settle certain personal injury claims. The Complaint further alleges that the Company unlawfully pursued subrogation and reimbursement claims that plaintiff asserts are unenforceable because the clauses in the Company's clients' coverage documents that create such recovery rights are rendered null and void by Louisiana statutes that generally prohibit coordination of benefits with individually underwritten insurance coverages. Plaintiff purports to represent a class consisting of all persons covered under group health policies that were issued or delivered in the State of Louisiana and who received any communication from the Company attempting to enforce any clauses that allegedly were rendered null and void by Louisiana law. Plaintiff seeks on behalf of the purported class compensatory and statutory damages, interest, costs, attorneys' fees and such additional damages and relief as may be allowed by any applicable law. On July 17, 2001, the court granted a Motion for Summary Judgment filed by the Company as concerned the plaintiff's Fair Debt Collection Practices Act claim, dismissing those claims with prejudice. The Court denied the Company's Motion for Summary Judgment, without prejudice to the right of the Company to reassert its Motion, with respect to the plaintiff's state law claims. The Court ordered that the parties submit Memoranda addressing whether the Court still had subject matter jurisdiction, given dismissal of the federal claim. On August 21, 2001, the Court ruled that it lacked subject matter jurisdiction, thus dismissing the remaining claims, without prejudice. Plaintiff filed an appeal to the United States Fifth Circuit Court of Appeals. The parties completed appellate briefing during January 2002.

     In addition to filing the appeal in federal court, the Hamilton plaintiff on October 1, 2001 filed a new complaint in the Civil District Court for the Parish of Orleans, Louisiana, in a putative class action styled Hamilton v. Healthcare Recoveries, Inc., 2001-15989. This state court action asserts claims substantially similar to those in the federal court action. During November 2001, the Company filed preliminary exceptions to this new complaint.

  Rogalla v. Christie Clinic, PersonalCare Health Management and Healthcare Recoveries

     On December 14, 2001, Valerie Rogalla, the plaintiff in a putative class action against a health care provider, amended her complaint to add Healthcare Recoveries, Inc. as a defendant in Valerie Rogalla v. Christie Clinic, P.C., PersonalCare Health Management, Inc. and Healthcare Recoveries, Inc., No. 01-L-203, Circuit Court of the Sixth Judicial Circuit, Champaign County, Illinois. In her complaint, the plaintiff makes allegations on behalf of herself and all others similarly situated. The complaint asserts that the Company, as subrogation agent for PersonalCare Health Management, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims. The complaint alleges that the subrogation and reimbursement claims pursued were not supported by contract documents that provide enforceable recovery rights. The complaint seeks a declaratory judgment, compensatory damages, punitive damages and costs. The Company disputes the plaintiff's allegations and intends to vigorously defend its position in this case.

     The Cajas, Franks, and Martin lawsuits, or any one of them, if successful, could prevent the Company from recovering the "reasonable value" of medical treatment under discounted fee for service ("DFS"), capitation and other payment arrangements. The Conte, Cajas, Franks, Baker, Martin, Hamilton and Rogalla lawsuits, or any one or more of them, if successful, could require the Company to refund, on behalf of its clients, recoveries in a material number of cases. In addition, an adverse outcome in any of the above referenced lawsuits could impair materially the Company's ability to assert subrogation or reimbursement claims on behalf of its clients in the future.

     In terms of the Company's business practices and the allegations underlying the Cajas, Franks, and Martin cases, at the end of 1993 the Company had ceased the practice of recovering the "reasonable value" of medical treatment provided by medical providers under DFS arrangements with the Company's clients. From that date, the Company's policy has been not to recover the "reasonable value" of medical treatment in DFS arrangements. However, the Company historically and currently recovers the "reasonable value" of medical treatment provided under capitation arrangements and other payment arrangements with medical providers on behalf of those clients that compensate medical providers under these payment mechanisms, to the extent that these benefits are related to treatment of the injuries as to which clients have recovery rights. The Company believes that its clients' contracts, including the contracts that provide for recovery under DFS, capitation and other payment arrangements are enforceable under the laws potentially applicable in these cases. As a result, and taking into account the underlying facts in each of these cases, the Company believes it has meritorious grounds to defend these lawsuits, it intends to defend the cases vigorously, and it believes that the defense and ultimate resolution of the lawsuits should not have a material adverse effect upon the business, results of operations or financial condition of the Company. Nevertheless, if any of these lawsuits or one or more other lawsuits seeking relief under similar theories were to be successful, it is likely that such resolution would have a material adverse effect on the Company's business, results of operations and financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders of the Company during the quarter ended December 31, 2001.

SUPPLEMENTARY ITEM.  CERTAIN RISK FACTORS

     See "Safe Harbor Compliance Statement For Forward-Looking Statements," included as Exhibit 99.1 to this Form 10-K and incorporated herein by reference.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on The Nasdaq National Market under the symbol "TROV". The following tables set forth the high and low closing prices for the Company's Common Stock for the periods indicated, as reflected in The Nasdaq National Market.

QUARTER ENDED:                                               HIGH     LOW
--------------                                               -----   -----
March 31, 2001.............................................  $4.22   $3.03
June 30, 2001..............................................   5.50    3.88
September 30, 2001.........................................   6.54    4.00
December 31, 2001..........................................   4.67    4.01

QUARTER ENDED:                                               HIGH     LOW
--------------                                               -----   -----
March 31, 2000.............................................  $5.03   $3.13
June 30, 2000..............................................   3.88    2.75
September 30, 2000.........................................   4.44    3.50
December 31, 2000..........................................   4.44    2.75

     On March 19, 2002, there were approximately 45 holders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

                           STATEMENTS OF INCOME DATA
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                    2001      2000      1999      1998      1997
                                                   -------   -------   -------   -------   -------
Claims revenues..................................  $64,147   $63,627   $61,409   $48,734   $39,277
Cost of services.................................   31,589    30,432    31,451    22,199    18,523
                                                   -------   -------   -------   -------   -------
          Gross profit...........................   32,558    33,195    29,958    26,535    20,754
Support expenses.................................   17,499    17,061    15,870    10,692     8,922
Depreciation and amortization....................    6,701     6,372     4,954     2,334     1,181
Research and development.........................      537       366        --        --        --
Other charges(1).................................       --        --        --        --     2,848
                                                   -------   -------   -------   -------   -------
          Operating income.......................    7,821     9,396     9,134    13,509     7,803
Other -- Special Committee expenses..............       --       (90)     (451)       --        --
Interest (expense) income, net...................     (118)     (237)      144     1,657     1,158
Other -- Loss on disposal of assets..............   (1,010)       --        --        --        --
Other -- Litigation settlement...................       --    (3,000)       --        --        --
                                                   -------   -------   -------   -------   -------
          Income before income taxes.............    6,693     6,069     8,827    15,166     8,961
Provision for income taxes.......................    2,097     2,519     3,665     6,266     4,959
                                                   -------   -------   -------   -------   -------
          Net income.............................  $ 4,596   $ 3,550   $ 5,162   $ 8,900   $ 4,002
                                                   =======   =======   =======   =======   =======
Earnings per common share (basic)................  $  0.47   $  0.33   $  0.46   $  0.78   $  0.37
                                                   =======   =======   =======   =======   =======
Earnings per common share (diluted)..............  $  0.46   $  0.33   $  0.46   $  0.77   $  0.37
                                                   =======   =======   =======   =======   =======

---------------

(1) In connection with the sale of the Company by Medaphis Corporation in May 1997, the Company incurred a one-time $2.8 million non-cash compensation charge. This charge was from the issuance by the Company of 200,000 shares of Common Stock to the Company's management group, as a bonus for the successful completion of the sale of the Company by Medaphis. This represents 2% of the shares of Common Stock outstanding after the Company's initial public offering and 1.7% of the shares of Common Stock outstanding following the exercise of the underwriters' over-allotment option.

            STATEMENTS OF INCOME AS A PERCENTAGE OF CLAIMS REVENUES

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Claims revenues.............................................  100.0%   100.0%   100.0%
Cost of services............................................   49.2     47.8     51.2
Support expenses............................................   27.3     26.8     25.8
Depreciation and amortization...............................   10.4     10.0      8.1
Research and development....................................    0.8      0.6      0.0
Operating income............................................   12.2     14.8     14.9
Interest (expense) income, net..............................    0.2      0.4      0.2
Other -- Loss on disposal of assets.........................    1.6      0.0      0.0
Other -- Litigation settlement..............................    0.0      4.7      0.0
Other -- Special Committee expenses.........................    0.0      0.1      0.7
Income before income taxes..................................   10.4      9.5     14.4
Net income..................................................    7.2      5.6      8.4

                               BALANCE SHEET DATA
                             (DOLLARS IN THOUSANDS)

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                    2001      2000      1999      1998      1997
                                                   -------   -------   -------   -------   -------
Cash and cash equivalents........................  $ 2,547   $ 1,297   $ 1,467   $31,133   $24,674
Working capital..................................   10,427     7,798     7,865    30,898    22,911(1)
Total assets.....................................   74,463    79,445    82,034    61,003    48,170
Long-term borrowings.............................    8,000    14,000    11,000        --        --
Stockholders' equity.............................   42,766    38,162    40,723    37,193    27,865

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF COMPANY

     The Company's primary business is to provide medical claims recovery and cost containment services to the private healthcare payor industry. Its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are known generally as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance. The Company's other medical claims recovery services include provider bill auditing and overpayment recovery services. The Company offers its services on a nationwide basis to health maintenance organizations, indemnity health insurers, self-funded employee health plans and companies that provide claims administration services to self-funded plans (referred to as "third-party administrators"). The Company had 49.1 million lives under contract from its healthcare clientele at December 31, 2001, a 6% decrease from December 31, 2000. See "-- Results of Operations -- Key Operating Indicators".

ACQUISITIONS

     On January 25, 1999, the Company acquired the assets and certain liabilities of Subro-Audit, Inc., a Wisconsin corporation ("SAI"), and a related entity, O'Donnell Leasing Co., LLP, a Wisconsin limited liability partnership ("ODL" and, together with SAI, "Subro Audit"), for approximately $24.4 million (the "Subro Audit Acquisition"), using available unrestricted cash. The Company paid an additional $5.3 million pursuant to an earn-out arrangement. The final amount of $2.5 million was paid on June 7, 2001, and $2.8 million was paid on May 18, 2000. Approximately $4.7 million was held in escrow for the potential earn-out and was included in restricted cash at December 31, 2000. SAI is based in Wisconsin and provides subrogation recovery services with respect to an installed base of lives, which are covered by insurers, HMOs and employer-funded plans, throughout the United States of America. The Subro Audit Acquisition was accounted for using the purchase method of accounting.

     On February 15, 1999, the Company acquired the assets and certain liabilities of MedCap Medical Cost Management, Inc., a California corporation ("MedCap"), for approximately $10 million, using available unrestricted cash and borrowed funds (the "MedCap Acquisition" and, together with the Subro Audit Acquisition, the "Acquisitions"). The Company paid approximately $4.8 million from February 15, 2000 through January 15, 2001 pursuant to an amendment to the original earn-out agreement. MedCap provides a variety of medical cost management services to health insurers and HMOs, primarily in California. These services include provider bill auditing, contract compliance review, identification of certain other payments, and cost management consulting services. The MedCap Acquisition was accounted for using the purchase method of accounting.

CRITICAL ACCOUNTING POLICIES

     This discussion and analysis of financial condition and results of operations is based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. The Company relies on historical experience, established fact-gathering procedures, and various assumptions that the Company believes to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     The Company believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's financial statements.

REVENUE RECOGNITION

     Subrogation revenues are generally derived from contingent fee arrangements based on the recoveries effected by the Company on behalf of its clients. Revenue is recognized when a fee is earned based on the settlement of a case. A case is deemed settled when the Company can confirm that the parties agree on all material terms associated with the settlement.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 provides guidance on revenue recognition and related disclosures and was effective beginning October 1, 2000. The Company was previously following the requirements provided under SAB 101 and, accordingly, the implementation of this pronouncement had no impact on the Company's financial position or results of operations for 2001 or 2000.

ACCOUNTS RECEIVABLE AND COLLECTIBILITY

     Approximately $4.7 million of the Company's accounts receivable balance of $9.4 million at December 31, 2001 is attributable to subrogation services. The subrogation accounts receivable represents the Company's fees for cases in which the parties have reached settlements (including settlements of the subrogation claims of the Company's clients) but the Company has not yet received the cash from the settlement of the subrogation claim. The Company withholds its fee from the gross recovery proceeds of the subrogation claims that it collects on behalf of its clients. An allowance for doubtful accounts is maintained for the estimated loss from settlements that are later broken or significantly delayed, based on the Company's historical experience. The accounts receivable balance that at December 31, 2001 was attributable to subrogation claims represented approximately 3,800 settled cases for approximately 150 clients, each one subject to its own settlement agreement with its own settling parties. If the receipt of cash from a significant number of the settled cases comprising the subrogation accounts receivable balance were significantly delayed by third parties to those settled cases (because of broken settlement agreements, for example), additional allowances may be required.

     Approximately $4.6 million of the Company's accounts receivable balance of $9.4 million at December 31, 2001 is attributable to provider bill audit services. The provider bill audit accounts receivable represents the amounts invoiced by the Company to its clients for its fee for completed provider audits. For each completed audit, prior to invoicing, the Company obtains a sign-off from the provider representative as evidence of agreement with the audit findings. The Company maintains an allowance for doubtful accounts for the estimated losses arising from adjustments the client may make to invoiced amounts based on the client's inability to recoup the claim overpayment from the provider. The amount of the allowance is based on the Company's historical experience related to client adjustments. However, the Company's fee for provider bill audit services is self-funding in that the client is able to adjust future claim payments made to the providers for the audit discrepancies identified. The accounts receivable balance that at December 31, 2001 was attributable to provider bill audits completed represented approximately 3,000 completed audits for nine clients. If the Company's provider bill audit clients were to increase the value of negative adjustments made to audit results, additional allowances may be required.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

     The Company regularly reviews the carrying value of long-lived and identifiable intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the depreciation or amortization period is necessary. If circumstances suggest the recorded amounts cannot be recovered based on estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value.

PROVISION FOR INCOME TAXES

     Provision for income taxes is based upon the Company's estimate of taxable income or loss for each respective accounting period. An asset or liability is recognized for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future periods when the reported amounts of assets are recovered or liabilities are settled. The Company regularly reviews its deferred tax assets to determine the amount that is more likely than not to be realized. When this amount is less than the deferred tax asset recorded, the Company records a valuation allowance to reduce the asset to its estimated realizable value. If the Company determined that it was not going to be able to fully realize its recorded deferred tax assets, it would make an adjustment to the valuation allowance. This would reduce net income in the period that the Company made its determination. Similarly, if the Company realized that it was going to be able to fully realize a deferred tax asset in excess of its net recorded value, net income would be increased in the period that the Company made its determination.

     The Company also reviews its deferred tax liabilities on a regular basis to determine that the amount recorded is adequate to cover the expected reversal of temporary income tax liabilities. In the event that the amount recorded was less than adequate, the deferred tax liability would be increased to its estimated realizable value and net income would be decreased accordingly. In the event that the deferred tax liability was determined to be overstated, it would be reduced to its estimated realizable value and net income would increase accordingly.

     The Company generally determines its effective tax rate by considering the statutory federal income tax rate, the statutory state and local tax rates (net of the federal income tax benefit) and any nondeductible expenses. This rate could also be affected by increases or decreases to deferred tax assets or liabilities as described above.

ACCRUED EXPENSES

     The Company reviews its contingent liabilities, which arise primarily from litigation and litigation defense costs, in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), "Accounting for Contingencies". Contingent liabilities are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Contingent liabilities are often resolved over long periods. Estimating probable losses requires judgments about both the amount of liability, which may or may not be readily determinable, and the likelihood of liability, which involves ranges of probability that can at times be broad and depend on the potential actions of third parties.

COMMON STOCK OPTIONS

     The Company accounts for options granted under its employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As a result, the Company has not recognized compensation expense for stock options granted with an exercise price equal to the quoted market price of the common stock on the date of grant and that vest based solely on continuation of employment by the recipient of the option award. The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123) for disclosure purposes in 1996. For SFAS No. 123 purposes, the fair value of each option grant and stock-based award has been estimated as of the date of grant using the Black-Scholes option pricing model. If the Company were to adopt SFAS No. 123 to account for options, compensation expense would be recognized resulting in a decrease in net income and earnings per share for the years ended December 31, 2001, 2000 and 1999, as set forth in Note 12 in Item 8. "Financial Statements and Supplementary Data".

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     Also, in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets", which establishes the accounting for goodwill and other intangible assets following their recognition. FAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. FAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, FAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS 142 is effective for the Company beginning on January 1, 2002. The Company will now be required to perform a transitional impairment test under FAS 142 for all goodwill recorded as of January 1, 2002. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. The impact of the adoption of FAS 142 on the Company's results of operations for all periods beginning on or after January 1, 2002 will be to eliminate amortization of goodwill. Management of the Company has not performed a transitional impairment test under FAS 142 and accordingly cannot estimate the impact of the adoption of FAS 142 as of January 1, 2002.

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

OVERVIEW OF OPERATIONS

     For a typical new healthcare client, it takes up to six months from the contract signing (when the lives are "sold") to complete the construction of electronic data interfaces necessary for the Company to begin providing service. At this point, the client is considered "installed." During the installation period, the Company must also hire and train quality staff necessary to provide contractual services. After installation, the Company receives files and data from the client from which it creates an inventory of backlog.

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

RESULTS OF OPERATIONS

     The following tables present certain key operating indicators and results of operations data for the Company for the periods indicated:

                          KEY OPERATING INDICATORS(1)
                         LIVES AND DOLLARS IN MILLIONS

                                                                         DECEMBER 31,
                                                              ----------------------------------
                                                                2001         2000       1999(2)
                                                              --------   ------------   --------
Cumulative lives sold, beginning of period..................      52.5         55.6         40.5
  Lives from acquisitions...................................        --           --         18.6
  Lives from existing client loss, net(3)...................     (10.6)        (6.6)        (7.7)
  Lives added from contracts with existing clients..........       2.0          1.4          0.7
  Lives added from new contracts with new clients...........       5.2          2.1          3.5
                                                              --------     --------     --------
Cumulative lives sold, end of period........................      49.1         52.5         55.6
                                                              ========     ========     ========
Lives installed.............................................      45.5         48.7         51.9
Backlog(4)..................................................  $1,414.8     $1,182.0     $1,084.5
Claims recoveries...........................................  $  238.5     $  237.3     $  226.1
Throughput(5)...............................................      18.4%        20.9%        20.8%
Effective fee rate..........................................      26.8%        26.8%        27.2%
Claims revenues.............................................  $   64.0     $   63.6     $   61.4
Employees:
  Direct operations.........................................       555          536          597
  Support...................................................       143          141          144
                                                              --------     --------     --------
          Total employees...................................       698          677          741
                                                              ========     ========     ========

---------------

(1) Excludes the operational results of TransPaC Solutions and Troveris, except number of employees. See Item 1. "Business -- Business
    Developments -- Services to the Property and Casualty Insurance Industry" and "-- Technology Development".
(2) The 1999 key operating indicators include the operating performance of Subro Audit and MedCap from their respective acquisition dates of January 25, 1999 and February 15, 1999.
(3) Represents the net of: losses from contract terminations and organic declines in the clients' installed base measured in the number of persons covered by clients; and gains from organic growth in the clients' installed base measured in the number of persons covered by clients.
(4) Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of clients at a given point in time.
(5) Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

2001 COMPARED TO 2000

     Claims Revenues. Claims revenues for the year ended December 31, 2001 (which include TransPac Solutions revenues of approximately $187,000) increased 0.8%, to $64.1 million from $63.6 million in 2000. This growth in claims revenues occurred primarily because of a 0.5% growth in claims recoveries, from $237.3 million in 2000 to $238.5 million in 2001. The effective fee rate remained the same between the two years at 26.8%.

     Total claims recoveries for 2001 increased approximately $1.2 million, or 0.5%, from 2000 claims recoveries. Subrogation recoveries for 2001 were about $2.0 million, or 1.0%, more than in the prior year, primarily due to an increase in throughput. Provider bill audit recoveries decreased about $1.2 million, or 3.9%, compared to 2001, in large part due to hospital access issues encountered during the first three quarters of 2001. These access issues, which mainly stem from the delaying tactics of hospitals that want to minimize the costs of being audited and potential negative audit adjustments, were the primary reason that provider bill audit backlog grew to be approximately 35% of total backlog as of December 31, 2001 compared to only 24% of total backlog as of December 31, 2000. Total backlog increased 19.7% to $1,414.8 million as of December 31, 2001 from $1,182.0 million as of December 31, 2000. Although most of the backlog growth related to provider bill audit, subrogation backlog increased approximately $12.0 million, or 1.3%, compared to the prior year. The decline in total throughput from 20.9% in 2000 to 18.4% in 2001, was entirely attributable to the increase in provider bill audit backlog, while related recoveries decreased.

     The decrease in installed lives from 48.7 million at December 31, 2000 to
45.5 million at December 31, 2001 was caused by three factors. First, approximately 2.6 million lives were lost because clients were acquired by non-clients. Second, approximately 2.0 million lives associated with provider bill audit service clients which were not furnishing electronic claims data to the Company and were, therefore, relatively unproductive, were removed from the installed lives count. Third, approximately 1.3 million lives from UnitedHealth Group and 1.5 million lives from a managed care health organization based in the Northeast were terminated. These terminations did not, as a matter of contract, result in a decrease to the backlog.

     Cost of Services. Cost of services increased 3.8% in 2001 to $31.6 million from $30.4 million in 2000. As a percentage of claims revenues, cost of services increased to 49.2% in 2001 from 47.8% in 2000. The increase in cost of services in total and as a percentage of claims revenues in 2001 compared to 2000 was primarily due to additional expenses for the investigation of files, including increases in staffing levels for the provider bill audit and overpayment recovery services related to new business sold during the year. In addition the Company incurred approximately $0.5 million in costs for services related to the Company's property and casualty recovery services.

     Support Expenses. Support expenses increased 2.6% to $17.5 million for the year ended December 31, 2001, from $17.1 million for 2000. Support expenses as a percentage of claims revenues increased from 26.8% for the year ended December 31, 2000 to 27.3% for 2001. The increase in support expenses in total and as a percentage of claims revenues resulted primarily from an increase in sales and marketing and management expenses related to the Company's business development activities.

     During 2001, the Company entered into the subrogation outsourcing market that serves property and casualty ("P&C") insurers. The Company is offering its services to the P&C market under the brand name "TransPaC Solutions". The Company has established a full-time direct sales force of three individuals experienced in P&C sales and marketing. Development of TransPaC Solutions during the year ended December 31, 2001, cost the Company approximately $0.8 million in support expenses, with approximately 61.6% of that related to sales and marketing.

     The Company also began the internal development of a web-enabled subrogation software application. The Company will sell these products as an application service provider ("ASP"), under the trade name "Troveris", both to the health insurance and benefits market and to the P&C market. During the second quarter of 2001, the Company completed and offered for sale a commercially available health insurance application. During the third quarter of 2001, the Company completed and offered for sale a commercially available P&C application. Through December 31, 2001, the Company had not yet sold either the health insurance application or the P&C application. Development of Troveris during the year ended December 31, 2001 cost the Company approximately $0.5 million in support expenses with approximately 68.0% of that related to sales and marketing.

     Research and Development. The Company incurred approximately $0.5 million of expenses in 2001 related to research and development activities in connection with the creation of new products for the insurance industry compared to approximately $0.4 million in 2000.

     Depreciation and Amortization. Depreciation and amortization expenses increased 5.2% to $6.7 million for the year ended December 31, 2001 from $6.4 million for 2000. The increase in depreciation expense was attributable to the purchased property and equipment and internally developed software related to the system upgrades. The increase in amortization expense was attributable to the addition of intangible assets related to the Subro Audit Acquisition final earnout payment.

     Interest Income. Interest income decreased $0.3 million, or 28.9%, for the year ended December 31, 2001 as compared to the year ended December 31, 2000. The decrease was primarily due to the release of the restricted cash from the Subro Audit Acquisition escrow account which was used to pay down long-term debt.

     Interest Expense. Interest expense totaled $0.9 million and $1.3 million for the years ended December 31, 2001 and 2000, respectively. The decrease in interest expense for 2001 resulted primarily from a decrease in long-term borrowings due to the sale of the Wisconsin building and the release of restricted cash from the Subro Audit Acquisition escrow account. Additionally, the effective interest rate was approximately 2.1% lower during 2001 than during 2000.

     Other -- Loss on Disposal of Assets. In November 2001, the Company sold its building in New Berlin, Wisconsin to a third party at a loss of $1.0 million. The Company acquired the building on January 25, 1999 in the Subro Audit Acquisition.

     Other -- Special Committee Expenses. In August 1999, the Company's Board of Directors appointed the Special Committee to evaluate strategic alternatives available to the Company, including its possible sale. During the first quarter of 2000, the Company incurred $90,000 of expenses related to the work of the committee. In March 2000, after determining that the interests of the Company's shareholders would be best served by focusing on building the Company's business, the Special Committee ceased seeking a buyer for the Company and its efforts to enhance shareholder value were assumed by the full Board of Directors. See "-- Other Matters -- Special Committee".

     Other -- Litigation Settlement. In the fourth quarter of 2000, the Company recorded a litigation settlement of approximately $3.0 million after it had reached an agreement in principle to settle the DeGarmo class action litigation against the Company in federal court in West Virginia. The settlement was paid in July 2001. See Item 3. "Legal Proceedings".

     Tax. The provision for income taxes was approximately 31.3% of pre-tax income for the year ended December 31, 2001 compared to 41.5% for the year ended December 31, 2000. In September 2001, the Company concluded that in light of the passage of time with respect to the filing of the Company's tax returns for years up to and including 1997, it was proper to reverse previously accrued taxes reducing the tax provision for the third quarter by $681,000, net, or approximately $0.07 per share. This accrual related primarily to certain non-cash compensation charges taken in connection with the initial public offering of the Company's stock in 1997. Management believes that adequate amounts of tax and related interest and penalties, if any, have been provided for any adjustments that may result. The effective tax rates for 2001 (excluding the reversal of previously accrued taxes described above) and 2000 exceeded the Federal statutory tax rate as a consequence of state and local taxes and non-deductible expenses.

     Net Income. Net income for the year ended December 31, 2001 increased $1.0 million, or 29.5%, to $4.6 million or $0.46 per diluted share, from $3.6 million, or $0.33 per diluted share, for the year ended December 31, 2000. Net income increased primarily as a result of the accrual of $1.8 million of expenses, net of income taxes, at December 31, 2000 related to the DeGarmo litigation settlement described above. However, the increase in net income resulting from the DeGarmo litigation settlement was partially offset by an increase in net after tax expenses related to the Company's business development activities of approximately $1.1 million. See Item 1. "Business -- Business Developments -- Services to the Property and Casualty Industry" and
"-- Technology Development". In addition, there were two significant, non-recurring items in 2001 which together resulted in an increase to net income of $90,000: the loss on the disposal of property of approximately $591,000, net of tax; and the reversal of income taxes previously accrued for the non-cash compensation charge in 1997 of approximately $681,000, net of tax.

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

     Research and Development. The Company incurred $366,000 of expenses related to research and development activities in connection with the creation of new products for the insurance industry. See Item 1. "Business -- Business Developments -- Technology Development".

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

     Other -- Special Committee Expenses. In August 1999, the Board of Directors appointed the Special Committee to evaluate strategic alternatives available to the Company, including its possible sale. The Company incurred $451,000 in expenses related to the work of the committee during 1999 and $90,000 in expenses during the first quarter of 2000. In March 2000, after determining that the interests of the Company's shareholders would be best served by focusing on building the Company's business, the Special Committee ceased seeking a buyer for the Company and its efforts to enhance shareholder value were assumed by the full Board of Directors. See "-- Other
Matters -- Special Committee".

     Other -- Litigation Settlement. In the fourth quarter of 2000, the Company recorded a litigation settlement of approximately $3.0 million after it had reached an agreement in principle to settle the DeGarmo class action litigation against the Company in federal court in West Virginia. The settlement was paid in July 2001. See Item 3. "Legal Proceedings".

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's statements of cash flows for the years ended December 31, 2001, 2000 and 1999 are summarized below:

                                                                   DECEMBER 31,
                                                           ----------------------------
                                                            2001      2000       1999
                                                           -------   -------   --------
                                                                  (IN THOUSANDS)
Net cash provided by operating activities................  $ 5,952   $ 8,445   $  9,056
Net cash provided by (used in) investing activities......    1,327    (5,500)   (48,078)
Net cash (used in) provided by financing activities......   (6,029)   (3,115)     9,356
                                                           -------   -------   --------
Net increase (decrease) in cash and cash equivalents.....  $ 1,250   $  (170)  $(29,666)
                                                           =======   =======   ========

     The Company had working capital of $10.4 million at December 31, 2001, including cash and cash equivalents of $2.5 million, compared with working capital of $7.8 million at December 31, 2000.

     Net cash provided by operating activities decreased $2.5 million for the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily as a result of the $3.0 million litigation settlement which was expensed in 2000 and paid in 2001. The remainder of net cash provided by operations was used to repay amounts outstanding under the Company's Revolving Credit Facility.

     Net cash provided by investing activities in the year ended December 31, 2001 includes $2.6 million released from restricted cash related to the earnout provision of the Subro Audit Acquisition. Capital expenditures for the year ended December 31, 2001 were approximately $3.8 million. Disposals of property and equipment of $2.6 million included the sale of a building owned in Wisconsin. During 2002, the Company anticipates capital expenditures approximating $3.5 million to meet the requirements of the Company's growing revenue base and development activities.

     Net cash provided by financing activities for the year ended December 31, 2001 reflects $6.0 million in net cash repayments with respect to the Company's credit facility as discussed below.

     On November 1, 2001, the Company entered into a revolving credit facility with National City Bank of Kentucky, Bank One Kentucky, N.A. and Fifth Third Bank (the "Revolving Credit Facility"). The Company's obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. The Revolving Credit Facility carries a maximum borrowing capacity of $40 million and will mature October 31, 2004. Principal amounts outstanding under the Revolving Credit Facility will bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined fixed margin. At December 31, 2001, the interest rate was 3.84% based on the one-month Eurodollar Rate plus the fixed margin. The Revolving Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. At December 31, 2001, $8 million was outstanding under the Revolving Credit Facility.

     At December 31, 2001 and 2000, the Company reported as a current asset on its balance sheets, restricted cash of $18.0 million and $21.6 million, respectively. Restricted cash at December 31, 2001 and 2000 represented claims recoveries effected by the Company for its clients and also included an escrowed amount of $4.7 million at December 31, 2000 for a potential earn-out in connection with the Subro Audit Acquisition. At December 31, 2001 and December 31, 2000, the Company reported on its balance sheets, as a current liability, funds due clients of $12.9 million and $12.4 million, respectively, representing recoveries to be distributed to clients, net of the fee earned on such recoveries.

     In light of its acquisition strategy, the Company is currently assessing its opportunities for capital formation. The Company believes that its available cash resources, together with the borrowings available under the Revolving Credit Facility, will be sufficient to meet its current operating requirements and acquisition and internal development activities. See Item 1.
"Business -- Business Developments".

     The following summarizes the Company's contractual obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                       LESS THAN     1-3      4-5      AFTER
                                              TOTAL     1 YEAR      YEARS    YEARS    5 YEARS
                                             -------   ---------   -------   ------   -------
Contractual Obligations:
  Long-term debt...........................  $ 8,000    $   --     $ 8,000   $   --   $   --
  Operating leases.........................   14,438     2,139       4,625    4,528    3,146
                                             -------    ------     -------   ------   ------
  Total contractual obligations............  $22,438    $2,139     $12,625   $4,528   $3,146
                                             =======    ======     =======   ======   ======

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

CONCENTRATION OF CLIENTS

     The Company provides services to healthcare plans that as of December 31, 2001 covered approximately 49.1 million lives. The Company's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations. The Company's largest client is UnitedHealth Group. During the years ended December 31, 2001, 2000 and 1999, UnitedHealth Group generated 27%, 24% and 23% of the Company's revenues, respectively. The loss of this account could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company received from UnitedHealth Group ("UHG"), through its Uniprise strategic business unit, termination notices regarding subrogation recovery services covering approximately 1.3 million lives as to which the Company ceased during 2001 to receive new claims data and, therefore, to identify new recoverable files. These terminations are reported as "lost" in the Key Operating Indicators table (See "-- Results of

Operations"), but are offset by the approximately 1.8 million UHG lives added to service during the year ended December 31, 2001. The total UHG lives sold and installed at December 31, 2001 were approximately 14.8 million.

     Moreover, the Company received from Uniprise termination notices regarding subrogation recovery services covering approximately 4.7 million lives as to which the Company will cease during 2002 to receive new claims data and, therefore, to identify new recoverable files. These terminations are not reported as "lost" in the Key Operating Indicators table above because the effective dates of the terminations occur in 2002. The Company has learned from UHG that all of this terminated business (i.e., 6 million lives) will be serviced by UHG's Ingenix strategic business unit.

     The Company expects that it will continue to recover from the backlog it has created for the terminated portions of the UHG business for 5 to 6 years after the effective dates of the terminations. The Company further expects that 60% to 70% of that UHG backlog will be recovered within 36 months of the effective dates of the terminations. Moreover, the Company does not anticipate that any of these UHG terminations will affect its previously published guidance on 2002 financial results from subrogation services. However, to the extent that the Company does not replace the business terminated by UHG, future subrogation recoveries and revenues will be diminished by the UHG terminations.

     The Company believes, based on information derived from Uniprise, that approximately 55% of the total UHG book of business that the Company serviced at December 31, 2001 -- approximately 14.8 million lives -- are from either self-insured employer groups that receive claims administration services from Uniprise or health plans that are under a management contract with UHG. The Company believes that neither UHG nor Uniprise controls these self-insured employer groups and managed health plans (i.e., "external clients") in the selection of their subrogation vendor and that the Company may, therefore, sell its recovery services directly to these external clients following any current or future UHG terminations. The Company intends to compete vigorously for the subrogation and other recovery business of these external clients against Ingenix as well as any other vendors.

     Wellpoint Health Networks accounted for 40% and 29% of the Company's accounts receivable balance at December 31, 2001 and 2000, respectively. Wellpoint Health Networks represents approximately 70% of the Company's revenue earned from its provider bill audit service.

     The Company's revenues are earned under written contracts with its clients that generally provide for contingency fees from recoveries under a variety of pricing regimes. The pricing arrangements offered by the Company to its clients include a fixed fee percentage, a fee percentage that declines as the number of lives covered by the client and subject to the Company's service increases and a fee percentage that varies with the Company's recovery performance.

     The Company performs its services on a reasonable efforts basis and does not obligate itself to deliver any specific result. Contracts with its customers are generally terminable on 60 to 180 days' notice by either party, although in a few cases the contracts extend over a period of years. The Company's contracts generally provide that in the event of termination, the Company is entitled to complete the recovery process on the existing backlog or to receive a cash payment designed to approximate the gross margin that would otherwise have been earned from the recovery on the backlog of the terminating client. On December 31, 2001, the Company had backlog of $1,414.8 million.

OTHER MATTERS

 Special Committee

     In August 1999, the Company's management approached the Company's Board of Directors to propose a transaction in which a private equity firm would acquire the Company for cash and the Company's management would acquire equity participation in the acquisition vehicle. In response, the Board of Directors appointed a Special Committee composed of the non-management directors and gave it a broad mandate to evaluate the strategic alternatives available to the Company and to explore those alternatives, as the committee deemed appropriate. After consulting with its own legal and financial advisers, the Special

Committee directed its financial adviser to solicit indications of interest from potential acquirers regarding a possible sale or business combination. Subsequently, 22 third parties entered into confidentiality agreements and although several of them conducted significant "due diligence" investigations of the Company, all but one of the participants declined to pursue a transaction. The Special Committee's financial advisor then informed the Special Committee that it would be unwilling to render its opinion that a transaction based on the single proposal that was submitted (by the management-allied private equity firm) would be fair to the Company's stockholders. In light of the financial advisor's position, the Special Committee decided to terminate the process of actively seeking an acquirer or a strategic merger partner and to focus on building the Company's business.

     Since that time, the Company has taken steps to enhance shareholder value through a variety of business development efforts and a continuation of the stock repurchase plan authorized by the Board in March 1999. See "-- Stock Repurchase Plan" and Item 1. "Business -- Business Developments".

 Appointment of Directors

     On August 3, 2001, the Board of Directors, through its Nominating Committee, nominated Lauren N. Patch to the Board of Directors to fill a newly created directorship. Mr. Patch's nomination was approved by the Board of Directors on August 3, 2001, as permitted under the Company's Certificate of Incorporation and Bylaws. Mr. Patch will hold office until the next succeeding Annual Meeting, at which time his directorship will be subject to a vote of the Company's shareholders.

     In 2001, the Board of Directors, through its Nominating Committee, nominated Herbert A. Denton to fill a vacant position on the Board. Mr. Denton's nomination was approved by the remaining directors on May 11, 2001. Under the Company's Certificate of Incorporation and Bylaws, a vacancy on the Board of Directors created by a resignation may be filled by a majority vote of the remaining directors. A director so chosen to fill the vacancy would hold office until the next succeeding Annual Meeting.

 Stock Repurchase Plan

     The Company's Board approved a stock repurchase plan on March 12, 1999 under which the Company is authorized to repurchase, from time to time, up to $10 million of the Company's Common Stock in the open market, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $10 million of the Company's Common Stock or until it otherwise determines to terminate the stock repurchase plan. The Company repurchased 19,500 shares of its own stock during the year ended December 31, 2001 at an average price of $4.02. From inception of the program through December 31, 2001, total repurchased shares are 1,792,265 at a cost of $7.1 million, or an average cost of $3.97 per share. All of the reacquired shares of Common Stock through December 31, 2001 are reflected as treasury stock on the accompanying Balance Sheets.

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

 Related Party Transactions

     The Company has entered into a contract for legal services with a professional service corporation, Sharps & Associates, PSC, that is wholly owned by Douglas R. Sharps, the Company's Executive Vice President -- Finance and Administration, Chief Financial Officer and Secretary. This arrangement exists solely for the benefit of the Company and its purpose is to minimize the costs of legal services purchased by the Company on behalf of its clients. Mr. Sharps receives no financial or other personal benefits from his ownership of this firm. For the year ended December 31, 2001, approximately $3,385,000 was paid to this law firm for such legal services (which equates to a rate of approximately $40 per hour), including all employees and expenses.

     On February 12, 1999, the Board of Directors approved a loan in the amount of $350,000 to Patrick B. McGinnis, the Chairman and Chief Executive Officer of the Company, in exchange for a full recourse promissory note in the same amount from Mr. McGinnis. On June 30, 2000, at the direction of the Board of Directors and in accordance with terms authorized by it, the Company loaned Mr. McGinnis an additional $500,000. Under these terms, the $500,000 loan to Mr. McGinnis was combined with his existing debt to the Company of $350,000 of principal and $36,520 of accrued interest. Mr. McGinnis delivered to the Company his full recourse promissory note in the amount of $886,520, bearing interest at a fixed rate of 6.62% per annum, compounded annually (the "Amended Promissory Note"), and the Company cancelled the old promissory note evidencing the prior debt. The Amended Promissory Note provides for mandatory prepayments from certain of the proceeds received by Mr. McGinnis from his sale of the Company's securities and any related transactions. At December 31, 2001, the promissory note of $886,520 and accrued interest of $86,195 were outstanding. Mr. McGinnis used the proceeds of these loans to repay debts originally incurred by him to pay income taxes related to the ordinary income deemed to have been received by him on account of Common Stock granted to him in connection with the initial public offering of the Company's stock in May 1997 and to purchase additional stock in the initial public offering.

     On June 30, 2000, pursuant to Board authorization and in accordance with the terms of the Amended Promissory Note, the Company and Mr. McGinnis entered into a deferred compensation agreement (the "Agreement"). Under the Agreement, 50% of the amount otherwise payable to Mr. McGinnis under the Company's Management Group Incentive Compensation Plan is to be deferred until the Amended Promissory Note is paid in full, with such deferred compensation then being paid in full to Mr. McGinnis within 30 days thereafter. The Company has full right of set-off against any deferred compensation under the Agreement should Mr. McGinnis default under the Amended Promissory Note. At the election of Mr. McGinnis, the payment of the deferred compensation, upon payment of the Amended Promissory Note, may be extended for a period of not more than ten years. At December 31, 2001, the amount of deferred compensation was $52,648, with accrued interest of $2,779.

ITEM 7A.  QUANTITATIVE & QUALITATIVE MARKET RISK DISCLOSURES

     An element of market risk exists for the Company from changes in interest rates related to its Revolving Credit Facility, which matures October 31, 2004. The impact on earnings and the value of any debt on the Company's balance sheets are subject to change as a result of movements in market rates and prices as a portion of the Revolving Credit Facility is subject to variable interest rates. However, the Company does not expect changes in interest rates to have a material effect on its financial position, results of operations or cash flows in 2002. As of December 31, 2001, the Company had $8.0 million outstanding under its Revolving Credit Facility. Through an interest rate swap contract the Company has entered into, the Company has fixed the interest rate on $4.0 million of the Revolving Credit Facility at 5.41% or 5.66% (contingent on the status of a financial ratio). The remaining $4.0 million outstanding had an interest rate of 3.84% at December 31, 2001. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Trover Solutions, Inc.

     In our opinion, the accompanying balance sheets and the related statements of income, changes in stockholders' equity and comprehensive income and cash flows appearing on pages 37 through 40 of this annual report on Form 10-K present fairly, in all material respects, the financial position of Trover Solutions, Inc. (the "Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Louisville, Kentucky
January 25, 2002

                             TROVER SOLUTIONS, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                2001       2000
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,547   $  1,297
  Restricted cash...........................................    18,035     21,647
  Accounts receivable, less allowance for doubtful accounts
    of $509 in 2001 and $434 in 2000........................     9,382      7,660
  Other current assets......................................     1,805      2,153
                                                              --------   --------
         Total current assets...............................    31,769     32,757
                                                              --------   --------
Property and equipment, at cost:
  Buildings and land........................................        --      4,001
  Furniture and fixtures....................................     3,112      3,230
  Office equipment..........................................     2,041      1,992
  Computer equipment........................................    10,256      9,039
  Software..................................................     7,119      4,844
  Leasehold improvements....................................     1,500      1,308
                                                              --------   --------
                                                                24,028     24,414
  Accumulated depreciation and amortization.................   (17,409)   (13,781)
                                                              --------   --------
         Property and equipment, net........................     6,619     10,633
                                                              --------   --------
Cost in excess of net assets acquired, net..................    29,146     29,143
Identifiable intangibles, net...............................     4,372      4,934
Other assets................................................     2,557      1,978
                                                              --------   --------
         Total assets.......................................  $ 74,463   $ 79,445
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $  1,308   $  1,231
  Accrued expenses..........................................     3,612      4,535
  Accrued litigation settlement.............................        --      3,000
  Accrued bonuses...........................................     2,239      2,371
  Funds due clients.........................................    12,876     12,437
  Income taxes payable......................................       300      1,385
  Deferred income tax liability.............................     1,007         --
                                                              --------   --------
         Total current liabilities..........................    21,342     24,959
Other liabilities...........................................     2,355      2,324
Long-term borrowings........................................     8,000     14,000
                                                              --------   --------
         Total liabilities..................................    31,697     41,283
                                                              --------   --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000 shares authorized;
    no shares issued or outstanding.........................        --         --
  Common stock, $.001 par value; 20,000 shares authorized;
    9,791 shares and 9,771 shares outstanding at December
    31, 2001 and 2000, respectively.........................        12         12
  Capital in excess of par value............................    22,758     22,637
  Other.....................................................      (973)      (912)
  Treasury stock at cost; 1,792 shares and 1,773 shares at
    December 31, 2001 and 2000, respectively................    (7,116)    (7,037)
  Accumulated other comprehensive income....................        27         --
  Retained earnings.........................................    28,058     23,462
                                                              --------   --------
         Total stockholders' equity.........................    42,766     38,162
                                                              --------   --------
         Total liabilities and stockholders' equity.........  $ 74,463   $ 79,445
                                                              ========   ========

    The accompanying notes are an integral part of the financial statements.

                             TROVER SOLUTIONS, INC.

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                               2001      2000      1999
                                                              -------   -------   -------
Claims revenues.............................................  $64,147   $63,627   $61,409
Cost of services............................................   31,589    30,432    31,451
                                                              -------   -------   -------
          Gross profit......................................   32,558    33,195    29,958
Support expenses............................................   17,499    17,061    15,870
Depreciation and amortization...............................    6,701     6,372     4,954
Research and development....................................      537       366        --
                                                              -------   -------   -------
          Operating income..................................    7,821     9,396     9,134
Interest income.............................................      785     1,104     1,084
Interest expense............................................     (903)   (1,341)     (940)
Other -- Loss on disposal of assets.........................   (1,010)       --        --
Other -- Litigation settlement..............................       --    (3,000)       --
Other -- Special Committee expenses.........................       --       (90)     (451)
                                                              -------   -------   -------
          Income before income taxes........................    6,693     6,069     8,827
Provision for income taxes..................................    2,097     2,519     3,665
                                                              -------   -------   -------
          Net income........................................  $ 4,596   $ 3,550   $ 5,162
                                                              =======   =======   =======
Earnings per common share (basic)...........................  $  0.47   $  0.33   $  0.46
                                                              =======   =======   =======
Earnings per common share (diluted).........................  $  0.46   $  0.33   $  0.46
                                                              =======   =======   =======

    The accompanying notes are an integral part of the financial statements.

                             TROVER SOLUTIONS, INC.

               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                      CAPITAL IN                           ACCUMULATED
                                   COMMON STOCK       EXCESS OF    RETAINED                   OTHER
                                -------------------      PAR       EARNINGS    TREASURY   COMPREHENSIVE
                                  SHARES     AMOUNT     VALUE      (DEFICIT)    STOCK        INCOME       OTHER    TOTAL
                                ----------   ------   ----------   ---------   --------   -------------   -----   -------
Balances, December 31, 1998...  11,502,987    $12      $22,428      $14,753    $    --         $--        $  --   $37,193
  Net Income..................                                        5,162                                         5,162
  Issuance of Common Stock....      10,720                  98                                                         98
  Repurchase of Common Stock..    (305,000)                                     (1,373)                            (1,373)
  Other.......................                              15           (3)                               (369)     (357)
                                ----------    ---      -------      -------    -------         ---        -----   -------
Balances, December 31, 1999...  11,208,707     12       22,541       19,912     (1,373)         --         (369)   40,723
  Net income..................                                        3,550                                         3,550
  Issuance of Common Stock....      29,929                  92                                                         92
  Repurchase of Common Stock..  (1,467,765)                                     (5,664)                            (5,664)
  Other.......................                               4                                             (543)     (539)
                                ----------    ---      -------      -------    -------         ---        -----   -------
Balances, December 31, 2000...   9,770,871     12       22,637       23,462     (7,037)         --         (912)   38,162
  Comprehensive income:
  Net income..................                                        4,596                                         4,596
  Other comprehensive income:
  Cash flow hedge (net of
    related tax expense of
    $19)......................                                                                  27                     27
                                ----------    ---      -------      -------    -------         ---        -----   -------
  Total comprehensive
    income....................                                                                                      4,623
  Issuance of Common Stock....      39,829                 111                                                        111
  Repurchase of Common Stock..     (19,500)                                        (79)                               (79)
  Other.......................                              10                                              (61)      (51)
                                ----------    ---      -------      -------    -------         ---        -----   -------
Balances, December 31, 2001...   9,791,200    $12      $22,758      $28,058    $(7,116)        $27        $(973)  $42,766
                                ==========    ===      =======      =======    =======         ===        =====   =======

    The accompanying notes are an integral part of the financial statements.

                             TROVER SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                               2001      2000       1999
                                                              -------   -------   --------
Cash flows from operating activities:
  Net income................................................  $ 4,596   $ 3,550   $  5,162
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Depreciation and amortization.............................    6,701     6,372      4,954
  Deferred income taxes.....................................    1,449      (640)       511
  Other.....................................................       37         4         15
  Loss on disposal of assets................................    1,010        --         --
  Changes in operating assets and liabilities:
     Restricted cash........................................   (1,384)      287        603
     Accounts receivable....................................   (1,722)     (790)    (2,153)
     Other current assets...................................     (282)      268         51
     Other assets...........................................     (970)   (1,229)        41
     Trade accounts payable.................................       77      (683)     1,175
     Accrued expenses.......................................   (3,095)    1,682      1,487
     Funds due clients......................................      439      (741)      (852)
     Income taxes payable...................................   (1,085)      367     (1,466)
     Other liabilities......................................      181        (2)      (472)
                                                              -------   -------   --------
          Net cash provided by operating activities.........    5,952     8,445      9,056
                                                              -------   -------   --------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................    2,551    (3,765)   (44,215)
  Purchases of property and equipment.......................   (2,004)   (1,684)    (3,109)
  Capitalization of internally developed software...........   (1,831)   (1,392)      (754)
  Disposals of property and equipment.......................    2,611     1,341         --
                                                              -------   -------   --------
          Net cash provided by (used in) investing
            activities......................................    1,327    (5,500)   (48,078)
                                                              -------   -------   --------
Cash flows from financing activities:
  Issuance of common stock..................................      111        92         98
  Repurchase of common stock................................      (79)   (5,664)    (1,373)
  Line of credit proceeds...................................    1,500     8,700     14,300
  Line of credit repayments.................................   (7,500)   (5,700)    (3,300)
  Other.....................................................      (61)     (543)      (369)
                                                              -------   -------   --------
Net cash (used in) provided by financing activities.........   (6,029)   (3,115)     9,356
                                                              -------   -------   --------
Net increase (decrease) in cash and cash equivalents........    1,250      (170)   (29,666)
Cash and cash equivalents, beginning of period..............    1,297     1,467     31,133
                                                              -------   -------   --------
Cash and cash equivalents, end of period....................  $ 2,547   $ 1,297   $  1,467
                                                              =======   =======   ========
Supplemental cash flows disclosure:
Income tax payments.........................................  $ 1,734   $ 2,896   $  4,819
                                                              =======   =======   ========
Cash paid for interest expense..............................  $ 1,073   $ 1,140   $    844
                                                              =======   =======   ========
Details of businesses acquired in purchase transactions:
  Fair value of assets acquired.............................  $    --   $    --   $ 45,813
  Less: liabilities assumed.................................       --        --      1,598
                                                              -------   -------   --------
  Cash paid for acquired businesses, net of cash acquired...  $    --   $    --   $ 44,215
                                                              =======   =======   ========

    The accompanying notes are an integral part of the financial statements.

                             TROVER SOLUTIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Healthcare Recoveries, Inc. changed its name to Trover Solutions, Inc. (hereinafter referred to as the "Company") effective January 15, 2002. The Company, a Delaware corporation, was incorporated on June 30, 1988. The Company is a provider of outsourcing of subrogation and certain other medical claims recovery and cost containment services to the private healthcare payor industry. Its primary business is medical claims recovery, and its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance. The Company's other medical claims recovery services include (1) the auditing of the bills of medical providers, particularly hospitals, for accuracy, correctness and compliance with contract terms ("provider bill audit"), and (2) the recovery of overpayments attributable to duplicate payments, failures to coordinate benefits and similar errors in payment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     Cash and cash equivalents include cash, demand deposits and highly liquid investments with an original maturity of three months or less. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of the instruments.

     Restricted cash represents the balance in client-specific bank accounts of amounts collected on behalf of certain clients. A portion of the balance will be disbursed to clients in accordance with the terms of the contracts between the Company and its clients, while the remainder will be released to the Company. Restricted cash at December 31, 2000 included $4.7 million which was held in escrow for the Subro Audit (as defined herein) earn-out. See Note 3 "Acquisitions".

     Substantially all of the Company's cash, cash equivalents and restricted cash have been placed with one financial institution.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The financial instruments of the Company consist mainly of cash and cash equivalents, trade receivables, short-term debt and long-term debt. The fair value of cash and cash equivalents, trade receivables and short-term debt approximates their carrying values due to the relatively short-term nature of the instruments. The fair value of long-term debt is based on current rates available to the Company for debt with similar characteristics.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives of property and equipment are as follows:

Buildings...................................................   40 Years
Furniture and fixtures......................................   3-5 Years
Office equipment............................................   3-5 Years
Computer equipment..........................................   3-5 Years
Software....................................................   3-5 Years
Leasehold improvements......................................   5-7 Years

                             TROVER SOLUTIONS, INC.

Depreciation expense for the years ended 2001, 2000 and 1999 was $4.0 million, $3.8 million, and $3.1 million, respectively.

INTANGIBLE ASSETS

     Cost in excess of net assets acquired represents the unamortized excess of cost over the fair value of tangible and identifiable intangible assets acquired and is being amortized on a straight-line basis over twenty years. Identifiable intangible assets are being amortized on a straight-line basis over varying periods, ranging from four to fifteen years. Amortization expense for the years ended 2001, 2000 and 1999 was $2.7 million, $2.6 million, and $1.9 million, respectively.

REVENUE RECOGNITION

     Subrogation revenues are generally derived from contingent fee arrangements based on the recoveries effected by the Company on behalf of its clients. Revenue is recognized when a fee is earned based on the settlement of a case. A case is deemed settled when the Company can confirm that the parties agree on all material terms associated with the settlement.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 provides guidance on revenue recognition and related disclosures and was effective beginning October 1, 2000. The Company was previously following the requirements provided under SAB 101 and, accordingly, the implementation of this pronouncement had no impact on the Company's financial position or results of operations for 2001 or 2000.

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

RESEARCH AND DEVELOPMENT

     During 2000, the Company began research and development activities in connection with the creation of new products for the insurance industry. The Company charges all research and development costs to expense when incurred. The Company incurred $537,000 and $366,000 of expenses related to research and development during 2001 and 2000, respectively.

LITIGATION SETTLEMENT

     In January 2001, the Company reached an agreement in principle to settle the DeGarmo class action litigation for $3.0 million which was reported in the fourth quarter of 2000. The settlement was paid in July 2001.

PROVISION FOR INCOME TAXES

     The provision for income taxes has been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

                             TROVER SOLUTIONS, INC.

STOCK-BASED COMPENSATION PLANS

     The Company accounts for its employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Effective in 1996, the Company implemented the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires companies that elect not to account for stock-based compensation as prescribed by SFAS No. 123, to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used in determining the pro forma effects of SFAS No. 123.

EARNINGS PER COMMON SHARE

     A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations follows (dollars in thousands, except per share results):

                                                                                PER-SHARE
                                                      NET INCOME     SHARES      RESULTS
                                                      ----------   ----------   ---------
YEAR ENDED DECEMBER 31, 2001:
  Basic earnings per common share...................    $4,596      9,794,343     $0.47
  Effect of dilutive stock options..................        --        160,447      (.01)
  Diluted earnings per common share.................     4,596      9,954,790      0.46
YEAR ENDED DECEMBER 31, 2000:
  Basic earnings per common share...................     3,550     10,654,995      0.33
  Effect of dilutive stock options..................        --         72,627        --
  Diluted earnings per common share.................     3,550     10,727,622      0.33
YEAR ENDED DECEMBER 31, 1999:
  Basic earnings per common share...................     5,162     11,287,724      0.46
  Effect of dilutive stock options..................        --         43,547        --
  Diluted earnings per common share.................     5,162     11,331,271      0.46

     Basic earnings per common share were computed based on the weighted-average number of shares outstanding during the year. The dilutive effect of stock options is calculated using the treasury stock method. Options to purchase 1,298,653, 1,470,978 and 1,088,358 shares for the years ended December 31, 2001,
2000 and 1999, respectively, were not included in the computation of diluted earnings per common share because the exercise prices of these options were greater than the average market price of the common shares during the respective years.

DERIVATIVES

     Effective November 6, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by Statement of Financial Account Standard No 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FAS 133". SFAS 133 requires that all derivatives, including interest rate swap agreements, be recognized on the balance sheet at their fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the underlying assets or liabilities through earnings or recognized in other comprehensive income until the underlying hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings. See Note 11 "Derivatives".

                             TROVER SOLUTIONS, INC.

OTHER COMPREHENSIVE INCOME (LOSS)

     Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss) but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The Company's other comprehensive income is composed of a deferred gain on a cash flow hedge. See Note 11 "Derivatives".

SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", established standards for reporting information about operating segments in the Company's financial statements. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is the Board of Directors of the Company.

     The Company reports one segment which is Healthcare Services. The Company does not have any products or services which meet the quantitative or qualitative guidelines for segment reporting at December 31, 2001. Effective January 1, 2002, the Company will have three segments which qualify as reportable segments based on qualitative guidelines. The segments include:
Healthcare Recovery Services, Property and Casualty Recovery Services and Troveris Software.

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

     Also, in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets", which establishes the accounting for goodwill and other intangible assets following their recognition. FAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. FAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, FAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS 142 is effective for the Company beginning on January 1, 2002. The Company will now be required to perform a transitional impairment test under FAS 142 for all goodwill recorded as of January 1, 2002. Management of the Company has not performed a transitional impairment test under FAS 142 and accordingly cannot estimate the impact of the adoption of FAS 142 as of January 1, 2002.

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

                             TROVER SOLUTIONS, INC.

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

RECLASSIFICATIONS

     Certain prior year items have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on previously reported assets, liabilities, stockholders' equity, net income, accumulated comprehensive income (loss) or cash flows.

3. ACQUISITIONS

     On January 25, 1999, the Company acquired the assets and certain liabilities of Subro-Audit, Inc., a Wisconsin corporation ("SAI"), and a related entity, O'Donnell Leasing Co., LLP, a Wisconsin limited liability partnership ("ODL" and, together with SAI, "Subro Audit"), for approximately $24.4 million (the "Subro Audit Acquisition"), using available unrestricted cash. The Company paid an additional $5.3 million pursuant to an earn-out arrangement. The final amount of $2.5 million was paid on June 7, 2001, and $2.8 million was paid on May 18, 2000. Approximately $4.7 million was held in escrow for the potential earn-out and was included in restricted cash at December 31, 2000. SAI is based in Wisconsin and provides subrogation recovery services with respect to an installed base of lives, which are covered by insurers, HMOs and employer-funded plans, throughout the United States of America. The Subro Audit Acquisition was accounted for using the purchase method of accounting.

     On February 15, 1999, the Company acquired the assets and certain liabilities of MedCap Medical Cost Management, Inc., a California corporation ("MedCap"), for approximately $10 million, using available unrestricted cash and borrowed funds (the "MedCap Acquisition" and, together with the Subro Audit Acquisition, the "Acquisitions"). The Company paid approximately $4.8 million from February 15, 2000 through January 15, 2001 pursuant to an amendment to the original earn-out agreement. MedCap provides a variety of medical cost management services to health insurers and HMOs, primarily in California. These services include provider bill auditing, contract compliance review, identification of certain other payments, and cost management consulting services. The MedCap Acquisition was accounted for using the purchase method of accounting.

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

                             TROVER SOLUTIONS, INC.

the results of operations would have been had the Acquisitions actually been consummated at the beginning of the periods presented.

4. LEASE COMMITMENTS

     Future minimum lease payments for office space, by year, under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2001 are as follows (in thousands):

2002........................................................  $2,139
2003........................................................   2,333
2004........................................................   2,292
2005........................................................   2,227
2006........................................................   2,301
Thereafter..................................................   3,146

     Rental expense, which includes amounts applicable to short-term leases, was approximately $2,092,000, $1,951,000, and $1,302,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

5. INCOME TAXES

     In September 2001, the Company concluded that, in light of the passage of time with respect to the filing of the Company's income tax returns for years up to and including 1997, it was proper to reverse previously accrued taxes by reducing the tax provision for the year ended December 31, 2001 by $681,000, net. This accrual related primarily to certain non-cash compensation charges taken in connection with the initial public offering of the Company's stock in 1997. Management believes that adequate amounts of tax and related interest and penalties, if any, have been provided for any adjustments that may be required.

     The provision (benefit) for income taxes for the years ended December 31, 2001, 2000 and 1999 consists of the following (in thousands):

                                                               2001     2000     1999
                                                              ------   ------   ------
Current:
  Federal...................................................  $  486   $2,395   $2,310
  State and local...........................................     162      764      844
                                                              ------   ------   ------
                                                                 648    3,159    3,154
                                                              ------   ------   ------
Deferred:
  Federal (benefit).........................................   1,091     (531)     428
  State and local (benefit).................................     358     (109)      83
                                                              ------   ------   ------
                                                               1,449     (640)     511
                                                              ------   ------   ------
                                                              $2,097   $2,519   $3,665
                                                              ======   ======   ======

     The following is a reconciliation of the effective tax rate to the federal statutory rate for the years ended December 31, 2001, 2000 and 1999:

                                                              2001     2000    1999
                                                              -----    ----    ----
Federal statutory rate......................................   34.0%   34.0%   34.0%
State and local taxes, net of federal tax benefit...........    6.9     6.9     6.9
Reversal of previously accrued income taxes for 1997
  non-cash compensation charge..............................  (10.2)     --      --
Other, net..................................................    0.6     0.6     0.6
                                                              -----    ----    ----
                                                               31.3%   41.5%   41.5%
                                                              =====    ====    ====

                             TROVER SOLUTIONS, INC.

     Temporary differences giving rise to deferred taxes in the accompanying balance sheets at December 31, 2001 and 2000 consist of the following (in thousands):

                                                             2001                   2000
                                                     --------------------   --------------------
                                                     ASSETS   LIABILITIES   ASSETS   LIABILITIES
                                                     ------   -----------   ------   -----------
Accrued bonuses....................................  $  539                 $  620
Accounts receivable................................             $1,924                 $1,986
Accrued litigation.................................     385                  1,849
Property and equipment.............................                257                    341
Intangible assets..................................                684                    417
Accrued vacation...................................     279                    191
Deferred rent......................................     256                    130
Cash flow hedge....................................                 19
Other..............................................      19                     17
                                                     ------     ------      ------     ------
                                                     $1,478     $2,884      $2,807     $2,744
                                                     ======     ======      ======     ======

     Management believes that the deferred tax assets are realizable based primarily on the existence of sufficient taxable income within the allowable carryback period.

6. MAJOR CLIENTS

     UnitedHealth Group accounted for 27%, 24% and 23% of the Company's total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. No other client accounted for more than 10% of the Company's total revenues. The loss of this client could have a material adverse effect on the Company's results of operations, financial position and cash flows.

     Wellpoint Health Network, which accounted for more than 70% of the Company's revenue from its provider bill audit product in 2001 and 2000, accounted for 40% and 29% of the Company's accounts receivable balance at December 31, 2001 and 2000, respectively. Should a substantial portion of the current balance of this client's account receivable become uncollectible, it could have a material adverse effect on the Company's results of operations and cash flows. No other client accounted for 10% or more of accounts receivable at December 31, 2001 or 2000.

7. RELATED PARTY TRANSACTIONS

     The Company has entered into a contract for legal services with a professional service corporation, Sharps & Associates, PSC, that is wholly owned by one of the Company's officers. This arrangement exists solely for the benefit of the Company and its purpose is to minimize the costs of legal services purchased by the Company on behalf of its clients. Mr. Sharps receives no financial or other personal benefit from his ownership of the firm. For the years ended December 31, 2001, 2000 and 1999, approximately $3,385,000, $2,484,000 and $2,040,000, respectively, was paid to this law firm for such legal services (which equates to a rate of approximately $40 per hour), including all employees and expenses.

     On February 12, 1999, the Board of Directors approved a loan in the amount of $350,000 to Patrick B. McGinnis, the Chairman and Chief Executive Officer of the Company, in exchange for a full recourse promissory note in the same amount from Mr. McGinnis. On June 30, 2000, at the direction of the Board of Directors and in accordance with terms authorized by it, the Company loaned Mr. McGinnis an additional $500,000. Under these terms, the $500,000 loan to Mr. McGinnis was combined with his existing debt to the Company of $350,000 of principal and $36,520 of accrued interest. Mr. McGinnis delivered to the Company his full recourse promissory note in the amount of $886,520, bearing interest at a fixed rate of 6.62% per annum, compounded annually (the "Amended Promissory Note"), and the Company cancelled the old

                             TROVER SOLUTIONS, INC.

promissory note evidencing the prior debt. The Amended Promissory Note provides for mandatory prepayments from certain of the proceeds received by Mr. McGinnis from his sale of the Company's securities and any related transactions. At December 31, 2001 and 2000, the promissory note of $886,520 and accrued interest of $86,195 and $25,800 were outstanding, respectively. Mr. McGinnis used the proceeds of these loans to repay debts originally incurred by him to pay income taxes related to the ordinary income deemed to have been received by him on account of Common Stock granted to him in connection with the initial public offering of the Company's stock in May 1997, and to purchase additional stock in the initial public offering.

     On June 30, 2000, pursuant to Board authorization and in accordance with the terms of the Amended Promissory Note, the Company and Mr. McGinnis entered into a deferred compensation agreement (the "Agreement"). Under the Agreement, 50% of the amount otherwise payable to Mr. McGinnis under the Company's Management Group Incentive Compensation Plan is to be deferred until the Amended Promissory Note is paid in full, with such deferred compensation then being paid in full to Mr. McGinnis within 30 days thereafter. The Company has full right of set-off against any deferred compensation under the Agreement should Mr. McGinnis default under the Amended Promissory Note. At the election of Mr. McGinnis, the payment of the deferred compensation, upon payment of the Amended Promissory Note, may be extended for a period of not more than ten years. At December 31, 2001, the amount of deferred compensation was $52,648, with accrued interest of $2,779.

8. EMPLOYEE BENEFIT PLAN

PENSION PLAN

     Effective on January 1, 1997, the Company's employees began participation in the Company's 401(k) defined contribution pension plan. An annual expense provision for the plan is based upon the level of employee participation, as the plan requires the Company to match a certain portion of the employees' contributions. For the year ended December 31, 2001, participants were given the option of receiving their match in cash or in common stock of the Company. For participants choosing the stock match, the Company contributed up to 100% of the participant's contribution, not to exceed 6% of the participant's annual compensation. For participants choosing the cash match, the Company contributed up to 50% of the participant's contribution, not to exceed 6% of the participant's annual compensation. For the years ended December 31, 2000 and 1999, the Company match was made in common stock of the Company, up to 6% of the participant's annual compensation. Total retirement plan expense was approximately $707,100, $818,300 and $877,200 for the years ended December 31, 2001, 2000 and 1999, respectively.

OTHER

     Accrued bonuses included in the accompanying balance sheets at December 31, 2001 and 2000 approximate $3.5 million and $3.9 million, respectively.

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

                             TROVER SOLUTIONS, INC.

10. CREDIT FACILITY

     On May 15, 2000, the Company entered into a third amendment (the "Amendment") to its February 1, 1998 revolving credit facility with National City Bank of Kentucky and the lenders named therein (the "Credit Facility"). The Company's obligations under the Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. Under the Amendment, the maturity date was extended to April 30, 2002 from January 31, 2001, the maximum borrowing capacity decreased to $40 million from $50 million, and certain other financial terms and covenants were amended. Principal amounts outstanding under the Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus the pre-determined fixed margin. At December 31, 2000, $14 million was outstanding under the Credit Facility.

     On November 1, 2001, the Company entered into a revolving credit facility with National City Bank of Kentucky, Bank One Kentucky, N.A. and Fifth Third Bank (the "Revolving Credit Facility"), and the existing Credit Facility was terminated. The Company's obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. The Revolving Credit Facility carries a maximum borrowing capacity of $40 million and will mature October 31, 2004. Principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined fixed margin. At December 31, 2001, the interest rate was 3.84% based on the one-month Eurodollar Rate plus the fixed margin. The Revolving Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. At December 31, 2001, $8 million was outstanding under the Revolving Credit Facility.

11. DERIVATIVES

     On November 6, 2001, the Company entered into an interest rate swap contract to pay 3.66% and to receive the one-month LIBOR rate on a $4 million notional amount of the Revolving Credit Facility. The Company uses derivative financial instruments to manage the risk that changes in interest rates will affect the amount of its future interest payments. Under the interest rate swap contract, the Company agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a variable rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The interest rate swap contract was entered into with a major financial institution in order to minimize counterparty credit risk.

     The interest rate contract under which the Company agrees to pay fixed rates of interest is considered a hedge against changes in the amount of future cash flows associated with the Company's interest payments on its variable rate Revolving Credit Facility. Accordingly, the interest rate swap contract is considered a cash flow hedge and is reported at fair value on the balance sheet in "Other Assets" and the related gain (or loss) on the contract is deferred in shareholders' equity (as a component of accumulated other comprehensive income). This deferred gain (or loss) is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of this contract is immediately recognized in income. The net effect of this accounting on the Company's operating results is that interest expense on the portion of the variable rate Revolving Credit Facility being hedged is generally recorded based on fixed interest rates. At the inception of the interest rate contract, the fair value of the hedge

                             TROVER SOLUTIONS, INC.

was $0. At December 31, 2001, the fair value of the hedge was $45,446 ($26,586, net of tax, included in Other Comprehensive Income).

12. COMMON STOCK OPTIONS

     In May 1997, the Company adopted the Trover Solutions, Inc. Non-Qualified Stock Option Plan for Eligible Employees (the "Employees' Plan"), the Trover Solutions, Inc. Amended and Restated Directors' Stock Option Plan (the "Directors' Plan") and the Trover Solutions, Inc. Employee Stock Purchase Plan (the "Purchase Plan"). On December 8, 1997, the Company adopted the Trover Solutions, Inc. 1997 Stock Option Plan for Eligible Participants (the "1997 Plan").

     The Employees' Plan provides for the award of stock options to certain officers and key employees of the Company. Options under the Employees' Plan may be granted with an exercise price greater than or less than the market value of the Company's Common Stock on the date of grant. Awards under the Employees' Plan expire ten years from the date of grant, and pursuant to individual option agreements under the Employees' Plan, vest ratably over at least a three-year period. As provided in the Employees' Plan, all options granted to the Company's employees automatically vest in the event of a change in control. At December 31, 2001, 673,750 shares of Common Stock were reserved for issuance under the Employees' Plan, including 154,233 shares available for future award.

     The Directors' Plan provides for the grant of options to purchase the Company's Common Stock to each non-employee director of the Company. Options under the Directors' Plan are exercisable at 100% of the market value of the Company's Common Stock on the date of grant. Pursuant to the Directors' Plan, each eligible director is to be granted on the date he or she first becomes a director an option to purchase 10,000 shares of Common Stock, and each eligible director is to be granted on the date of each annual meeting of stockholders of the Company beginning in 1998 an option to purchase 2,000 shares of Common Stock, for so long as shares are available under the Directors' Plan, but not after March 31, 2002. Terms of options granted under this plan commence on the date of grant and expire on the tenth anniversary of the grant date. Each option is to become exercisable when vested. Pursuant to individual option agreements under the Directors' Plan, options granted under the Directors' Plan vest ratably over a three-year period, provided that the optionee must be a non-employee director of the Company on each such anniversary in order for options to vest on such date. At December 31, 2001, 150,000 shares of Common Stock were reserved for issuance under the Directors' Plan, including 58,000 shares available for future award.

     Under the Purchase Plan, eligible employees may purchase shares of the Company's Common Stock, subject to certain limitations, at 85% of its market value. Purchases are made from payroll deductions up to a maximum of 15% of an employee's eligible annual compensation. During the year ended December 31, 2001, 35,782 shares of the Company's Common Stock were purchased under the Purchase Plan, resulting in 216,832 reserved shares of Common Stock being available for purchase at December 31, 2001.

     The 1997 Plan provides for the grant of options to purchase the Company's Common Stock to eligible participants of the Company at 100% of the market value of the Company's Common Stock on the date of grant. Awards under the 1997 Plan expire ten years from the date of grant and vest according to the terms that the compensation committee of the Board of Directors determines in its sole discretion. As provided in the 1997 Plan, all options granted to the Company's employees automatically vest in the event of a change in control. At December 31, 2001, 1,755,953 shares of Common Stock have been reserved under the 1997 Plan, of which 101,034 shares are available for future award.

                             TROVER SOLUTIONS, INC.

     Activity related to the Employees' Plan, Directors' Plan and 1997 Plan for the years ended December 31, 2001, 2000 and 1999 is summarized as follows:

                                      2001                        2000                        1999
                            -------------------------   -------------------------   -------------------------
                            SHARES   WEIGHTED-AVERAGE   SHARES   WEIGHTED-AVERAGE   SHARES   WEIGHTED-AVERAGE
                            (000)     EXERCISE PRICE    (000)     EXERCISE PRICE    (000)     EXERCISE PRICE
                            ------   ----------------   ------   ----------------   ------   ----------------
Options outstanding as of
  January 1...............   2,336        $ 9.13         1,562        $12.55         1,085        $16.58
  Granted.................     103        $ 4.57           859        $ 3.10           640        $ 6.01
  Exercised...............      (4)       $ 3.75            --            --            --            --
  Canceled................    (161)       $10.91           (85)       $10.94          (163)       $13.51
                            ------                      ------                      ------
Options outstanding as of
  December 31.............   2,274        $ 8.82         2,336        $ 9.13         1,562        $12.55
                            ======                      ======                      ======
Weighted-average fair
  value of options granted
  during the year (per
  share)..................  $ 2.91                      $ 3.00                      $ 1.94
                            ======                      ======                      ======

     The following table summarizes information about options outstanding under the Employees' Plan, Directors' Plan and 1997 Plan at December 31, 2001:

                                        OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                              ---------------------------------------   ------------------------
                                 NUMBER       WEIGHTED-                    NUMBER
                              OUTSTANDING      AVERAGE      WEIGHTED-   OUTSTANDING    WEIGHTED-
                              DECEMBER 31,    REMAINING      AVERAGE    DECEMBER 31,    AVERAGE
                                  2001       CONTRACTUAL    EXERCISE        2001       EXERCISE
RANGE OF EXERCISE PRICES         (000)       LIFE (YEARS)     PRICE        (000)         PRICE
------------------------      ------------   ------------   ---------   ------------   ---------
$2.75 - $16.36..............     1,898           7.3         $ 6.67        1,013        $ 9.45
$16.37 - $23.50.............       376           6.2          19.67          375         19.68
                                 -----                                     -----
                                 2,274           7.2           8.82        1,388         12.22
                                 =====                                     =====

     The Company accounts for options granted under its employee stock-based compensation plans in accordance with APB No. 25. As a result, the Company has not recognized compensation expense for stock options granted with an exercise price equal to the quoted market price of the common stock on the date of grant and that vest based solely on continuation of employment by the recipient of the option award. The Company adopted SFAS No. 123 for disclosure purposes in 1996. For SFAS No. 123 purposes, the fair value of each option grant and stock-based award has been estimated as of the date of grant using the Black-Scholes option pricing model. The following summarizes the weighted average assumptions used in valuing awards under the Employees' Plan, Directors' Plan and 1997 Plan:

                                                              2001   2000    1999
                                                              ----   -----   -----
Expected life (years).......................................   5.0     5.0     5.0
Risk-free interest rate.....................................   4.7%    6.5%    5.7%
Dividend yield..............................................   0.0     0.0     0.0
Expected volatility.........................................  75.5   187.6   137.3

     Had compensation expense been recognized under the provisions of SFAS No. 123, utilizing the assumptions in the table above, the Company's net income for the years ended December 31, 2001, 2000 and

                             TROVER SOLUTIONS, INC.

1999 and earnings per common share (basic and diluted) for the years ended December 31, 2001, 2000 and 1999 would have decreased to the following pro forma amounts:

                                                              2001     2000     1999
                                                             ------   ------   ------
Net income as reported.....................................  $4,596   $3,550   $5,162
Proforma...................................................   3,298    1,434    3,021
Earnings per common share:
As reported (basic)........................................    0.47     0.33     0.46
As reported (diluted)......................................    0.46     0.33     0.46
Proforma (basic)...........................................    0.34     0.13     0.27
Proforma (diluted).........................................    0.33     0.13     0.27

     The effects of applying SFAS No. 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma net income or earnings per common share for future years because variables such as option grants, option exercises, and stock price volatility included in the disclosures may not be indicative of actual future activity.

13. STOCK REPURCHASE PLAN

     The Company's Board approved a stock repurchase plan on March 12, 1999 under which the Company is authorized to repurchase, from time to time, up to $10 million of the Company's Common Stock in the open market, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $10 million of the Company's Common Stock or until it otherwise determines to terminate the stock repurchase plan. The Company repurchased 19,500 shares of its own stock during the year ended December 31, 2001 at an average price of $4.02. From inception of the program through December 31, 2001, the total repurchased shares are 1,792,265 at a cost of $7.1 million, or an average cost of $3.97 per share. All of the reacquired shares of Common Stock are reflected as treasury stock on the accompanying Balance Sheets.

14. LOSS ON DISPOSAL OF ASSETS

     On November 13, 2001, the Company sold its building in New Berlin, Wisconsin to a third party. The building was acquired on January 25, 1999 in the Subro Audit Acquisition. The Company recorded a loss on the disposal of the building of approximately $1.0 million during the year ended December 31, 2001.

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     A summary of the Company's quarterly results of operations follows (dollars in thousands, except per share amounts):

                                                  FIRST    SECOND     THIRD    FOURTH
                                                 -------   -------   -------   -------
YEAR ENDED DECEMBER 31, 2001:
Claims revenues................................  $16,255   $15,757   $15,093   $17,042
Income before income taxes.....................    2,349     1,828       587     1,929
Net income.....................................    1,375     1,069     1,024     1,128
Earnings per common share (basic)..............     0.14      0.11      0.10      0.12
Earnings per common share (diluted)............     0.14      0.11      0.10      0.11

                             TROVER SOLUTIONS, INC.

                                                 FIRST    SECOND     THIRD    FOURTH(1)
                                                -------   -------   -------   ---------
YEAR ENDED DECEMBER 31, 2000:
Claims revenues...............................  $16,567   $15,950   $15,113    $15,997
Income (loss) before income taxes.............    1,931     2,209     2,128       (199)
Net income (loss).............................    1,130     1,292     1,245       (117)
Earnings (loss) per common share (basic)......     0.10      0.12      0.12      (0.01)
Earnings (loss) per common share (diluted)....     0.10      0.12      0.12      (0.01)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to Directors and Executive Officers of the Registrant is included in the sections entitled "Management of the Company", "Executive Officers", and "Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2002 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the sections entitled "Executive Compensation", "Stock Option Grants", "Stock Option Exercises", "Management of the Company -- Directors' Compensation", "Employment Agreements", and "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2002 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the sections entitled "Management Common Stock Ownership" and "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2002 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the sections entitled "Executive Compensation" and "Certain Relationships and Related Transactions" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2002 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

          Report of Independent Accountants

          Balance Sheets -- years ended December 31, 2001 and 2000

          Statements of Income -- years ended December 31, 2001, 2000 and 1999

          Statements of Changes in Stockholders' Equity and Comprehensive Income -- years ended December 31, 2001, 2000 and 1999

          Statements of Cash Flow -- years ended December 31, 2001, 2000 and
     1999

     2. Financial Statement Schedules (none required)

     3. Exhibits

     The following list of Exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:


 2.1   --   Asset Purchase Agreement, dated as of December 4, 1998, by and among the Registrant, MedCap Medical Cost Management,
            Inc. and Marcia Deutsch (incorporated by reference to
            Exhibit 2.1 of Registrant's Current Report on Form 8-K,
            filed December 11, 1998, File No. 000-22585).
 2.2   --   Amendment to Asset Purchase Agreement, dated as of December
            8, 1999, by and among the Registrant, MedCap Medical Cost
            Management and Marcia Deutsch (incorporated by reference to
            Exhibit 2.1 of Registrant's Current Report on Form 8-K,
            filed December 20, 1999, File No. 0-22585).
 2.3   --   Asset Purchase Agreement, dated as of January 3, 1999, by
            and among the Registrant, Subro-Audit, Inc., O'Donnell
            Leasing Co., LLP, Kevin M. O'Donnell and Leah Lampone
            (incorporated by reference to Exhibit 2.1 of Registrant's
            Current Report on Form 8-K, filed January 11, 1999, File No.
            000-22585).
 2.4   --   Amendment to Asset Purchase Agreement by and among the
            Registrant, Subro-Audit, Inc., O'Donnell Leasing Co., LLP,
            Kevin O'Donnell and Leah Lampone, dated as of January 25,
            1999 (incorporated by reference to Exhibit 2.2 of
            Registrant's Current Report on Form 8-K, filed February 3,
            1999, File No. 000-22585).
 3.1   --   Amended and Restated Certificate of Incorporation of the
            Registrant (incorporated by reference to Exhibit 3.1 of
            Registrant's Amendment No. 2 to Registration Statement on
            Form S-1, File No. 333-23287).
 3.2   --   Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's Annual Report on
            Form 10-K for the fiscal year ended December 31, 2000).
 4.1   --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant's Amendment No. 1 to
            Registration Statement on Form S-1, File No. 333-23287).
 4.2   --   Rights Agreement, dated February 12, 1999, between the
            Registrant and National City Bank, as Rights Agent, which
            includes as Exhibit A the Form of Certificate of
            Designations of the Preferred Stock, as Exhibit B the Form
            of Right Certificate and as Exhibit C the Summary of Rights
            to Purchase Preferred Stock (incorporated by reference to
            Exhibit 4.1 of Registrant's Form 8-A, filed February 16,
            1999, File No. 000-22585).
10.1   --   Trover Solutions, Inc. Non-Qualified Stock Option Plan for
            Eligible Employees (incorporated by reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-1, File No.
            333-23287).
10.2   --   Trover Solutions, Inc. Amended and Restated Directors' Stock
            Option Plan (incorporated by reference to Exhibit 10.2 of
            Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.3   --   Trover Solutions, Inc. 1997 Stock Option Plan for Eligible
            Participants (incorporated by reference to Annex A of
            Registrant's Proxy Statement for a Special Meeting, dated
            November 10, 1997).
10.4   --   Trover Solutions, Inc. Employee Stock Purchase Plan
            (incorporated by reference to Exhibit 99.1 of Registrant's
            Registration Statement on Form S-8, File No. 333-41559).
10.5   --   2001 Management Group Incentive Compensation Plan.
            (incorporated by reference to Exhibit 10.5 of Registrant's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 2000).
10.6   --   Employment Agreement between the Registrant and Patrick B.
            McGinnis (incorporated by reference to Exhibit 10.2 to
            Registrant's Registration Statement on Form S-1, File No.
            333-23287).

10.7   --   Amendment No. 1 to Employment Agreement between the
            Registrant and Patrick B. McGinnis, dated February 12, 1999
            (incorporated by reference to Exhibit 10.6 of Registrant's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1998).
10.8   --   Separation Agreement between Medaphis and the Registrant
            (incorporated by reference to Exhibit 10.1 of Registrant's
            Amendment No. 2 to Registration Statement on Form S-1, File
            No. 333-23287).
10.9   --   Supplemental Retirement Savings Plan (incorporated by
            reference to Exhibit 10.5 of Registrant's Amendment No. 2 to
            Registration Statement on Form S-1, File No. 333-23287).
10.10  --   Lease between W&M Kentucky, Inc. and the Registrant
            (incorporated by reference to Exhibit 10.6 of Registrant's
            Registration Statement on Form S-1, File No. 333-23287).
10.11  --   Lease Addendum VI between W&M of Kentucky, Inc. and the
            Registrant, dated December 22, 1999 (incorporated by
            reference to Exhibit 10.12 of Registrant's Annual Report on
            Form 10-K for the fiscal year ended December 31, 1999).
10.12  --   Amended and Restated Credit Agreement, dated as of November
            1, 2001, by and among the Registrant and the Lending
            Institutions named therein.
10.13  --   Form of Change-in-Control Agreement between the Registrant and Douglas R. Sharps, Debra M. Murphy, Mark J. Bates and
            Robert G. Bader, dated February 24, 2000 (incorporated by
            reference to Exhibit 10.19 of Registrant's Annual Report on
            Form 10-K for the fiscal year ended December 31, 1999).
10.14  --   Form of Severance Agreement between the Registrant and
            Douglas R. Sharps, Debra M. Murphy, Mark J. Bates and Robert
            G. Bader dated February 24, 2000 (incorporated by reference to Exhibit 10.20 of Registrant's Annual Report on Form 10-K
            for the fiscal year ended December 31, 1999).
10.15  --   Promissory Note Payable to the Registrant from Patrick B.
            McGinnis (incorporated by reference to Exhibit 10.21 of
            Registrant's Annual Report on Form 10-K for the fiscal ended
            December 31, 1999).
10.16  --   Amended and Restated Promissory Note Payable to the
            Registrant from Patrick B. McGinnis, dated June 30, 2000
            (incorporated by reference to Exhibit 10.3 of Registrant's
            Quarterly Report on Form 10-Q for the quarter ended June 30,
            2000).
10.17  --   Deferred Compensation Agreement, dated June 30, 2000, by and between the Registrant and Patrick B. McGinnis (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly
            Report on Form 10-Q for the quarter ended June 30, 2000).
10.18  --   Purchase Agreement, dated as of June 29, 2001, between the
            Registrant and GCG Acquisitions, LLP.
10.19  --   Amendment to Purchase Agreement, dated as of July 29, 2001, between the Registrant and GCG Acquisitions, LLP.
10.20  --   Second Amendment to Purchase Agreement, dated as of November
            8, 2001, between the Registrant and GCG Acquisitions, LLP.
23.1   --   Consent of PricewaterhouseCoopers LLP.
99.1   --   Trover Solutions, Inc. Private Securities Litigation Reform
            Act of 1995 Safe Harbor Compliance Statement for
            Forward-Looking Statement.

     (b) Reports on Form 8-K

     No reports filed during the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TROVER SOLUTIONS, INC.

                                          By:    /s/ PATRICK B. MCGINNIS
                                            ------------------------------------
                                                    Patrick B. McGinnis
                                               Chairman, President and Chief
                                                      Executive Officer

                                          Dated: March 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                /s/ PATRICK B. MCGINNIS                   Chairman, President and Chief  March 27, 2002
--------------------------------------------------------    Executive Officer
                  Patrick B. McGinnis                       (Principal Executive
                                                            Officer)

                 /s/ DOUGLAS R. SHARPS                    Executive Vice President and   March 27, 2002
--------------------------------------------------------    Chief Financial Officer
                   Douglas R. Sharps                        (Principal Financial and
                                                            Accounting Officer)

              /s/ WILLIAM C. BALLARD, JR.                 Director                       March 27, 2002
--------------------------------------------------------
                William C. Ballard, Jr.

                 /s/ HERBERT A. DENTON                    Director                       March 27, 2002
--------------------------------------------------------
                   Herbert A. Denton

                   /s/ JILL L. FORCE                      Director                       March 27, 2002
--------------------------------------------------------
                     Jill L. Force

                   /s/ JOHN H. NEWMAN                     Director                       March 27, 2002
--------------------------------------------------------
                     John H. Newman

                  /s/ LAUREN N. PATCH                     Director                       March 27, 2002
--------------------------------------------------------
                    Lauren N. Patch

                /s/ CHRIS B. VAN ARSDEL                   Director                       March 27, 2002
--------------------------------------------------------
                  Chris B. Van Arsdel