Form 10-Q
period 2002-03-31
TROVER SOLUTIONS INC
filed 2002-05-15
CIK 858629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-22585

Trover Solutions, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	61-1141758
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 Watterson Tower, Louisville, Kentucky (Address of Principal Executive Offices)	40218 (Zip Code)

(Registrant’s Telephone Number, Including Area Code)

(502) 454-1340

1400 Watterson Tower,

Louisville, Kentucky

(Former name, former address and former fiscal year,

if changed since last report)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      As of May 14, 2002, 9,297,633 shares of the Registrant’s Common Stock, $0.001 par value were outstanding.

TROVER SOLUTIONS, INC.

FORM 10-Q

March 31, 2002

      THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY TROVER SOLUTIONS, INC. OR MEMBERS OF ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF TROVER SOLUTIONS, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THE TROVER SOLUTIONS, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001, AS AMENDED BY EXHIBIT 99.2 TO THIS QUARTERLY REPORT ON FORM 10-Q, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. TROVER SOLUTIONS, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS OR CIRCUMSTANCES, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

i

PART I:     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

TROVER SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)
(In thousands, except per share information)

	March 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$1,678	$2,547
Restricted cash	17,860	18,035
Accounts receivable, less allowance for doubtful accounts of $504 at March 31, 2002 and $509 at December 31, 2001	8,698	9,382
Other current assets	1,706	1,805

Total current assets	29,942	31,769

Property and equipment, at cost:
Furniture and fixtures	3,114	3,112
Office equipment	2,053	2,041
Computer equipment	10,674	10,256
Software	7,667	7,119
Leasehold improvements	1,399	1,500

	24,907	24,028
Accumulated depreciation and amortization	(18,492)	(17,409)

Property and equipment, net	6,415	6,619

Cost in excess of net assets acquired, net	29,146	29,146
Identifiable intangibles, net	4,232	4,372
Other assets	2,614	2,557

Total assets	$72,349	$74,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,031	$1,308
Accrued expenses	3,579	3,612
Accrued bonuses	823	2,239
Funds due clients	12,540	12,876
Income taxes payable	1,039	300
Deferred income tax liability	1,007	1,007

Total current liabilities	21,019	21,342
Other liabilities	2,370	2,355
Long-term borrowings	6,000	8,000

Total liabilities	29,389	31,697

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value per share; 2,000 shares authorized; no shares outstanding	—	—
Common stock, $.001 par value per share; 20,000 shares authorized; 9,533 and 9,791 shares outstanding as of March 31, 2002 and December 31, 2001, respectively	12	12
Capital in excess of par value	22,839	22,758
Other	(988)	(973)
Unearned compensation	(51)	—
Treasury stock at cost; 2,063 shares at March 31, 2002 and 1,792 shares at December 31, 2001	(8,641)	(7,116)
Accumulated other comprehensive income	40	27
Retained earnings	29,749	28,058

Total stockholders’ equity	42,960	42,766

Total liabilities and stockholders’ equity	$72,349	$74,463

The accompanying notes are an integral part of the condensed financial statements.

TROVER SOLUTIONS, INC.

CONDENSED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2002 and 2001
(Unaudited)
(In thousands, except per share information)

	Three Months Ended
	March 31,

	2002	2001

Claims revenues	$17,469	$16,255
Cost of services	8,482	7,738

Gross profit	8,987	8,517

Support expenses	4,899	4,496
Depreciation and amortization	1,289	1,585
Research and development	—	134

Operating income	2,799	2,302
Interest income	68	350
Interest expense	139	303

Income before income taxes	2,728	2,349
Provision for income taxes	1,037	974

Net income	$1,691	$1,375

Earnings per common share (basic and diluted)	$0.17	$0.14

Shares used in earning per share calculation:
Basic	9,749	9,789
Diluted	10,052	9,889

The accompanying notes are an integral part of the condensed financial statements.

TROVER SOLUTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2002 and 2001
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net income	$1,691	$1,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,369	1,585
Other	15	3
Changes in operating assets and liabilities:
Restricted cash	175	(710)
Accounts receivable	684	(846)
Other current assets	144	(65)
Other assets	(246)	(46)
Trade accounts payable	723	210
Accrued expenses	(1,449)	(1,354)
Funds due clients	(336)	297
Income taxes payable	739	873
Other liabilities	15	(53)

Net cash provided by operating activities	3,524	1,269

Cash flows from investing activities:
Purchases of property and equipment	(425)	(231)
Capitalization of internally developed software	(455)	(494)

Net cash used in investing activities	(880)	(725)

Cash flows from financing activities:
Line of credit repayments	(2,000)	—
Repurchase of common stock	(1,565)	—
Issuance of common stock	67	46
Other	(15)	(15)

Net cash (used in) provided by financing activities	(3,513)	31

Net (decrease) increase in cash and cash equivalents	(869)	575
Cash and cash equivalents, beginning of period	2,547	1,297

Cash and cash equivalents, end of period	$1,678	$1,872

The accompanying notes are an integral part of the condensed financial statements.

TROVER SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.     Organization and Basis of Presentation

      Healthcare Recoveries, Inc. changed its name to Trover Solutions, Inc. (hereinafter referred to as the “Company”) effective January 15, 2002. The Company, a Delaware corporation, was incorporated on June 30, 1988. The Company is a provider of outsourcing of subrogation and certain other claims recovery and cost containment services to the private healthcare payor industry and the property and casualty insurance industry. Its primary business is medical claims recovery, and its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company’s clients’ rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and are generally paid from the proceeds of liability or workers’ compensation insurance. The Company’s other medical claims recovery services include (1) the auditing of the bills of medical providers, particularly hospitals, for accuracy, correctness and compliance with contract terms (“provider bill audit”), and (2) the recovery of overpayments attributable to duplicate payments, failures to coordinate benefits and similar errors in payment.

      The accompanying financial statements are presented in a condensed format and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company’s annual financial statements. Accordingly, for further information, the reader of this Form 10-Q may wish to refer to the Company’s audited financial statements as of and for the year ended December 31, 2001, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.

      The financial information has been prepared in accordance with the Company’s customary accounting practices and is unaudited. In the opinion of management of the Company, the information presented reflects all adjustments necessary for a fair presentation of interim results. All such adjustments are of a normal and recurring nature. Certain financial statement amounts have been reclassified in the prior period to conform to the current period presentation.

2.     Recently Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations”, which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of FAS 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company will apply the provisions of FAS 141 to any future business combinations.

      Also, in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets”, which establishes the accounting for goodwill and other intangible assets following their recognition. FAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. FAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, FAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment. FAS 142 was effective for the Company beginning on January 1, 2002. The Company will now be required to perform a transitional impairment test under FAS 142 for all goodwill recorded as of January 1, 2002. Management of the Company has not performed a transitional impairment test under FAS 142 and accordingly cannot estimate the impact of the adoption of FAS 142 as of March 31, 2002.

TROVER SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (FAS 143), “Accounting for Asset Retirement Obligations”. FAS 143 is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company has not yet determined the effects of this standard on its financial statements.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”. FAS 144 is effective for fiscal years beginning after December 15, 2001. This statement supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a business segment. FAS 144 establishes a single accounting model, based on the framework established in FAS 121. The Company has not yet determined the effect of this standard on its financial statements.

3.     Contingencies

      The Company is engaged in the business of identifying and recovering subrogation and related claims of its clients, many of which arise in the context of personal injury lawsuits. As such, the Company operates in a litigation-intensive environment. The Company has been, from time to time, and in the future expects to be, named as a party in litigation incidental to its business operations. To date, the Company has not been involved in any litigation which has had a material adverse effect upon the Company, but there can be no assurance that pending litigation or future litigation will not have a material adverse effect on the Company’s business, results of operations or financial condition.

4.     Credit Facility

      On November 1, 2001, the Company entered into a revolving credit facility with National City Bank of Kentucky, Bank One Kentucky, N.A. and Fifth Third Bank (the “Revolving Credit Facility”), replacing and terminating its existing credit facility. The Company’s obligations under the Revolving Credit Facility are secured by substantially all of the Company’s assets, subject to certain permitted exceptions. The Revolving Credit Facility carries a maximum borrowing capacity of $40 million and will mature October 31, 2004. Principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined fixed margin. At March 31, 2002, the interest rate was 3.62% based on the one-month Eurodollar Rate. The Revolving Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company’s ability to pay dividends. It also contains a material adverse change clause. At March 31, 2002, $6 million was outstanding under the Revolving Credit Facility.

5.     Stock Repurchase Plan

      As of March 31, 2002, the Company’s Board of Directors had authorized the repurchase of up to $10 million of the Company’s Common Stock in the open market, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $10 million of the Company’s Common Stock or until it otherwise determines to terminate the stock repurchase plan. The Company repurchased 280,493 shares of its own stock during the three months ended March 31, 2002 at an average price of $5.58 per share. From inception of the program through March 31, 2002, the total number of shares repurchased was 2,072,758 at a cost of $8.7 million, or an average cost of $4.19 per share. All of the reacquired shares of Common Stock through March 31, 2002 are reflected as treasury stock on the accompanying Condensed Balance Sheets (Unaudited).

TROVER SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

      On May 10, 2002, the Company’s Board of Directors authorized the repurchase of up to an additional $10 million of the Company’s Common Stock pursuant to the stock purchase plan.

6.     Related Party Transactions

      The Company has entered into a contract for legal services with a professional service corporation, Sharps & Associates, PSC, that is wholly owned by one of the Company’s officers. This arrangement exists solely for the benefit of the Company and its purpose is to minimize the costs of legal services purchased by the Company on behalf of its clients. Mr. Sharps receives no financial or other personal benefit from his ownership of the firm. For the three months ended March 31, 2002, approximately $834,000 was paid to this law firm for such legal services, including all employees and expenses.

      On February 12, 1999, the Board of Directors approved a loan in the amount of $350,000 to Patrick B. McGinnis, the Chairman and Chief Executive Officer of the Company, in exchange for a full recourse promissory note in the same amount from Mr. McGinnis. On June 30, 2000, at the direction of the Board of Directors and in accordance with terms authorized by it, the Company loaned Mr. McGinnis an additional $500,000. Under these terms, the $500,000 loan to Mr. McGinnis was combined with his existing debt to the Company of $350,000 of principal and $36,520 of accrued interest. Mr. McGinnis delivered to the Company his full recourse promissory note in the amount of $886,520, bearing interest at a fixed rate of 6.62% per annum, compounded annually (the “Amended Promissory Note”), and the Company cancelled the old promissory note evidencing the prior debt. The Amended Promissory Note provides for mandatory prepayments from certain of the proceeds received by Mr. McGinnis from his sale of the Company’s securities and any related transactions. At March 31, 2002, the promissory note of $886,520 and accrued interest of $102,073 was outstanding. Mr. McGinnis used the proceeds of these loans to repay debts originally incurred by him to pay income taxes related to the ordinary income deemed to have been received by him on account of Common Stock granted to him in connection with the initial public offering of the Company’s stock in May 1997, and to purchase additional stock in the initial public offering.

      On June 30, 2000, pursuant to the Board of Directors’ authorization and in accordance with the terms of the Amended Promissory Note, the Company and Mr. McGinnis entered into a deferred compensation agreement (the “Agreement”). Under the Agreement, 50% of the amount otherwise payable to Mr. McGinnis under the Company’s Management Group Incentive Compensation Plan is to be deferred until the Amended Promissory Note is paid in full, with such deferred compensation then being paid in full to Mr. McGinnis within 30 days thereafter. The Company has full right of set-off against any deferred compensation under the Agreement should Mr. McGinnis default under the Amended Promissory Note. At the election of Mr. McGinnis, the payment of the deferred compensation, upon payment of the Amended Promissory Note, may be extended for a period of not more than ten years. At March 31, 2002, the amount of deferred compensation was $72,354, with accrued interest of $3,847.

TROVER SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

7.     Earnings Per Common Share

      Reconciliations of the average number of common shares outstanding used in the calculation of earnings per common share and earnings per common share assuming dilution are as follows (dollars and shares in thousands, except per share results):

	Three Months Ended
	March 31,

	2002	2001

Weighted average number of common shares outstanding	9,749	9,789
Add: Dilutive stock options	303	100

Number of common shares outstanding (diluted)	10,052	9,889

Net earnings for earnings per common share (basic and diluted)	$1,691	$1,375

Earnings per common share:
Basic	$0.17	$0.14

Diluted	$0.17	$0.14

      Basic earnings per common share were computed based on the weighted-average number of shares outstanding during the period. The dilutive effect of stock options was calculated using the treasury stock method. Options to purchase 931,817 shares for the three months ended March 31, 2002 were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

8.     Other Comprehensive Income (Loss)

      Other comprehensive income (loss) for the three months ended March 31, 2002 and 2001 consists of the following (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net income	$1,691	$1,375
Other comprehensive income (loss):
Deferred gain on cash flow hedge, net	13	—

Other comprehensive income, net of tax	$1,704	$1,375

9.     Income Taxes

      The Company accrued its income tax at its historical rate of 41.5% of pretax income, net of a research and experimental tax credit of $95,000, resulting in an effective income tax rate of 38.0%.

10.     Derivatives

      On November 6, 2001, the Company entered into an interest rate swap contract to pay 3.66% and to receive the one-month LIBOR rate on a $4 million notional amount of the Revolving Credit Facility. The Company uses derivative financial instruments to manage the risk that changes in interest rates will affect the amount of its future interest payments. Under the interest rate swap contract, the Company agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a variable rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to

TROVER SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The interest rate swap contract was entered into with a major financial institution in order to minimize counterparty credit risk. The interest rate swap transaction qualifies for hedge accounting treatment and is accounted for in accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by FAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of FAS 133”. At March 31, 2002, the fair value of the hedge was an asset of $67,980 ($39,768, net of tax, is included in Accumulated Other Comprehensive Income (Loss)).

11.     Segment Information

      Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting information about operating segments in the Company’s financial statements. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision making group is the Board of Directors of the Company.

      Prior to January 1, 2002, the Company reported one segment, Healthcare Services. The Company did not have any products or services which met the quantitative or qualitative guidelines for segment reporting through December 31, 2001. Effective January 1, 2002, the Company has three reportable segments based on qualitative guidelines. The Company’s three segments are: (1) Healthcare Recovery Services, which encompasses its healthcare recovery products: healthcare subrogation, provider bill audit and overpayment recoveries; (2) Property and Casualty Recovery Services, which includes subrogation recovery services for property and casualty insurers, which the Company sells under the name TransPaC Solutions; and (3) Software, which includes the sale of subrogation recovery software in a browser-based application service provider (ASP) form. The segment profit measure is income before income taxes.

      Segment results for the three months ended March 31, 2002 and 2001 are as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Revenues:
Healthcare Recovery Services	$17,402	$16,221
Property and Casualty Recovery Services	67	34
Software	115	—
Elimination of intercompany revenue	(115)	—

Total revenues	$17,469	$16,255

Operating income (loss):
Healthcare Recovery Services	$7,173	$6,044
Property and Casualty Recovery Services	(293)	(238)
Software	(160)	(298)
Unallocated Corporate support expenses	(3,921)	(3,206)

Total operating income	$2,799	$2,302

TROVER SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,

	2002	2001

Depreciation and amortization:
Healthcare Recovery Services	$1,118	$1,446
Property and Casualty Recovery Services	28	11
Software	13	19
Unallocated Corporate depreciation and amortization expense	130	109

Total depreciation and amortization	$1,289	$1,585

Income (loss) before income taxes:
Healthcare Recovery Services	$7,183	$6,174
Property and Casualty Recovery Services	(301)	(242)
Troveris Software	(189)	(303)
Unallocated Corporate (loss)	(3,965)	(3,280)

Total income before income taxes	$2,728	$2,349

      Unallocated Corporate amounts include corporate expenses and other miscellaneous charges. Because this category includes a variety of miscellaneous items not attributable to one particular segment, it is subject to fluctuation on a quarterly and annual basis. The Company does not allocate assets.

12.     Cost in Excess of Net Assets Acquired and Other Intangible Assets

      Effective January 1, 2002, the Company adopted FAS 142 under which Cost in Excess of Net Assets Acquired is no longer amortized but instead will be assessed for impairment at least annually which is a two step process. The first step involves determining the estimated fair value of each reporting unit with a view to determining whether the Cost in Excess of Net Assets Acquired value has been impaired under FAS 142. In accordance with the transition provisions of FAS 142, the Company is in the process of performing step one, and this evaluation will be completed by June 30, 2002. The second step measures the amount of the impairment, if any, and is required to be completed as soon as possible upon completing the first step, but no later than December 31, 2002.

      Following is a reconciliation of previously reported financial information to pro forma amounts excluding amortization of Cost in Excess of Net Assets Acquired for the quarter ended March 31, 2001 (in thousands, except per share amounts):

	Three Months
	Ended March 31,

	2002	2001

Net income:
Net income as reported	$1,691	$1,375
Amortization of costs in excess of net assets acquired, net of tax	—	236

Adjusted net income	$1,691	$1,611

Earnings per share (basic and diluted):
Earnings per share as reported	$0.17	$0.14
Amortization of costs in excess of net assets acquired, net of tax	—	0.02

Earnings per common share (basic and diluted)	$0.17	$0.16

TROVER SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

      The carrying value of Cost in Excess of Net Assets Acquired, net was approximately $29.1 million at March 31, 2002.

      All of the Company’s intangible assets (other than Cost in Excess of Net Assets Acquired, net) are subject to amortization. The details of the Company’s intangible assets at March 31, 2002 and December 31, 2001 are as follows (in thousands):

	March 31, 2002			December 31, 2001

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Client lists	$4,900	$1,027	$3,873	$4,900	$945	$3,955
Backlog	570	361	209	570	333	237
Non-compete agreements	530	380	150	530	350	180

Total	$6,000	$1,768	$4,232	$6,000	$1,628	$4,372

      Client lists are being amortized on a straight-line basis over 15 years. Backlog is being amortized over 5 years on a straight-line basis. Non-compete agreements are being amortized on a straight-line basis over periods ranging from 4 years to 5 years.

      Amortization expense related to intangible assets for the period ended March 31, 2002 was approximately $140,000. Over the nine month period ended December 31, 2002 and each of the four succeeding fiscal years, amortization expense related to intangible assets is expected to be as follows (in thousands):

Nine month period ended December 31, 2002	$422
Year ended December 31,:
2003	496
2004	340
2005	327
2006	327

13.     Subsequent Event

      The Company’s largest client is UnitedHealth Group (UHG). For the three month periods ended March 31, 2002 and 2001, UHG generated 26% and 27% of the Company’s revenues, respectively. Recently, the Company was informed by UHG management that UHG intends to terminate the Company’s subrogation services with respect to all but approximately 1 million lives of the 9.7 million remaining lives attributable to UHG. UHG’s termination of these services resulted from its decision to bring subrogation recovery services back inside UHG, where they will be performed by its Ingenix strategic business unit. The Company expects to receive monthly termination notices from UHG over a six-month period, commencing April 30, 2002, with termination dates effective 180 days after each notice. The Company expects that it will continue to recover on the backlog that it has created for UHG (and for the plans and employer groups that UHG services), a process that will not be completed for 5 to 6 years. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Concentration of Clients”.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The Company believes it is a leading independent provider of outsourcing of subrogation and certain other medical claims recovery and cost containment services to the private healthcare payor industry in the United States, based on the Company’s experience and assessment of its market. The Company’s primary business is medical claims recovery and its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company’s clients’ rights to recover the value of these medical benefits, arising by law or contract, are known generally as the right of subrogation and are generally paid from the proceeds of liability or workers’ compensation insurance. The Company’s other medical claims recovery services include (1) the auditing of the bills of medical providers, particularly hospitals, for accuracy, correctness and compliance with contract terms (“provider bill audit”), and (2) the recovery of overpayments attributable to duplicate payments, failures to coordinate benefits and similar errors in payment. The Company offers its healthcare recovery services on a nationwide basis to health maintenance organizations (“HMOs”), indemnity health insurers, self-funded employee health plans, companies that provide claims administration services to self-funded plans (referred to as “third-party administrators”), Blue Cross and Blue Shield organizations and provider organized health plans. Current clients include UnitedHealth Group, Humana Inc., Kaiser Permanente, The Principal Financial Group and Group Health, Inc. The Company had 46.4 million and 50.8 million lives under contract from its clientele at March 31, 2002 and 2001, respectively.

      The Company has three segments: (1) Healthcare Recovery Services, which encompasses its healthcare recovery products: healthcare subrogation, provider bill audit and overpayment recoveries; (2) Property and Casualty Recovery Services, which includes subrogation recovery services for property and casualty insurers, which the Company sells under the name TransPaC Solutions; and (3) Software, which includes the sale of subrogation recovery software in a browser-based application service provider (ASP) form.

Healthcare Recovery Services

Overview of Operations

      For a typical new healthcare subrogation or other medical claims recovery client, it takes up to six months from the contract signing (when the lives are “sold”) to complete the construction of electronic data interfaces necessary for the Company to begin providing service. At this point, the client is considered “installed.” During the installation period, the Company must also hire and train quality staff necessary to provide contractual services. After installation, the Company receives files and data from the client from which it creates an inventory of backlog.

      “Backlog” is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of its clients at a given point in time. These claims are gross figures, prior to estimates of claim settlements and rejections. Backlog increases when the Company opens new files of potentially recoverable claims and decreases when files are recovered and closed or, after further investigation, determined to be nonrecoverable. Backlog for a client will range from newly identified potential recoveries to potential recoveries that are in the late stages of the recovery process. Historically, recoveries (the amount actually recovered for the Company’s clients prior to the Company’s fee) have been produced from backlog in a generally predictable cycle. Any group of potential recoveries, sufficiently large in number to display statistically significant characteristics and that originates from a defined time period, tends to produce recovery results that are comparable to other groups having similar characteristics.

      For the most part, the Company is paid contingency fees from the amount of claims recoveries it makes from backlog or recoveries it identifies through other cost containment and related recovery services on behalf of its clients. The Company’s revenues are a function of recoveries and effective fee rates. Effective fee rates vary depending on the mix between services provided and client fee schedules. The fee schedules for each client are separately negotiated and reflect the Company’s standard fee rates, the services to be provided and the anticipated volume of services. The Company grants volume discounts and, for its recovery services, negotiates a lower fee when it assumes backlog from a client because the client will have already completed some of the recovery work. Because the Company records expenses as costs are incurred and records revenues only when a file is settled, there is a lag between the recording of expenses and related revenue recognition.

      The Company’s expenses are determined primarily by the number of employees directly engaged in recovery activities (“cost of services”) and by the number of employees engaged in a variety of support activities (“support expenses”). Recovery personnel must be hired and trained in advance of the realization of recoveries and revenues. Historically, support expenses have not grown in direct proportion to revenues.

Results of Operations

      The following tables present certain key operating indicators for the Healthcare Recovery Services segment for the periods indicated (lives and dollars in millions):

Healthcare Recovery Services-Key Operating Indicators

	Three Months Ended
	March 31,

	2002	2001

Cumulative lives sold, beginning of period	49.1	52.5
Lives from existing client loss, net(1)	(3.9)	(2.8)
Lives added from new contracts with existing clients	0.7	0.4
Lives added from contracts with new clients	0.5	0.7

Cumulative lives sold, end of period	46.4	50.8

Lives installed, end of period	44.7	47.8
Backlog(2)	$1,384.4	$1,207.3
Claims recoveries	$64.0	$60.5
Throughput(3)	4.6%	5.1%
Effective fee rate	27.5%	26.8%
Claims revenues	$17.4	$16.2

(1)	Represents the net of: losses from contract terminations and organic declines in the clients’ installed base measured in the number of persons covered by clients; and gains from organic growth in the clients’ installed base measured in the number of persons covered by clients.

(2)	Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of its clients at a given point in time.

(3)	Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      Claims Revenues. Total Healthcare Recovery Services revenues for the quarter ended March 31, 2002 increased approximately $1.2 million, or 7.3%, to $17.4 million compared to $16.2 million for the quarter ended March 31, 2001. Healthcare claims recoveries for the quarter ended March 31, 2002 were $64.0 million, an increase of $3.5 million, or 5.8%, compared to $60.5 million for the same quarter of 2001.

      The Healthcare Recovery Service effective fee rate for the quarter ended March 31, 2002 increased to 27.5% from 26.8% for the same quarter of 2001. The increase in fee rate was primarily attributable to the increase in the fee charged to UnitedHealth Group in the first quarter of 2002. See “Concentration of Clients”.

      Backlog for the Healthcare Recovery Services segment increased to $1,384.4 million at March 31, 2002 from $1,207.3 million at March 31, 2001, an increase of 14.7%. Approximately $151 million of the increase came from the provider bill audit services backlog while the remainder came from the subrogation services backlog.

      The Healthcare Recovery Services segment had a throughput rate of approximately 4.6% and 5.1% of average backlog during the first quarter of 2002 and 2001, respectively. The decrease in throughput from the quarter ended March 31, 2001 is primarily due to the fact that average healthcare recovery services backlog during the 2002 quarter increased 17.2% from the same quarter of 2001 while recoveries increased only 5.8%. Lives installed decreased 3.1 million from 47.8 million at March 31, 2001 to 44.7 million at March 31, 2002 because of the lives lost relating to terminations by UnitedHealth Group. See “Concentration of Clients”.

      Cost of Services. Cost of services for the Healthcare Recovery Services segment increased 6.6% for the quarter ended March 31, 2002 to $8.1 million, from $7.6 million for the same quarter in 2001. As a percentage of claims revenues, cost of services decreased to 46.8% for the quarter ended March 31, 2002 compared to 47.1% for the same quarter in 2001, due to the increase in revenue described above.

      Support Expenses. Support expenses for the Healthcare Recovery Services segment decreased 9.1% to $1.0 million for the quarter ended March 31, 2002 from $1.1 million for the same quarter in 2001. Support expenses decreased as a percentage of claims revenues from 6.7% for the first quarter of 2001 to 5.6% for the same quarter in 2002. The decrease in support expenses as a percentage of claims revenues resulted from the change in the reporting structure of certain systems support personnel from the Healthcare Recovery Services segment to Corporate Sales & Marketing. Prior to January 1, 2002, those personnel performed support functions primarily related to healthcare subrogation. Effective January 1, 2002, such personnel moved under Corporate Sales & Marketing as they assumed a more active role in the management of client data and as members of the client solutions team. Prior year amounts have not been reclassified as management of the Company viewed this as a change in position.

Property and Casualty Recovery Services

     Overview of Operations

      The Company operates in the subrogation outsourcing market that serves property and casualty (“P&C”) insurers. The Company offers its services to the P&C market under the brand name “TransPaC Solutions”. The Company currently provides subrogation outsourcing services to 21 P&C clients, under various contractual arrangements, including closed claims studies, referrals and full outsourcing. The Company has established a full-time direct sales force of three individuals experienced in P&C sales and marketing. The Company’s target market for its P&C subrogation services is P&C insurers that have reported below average subrogation recovery results, are small regional insurers or for various other reasons are interested in outsourcing either all or a portion of their subrogation work.

      The Company believes that the market for P&C subrogation outsourcing in the United States is substantial and that the potential savings from subrogation recoveries will vary depending upon the P&C line of business. The Company believes that total potential subrogation recoveries in the automobile insurance market exceed $6 billion per year. Based on its research and early experience with two clients, the Company believes that there is an opportunity to increase total subrogation recoveries across a wide spectrum of automobile insurers. The Company’s initial marketing strategy is to offer its services to smaller, regionally oriented automobile insurers which generally lack the resources to maximize subrogation recoveries.

      The Company believes that it has an opportunity to leverage its healthcare subrogation expertise and resources to provide service to the P&C markets. The primary difference between the two markets is in the acquisition of claims data for investigation of subrogation potential. The P&C industry does not have standard data definitions regarding claims as does the health insurance industry. Nevertheless, the Company used its healthcare subrogation expertise to build data interfaces with its first two P&C customers, and it has created proprietary business processes to acquire paper-based and/or imaged claims data from its customers’ claims adjusting offices and archives.

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

      The Company previously disclosed that it expected the following from TransPaC Solutions for the year ended December 31, 2002: pretax income (loss) in 2002 to range from a pretax loss of approximately $0.2 million to pretax income of approximately $0.2 million; recoveries from TransPaC Solutions to be $7.5 million to $10.0 million; and revenues to be $1.9 million to $2.5 million. The Company now estimates that it will incur pretax losses between $0.8 million and $1.0 million; recoveries will be from $5.0 million to $6.0 million; and revenue will range from $1.2 million to $1.5 million. The Company cautions that the foregoing forecasts and estimates are not guarantees of future performance and that actual results of TransPaC Solutions will be dependent upon future facts and circumstances, many of which are outside the control of management of the Company. See “Safe Harbor Compliance Statement for Forward Looking Statements” included as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended by Exhibit 99.2 to this Quarterly Report on Form 10-Q, which is hereby incorporated herein by reference.

     Results of Operations

      The following tables present certain key operating indicators for the Property and Casualty Recovery Services segment for the periods indicated (dollars in millions):

Property and Casualty Recovery Services-Key Operating Indicators

	Three Months Ended
	March 31,

	2002	2001

Contracts in Force, beginning of period	14	2
Outsourcing(1)	—	—
Referrals/ Closed Claims(2)	7	—

Contracts in Force, end of period	21	2

(1)	Outsourcing refers to the full replacement of a client’s internal subrogation recovery function by TransPaC Solutions, typically with a view to an ongoing relationship of indefinite period.

(2)	Referrals and Closed Claims refer to project-related work assumed by TransPaC Solutions, typically with files transmitted by clients from time to time.

	Three Months Ended
	March 31,

	2002	2001

Backlog(1)	$7.0	$2.5
Claims recoveries	$0.3	$0.1
Throughput(2)	5.3%	3.2%
Effective fee rate	23.8%	31.6%
Claims revenues	$0.07	$0.03

(1)	Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing on behalf of its clients at a given point in time.

(2)	Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      Claims Revenues. Total Property and Casualty Recovery Services revenues for the quarter ended March 31, 2002 increased approximately $33,000, or 97.1%, from the same quarter in 2001. Property and Casualty Recovery Services claims recoveries for the quarter ended March 31, 2002 were $0.3 million, an increase of $0.2 million over the same quarter in 2001.

      The Property and Casualty Recovery Services effective fee rate for the quarter ended March 31, 2002 decreased to 23.8% from 31.6% for the same quarter of 2001. The decrease in fee rate was primarily attributable to the new closed claim and referral contracts that the Company added in the first quarter of 2002 which typically bear a lower fee rate than full outsourcing contracts.

      Backlog. Backlog for the Property and Casualty Recovery Services segment increased to $7.0 million at March 31, 2002 from $2.5 million at March 31, 2001 due to additional contracts entered into by the Company during the quarter ended March 31, 2002.

      The Property and Casualty Recovery Services segment had a throughput rate of approximately 5.3% and 3.2% of average backlog during the first quarter of 2002 and 2001, respectively. The increase in throughput from the quarter ended March 31, 2001 is due to claims recoveries increasing at a higher rate than the average backlog. Contracts in force increased by 19 from March 31, 2001 to March 31, 2002.

      Cost of Services. Cost of services for the Property and Casualty Recovery Services segment increased 100% for the quarter ended March 31, 2002 to $0.2 million, from $0.1 million for the same quarter in 2001. As a percentage of claims revenues, cost of services increased to 340% for the quarter ended March 31, 2002 compared to 297% for the same quarter in 2001. The increase in cost of services is due to expenses being incurred prior to revenue being recognized, as is the nature of the subrogation business.

      Support Expenses. Support expenses for the Property and Casualty Recovery Services segment decreased 50% to $0.1 million for the quarter ended March 31, 2002 from $0.2 million for the same quarter in 2001. Support expenses decreased as a percentage of claims revenues from 471% for the first quarter of 2001 to 155% for the same quarter in 2002. The decrease in support expenses as a percentage of claims revenues resulted from the movement of certain sales and marketing personnel from the Property and Casualty Services segment to Corporate Sales & Marketing.

Software

Overview of Operations

      The Company has developed a web-enabled subrogation software application. The Company intends to sell this product as an application service provider (“ASP”), under the trade name “Troveris”, to participants in both the health insurance and benefits market and the P&C market which historically have not outsourced subrogation recoveries. The Company currently estimates that 40% to 50% of the private health insurance and health benefits markets do not outsource subrogation recoveries. Public sector markets, such as Medicaid and Medicare, have virtually no outsourcing of subrogation recoveries. These programs typically rely on their claims administration contractors to provide subrogation services as part of a bundled service contract. Like the health insurance market, the Company believes that certain participants in the P&C insurance market are less likely to outsource subrogation services. The Company believes mutual insurers have organizational and cultural biases against outsourcing and larger P&C insurers have sufficient resources to develop relatively sophisticated internal departments. As of March 31, 2002, the Company had not yet sold either the health insurance application or the P&C application, although the Company has received indications of interest from potential purchasers.

      The Troveris marketing strategy combines the opportunity for an internal subrogation department to gain operating efficiency through the functionality of state-of-the-art desktop software and to leverage its ability to produce recoveries through the purchase of unbundled components of the Company’s traditional subrogation outsourcing services. The Troveris software application allows the Company to administer these customized relationships using the same proprietary processes as it uses for those customers who purchase turnkey subrogation outsourcing services. An additional benefit of the Troveris software application is that the Company believes that it will substantially reduce future expenses for maintaining software applications that it uses to provide turnkey outsourcing services.

      During the fourth quarter of 2001, the Company began migrating its own subrogation operations to the Troveris application. The Company currently expects the migration to be completed in the fourth quarter of 2002. At that time, the Company expects to abandon its legacy subrogation system, thereby reducing its technology expense, net of the expense of maintaining the Troveris application, by at least $600,000 per year. The Troveris application will also enable the Company to expand its ability to manage its knowledge workers via telecommuting arrangements. While the Company believes it can achieve the foregoing transition and corresponding reduction of expenses in the outlined timeframe, future facts and circumstances could change these estimates. See “Safe Harbor Compliance Statement for Forward-Looking Statements” included as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended by Exhibit 99.2 to this Quarterly Report on Form 10-Q, which is hereby incorporated herein by reference.

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

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      Revenues. The Software segment recognized $115,000 in revenue in the first quarter of 2002, all of which was derived internally.

      Cost of services. Cost of services for the Software segment for the quarter ended March 31, 2002 was approximately $115,000. This includes approximately $81,000 of depreciation and amortization of software in service. Approximately $34,000 of the cost of services relates to the support and maintenance of the software.

      Support expenses. The Software segment incurred approximately $401,000 in expenditures in connection with the creation of new products for the insurance industry. Approximately $254,000 of support expenditures were capitalized, resulting in net reported expenses of approximately $147,000.

      Research and Development. The Company expects to incur additional expenses of between $0.8 million and $1.2 million for research and development with respect to these products over the remainder of 2002, of which approximately $348,000 is expected to be capitalized. In addition, as of March 31, 2002, the Company has capitalized approximately $1.5 million of costs in accordance with accounting principles generally accepted in the United States of America for the development of software for sale to unrelated parties.

Entire Company

Statements of Income as a Percentage of Revenues

	Three Months Ended
	March 31,

	2002	2001

Claims revenues	100.0%	100.0%
Cost of services	48.6	47.6
Support expenses	28.0	27.7
Depreciation and amortization	7.4	9.8
Research and development	—	0.8
Operating income	16.0	14.2
Interest (expense) income, net	(0.4)	0.3
Income before income taxes	15.6	14.5
Net income	9.7	8.5

      Depreciation and Amortization. Depreciation and amortization expense decreased 18.7% to $1.3 million for the quarter ended March 31, 2002 from $1.6 million for the same quarter in 2001. The decrease was due to the adoption of FAS 142 by the Company on January 1, 2002. See Item 1. “Financial Statements (Unaudited) — Note 12 — Cost in Excess of Net Assets Acquired and Other Intangible Assets”.

      Research and Development. The Company incurred $134,000 for the quarter ended March 31, 2001, related to research and development activities in connection with the creation of new products for the insurance industry. See “ Software — Overview of Operations”.

      Interest Income. Interest income decreased 80.6%, or $282,000, for the quarter ended March 31, 2002 as compared to the same quarter in 2001. The decrease is due to the payment, during the quarter ended June 30, 2001, of an earn-out relating to an acquisition, reducing the restricted cash balance, and lower interest rates.

      Interest Expense. Interest expense totaled approximately $139,000 for the quarter ended March 31, 2002. The decrease in interest expense for the quarter ended March 31, 2002, as compared with the same quarter in 2001, is due to a decrease in borrowed funds and lower applicable interest rates during 2002.

      Tax. In March 2002, the Company accrued an income tax benefit of $95,000 related to a research and experimental income tax credit. During the first quarter of 2002, the Company accrued its income tax at its historical rate of 41.5% of pretax income, net of the research and experimental tax credit, resulting in an effective income tax rate of 38.0%. For the first quarter of 2001, the provision for income tax was accrued at 41.5% of pretax income.

      Net Income. Net income for the quarter ended March 31, 2002 increased $0.3 million, or 23.0%, to $1.7 million, or $0.17 per diluted common share, from $1.4 million or $0.14 per diluted common share, for the comparable period in 2001. The primary reason for the increase in net income and diluted earnings per share was the adoption of FAS 142 as described above under Depreciation and Amortization.

Liquidity and Capital Resources

      The Company’s statements of cash flows for the three months ended March 31, 2002 and 2001 are summarized below:

	Three Months Ended
	March 31,

	2002	2001

	(In thousands)
Net cash provided by operating activities	$3,524	$1,269
Net cash used in investing activities	(880)	(725)
Net cash (used in) provided by financing activities	(3,513)	31

Net (decrease) increase in cash and cash equivalents	$(869)	$575

      The Company had working capital of $8.9 million at March 31, 2002, including cash and cash equivalents of $1.7 million, compared with working capital of $10.4 million at December 31, 2001. The primary reason for the decrease in working capital was the use of excess cash and cash equivalents to pay down the Revolving Credit Facility and to repurchase shares of the Company’s stock.

      Net cash provided by operating activities was $3.5 million, an increase of $2.3 million for the three months ended March 31, 2002, compared to the same quarter in 2001, primarily as a result of the reduction in the accounts receivable balance during the 2002 quarter.

      Net cash used in investing activities includes purchases of property and equipment. During each of the three month periods ended March 31, 2002 and 2001, the Company capitalized approximately $0.5 million of internally-developed software.

      Net cash used in financing activities for the three months ended March 31, 2002 reflects $2.0 million in net cash payments with respect to the Company’s Revolving Credit Facility, as well as approximately $1.6 million of treasury stock purchases.

      On November 1, 2001, the Company entered into a revolving credit facility with National City Bank of Kentucky, Bank One Kentucky, N.A. and Fifth Third Bank (the “Revolving Credit Facility”). The Company’s obligations under the Revolving Credit Facility are secured by substantially all of the Company’s assets, subject to certain permitted exceptions. The Revolving Credit Facility carries a maximum borrowing capacity of $40 million and will mature October 31, 2004. Principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined fixed margin. At March 31, 2002, the interest rate was 3.62% based on the one-month Eurodollar Rate. The Revolving Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company’s ability to pay dividends. It also contains a material adverse change clause. At March 31, 2002, $6 million was outstanding under the Revolving Credit Facility. (See Item 1. “Financial Statements (Unaudited) — Note 4 — Credit Facility and Note 10 — Derivatives”.)

      At March 31, 2002 and December 31, 2001, the Company reported on its balance sheets, as a current asset, restricted cash of $17.9 million and $18.0 million, respectively. Restricted cash at March 31, 2002 and December 31, 2001 represented claims recoveries by the Company for its clients. At March 31, 2002 and December 31, 2001, the Company reported on its balance sheets, as a current liability, funds due clients of $12.5 million and $12.9 million, respectively, representing claims recoveries to be distributed to clients, net of the fee earned on such recoveries.

      In light of its acquisition strategy, the Company is currently assessing its opportunities for capital formation. The Company believes that its available cash resources, together with the borrowings available under the Revolving Credit Facility, will be sufficient to meet its current operating requirements and acquisition and internal development activities.

External Factors

      The business of recovering subrogation and other claims for healthcare payors is subject to a wide variety of external factors. Prominent among these are factors that would materially change the healthcare payment, fault-based liability or workers’ compensation systems. Examples of these factors include, but are not limited to, 1) the non-availability of recovery from such sources as property and casualty and workers’ compensation coverages, 2) law changes that limit the use of or access to claims and medical records, or 3) the ability of healthcare payors to recover related claims and audit medical records. Because the Company’s profitability depends in large measure upon obtaining and using claims data and medical records, the non-availability or decrease in their availability could have a material adverse effect on the Company.

      Moreover, because the Company’s revenues are derived from the recovery of the costs of medical treatment, material changes in such costs will tend to affect the Company’s backlog or its rate of backlog growth, as well as its revenue or its rate of revenue growth. The healthcare industry, and particularly the business of healthcare payors, is subject to various external factors that may have the effect of significantly altering the costs of healthcare and the environment for the sale or delivery of medical claims recovery and cost containment services. The Company is unable to predict which of these factors, if any, could have a potentially material impact on healthcare payors and through them, the healthcare recovery and cost containment industry.

Concentration of Clients

      The Company provides services to healthcare plans that as of March 31, 2002 covered approximately 46.4 million lives. The Company’s clients are national and regional healthcare payors, large third-party administrators or self-insured corporations. The Company has two clients that individually comprise more than 10% of the Company’s revenue. The Company’s largest client is UnitedHealth Group (“UHG”). For the three month periods ended March 31, 2002 and 2001, UHG generated 26% and 27% of the Company’s revenues, respectively. Wellpoint Health Networks accounted for 12.7% and 8.6% of the Company’s revenues for the quarters ended March 31, 2002 and 2001, respectively.

      The Company’s revenues are earned under written contracts with its clients that generally provide for contingency fees from recoveries under a variety of pricing regimes. The pricing arrangements offered by the Company to its clients include a fixed fee percentage, a fee percentage that declines as the number of lives covered by the client and subject to the Company’s service increases and a fee percentage that varies with the Company’s recovery performance.

      The Company performs its services on a reasonable efforts basis and does not obligate itself to deliver any specific result. Contracts with its customers are generally terminable on 60 to 180 days’ notice by either party, although in a few cases the contracts extend over a period of years. The Company’s contracts generally provide that in the event of termination, the Company is entitled to complete the recovery process on the existing backlog or to receive a cash payment designed to approximate the gross margin that would otherwise have been earned from the recovery on the backlog of the terminating client. On March 31, 2002, the Company had Healthcare Recovery Services backlog of $1,384.4 million.

      Recently, the Company was informed by UHG management that UHG intends to terminate the Company’s subrogation services with respect to all but approximately 1 million lives of the 9.7 million remaining lives attributable to UHG. UHG’s termination of these services resulted from its decision to bring subrogation recovery services back inside UHG, where they will be performed by its Ingenix strategic business unit. The Company expects to receive monthly termination notices from UHG over a six-month period, commencing April 30, 2002, with termination dates effective 180 days after each notice. The Company expects that it will continue to recover on the backlog that it has created for UHG (and for the plans and employer groups that UHG services), a process that will not be completed for 5 to 6 years. UHG is the Company’s largest client, accounting for 27% of its total revenue in 2001.

      Based upon this information from UHG, the Company stated that the effects of the loss of the prospective UHG business, coupled with an increase in the fee rate that has occurred, and without regard to replacement of the UHG business, will be as follows:

•	In 2002, the Healthcare Recovery Services segment will report $1.4 million to $1.6 million more in revenue and pretax income than was indicated in the guidance previously published on January 4, 2002;

•	In 2003, the subrogation product of the Healthcare Recovery Services segment will report approximately $1.8 million less in revenue, without any reduction in the gross margin percentage; and

•	In 2004, the subrogation product of the Healthcare Recovery Services segment will report approximately $7.0 million less in revenue, without any reduction in the gross margin percentage.

      In addition, the Company expects that the Healthcare Recovery Services segment will report $0.3 million to $0.6 million more in pretax income than was indicated in the 2002 guidance previously published on January 4, 2002, which did not include the effects of the UHG terminations.

Critical Accounting Policies

      The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company believes its most significant accounting policies are related to the following areas, among others: revenue recognition, accounts receivable and collectibility, valuation of long-lived and intangible assets, accrued expenses and common stock options. Details regarding the Company’s use of these policies and the related estimates are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002. During the first quarter of 2002, there have been no material changes to the Company’s critical accounting policies that impacted the Company’s financial condition or results of operations.

Recently Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations”, which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of FAS 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company will apply the provisions of FAS 141 to any future business combinations.

      Also, in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets”, which establishes the accounting for goodwill and other intangible assets following their recognition. FAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. FAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, FAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment. FAS 142 was effective for the Company beginning on January 1, 2002. The Company will now be required to perform a transitional impairment test under FAS 142 for all goodwill recorded as of January 1, 2002. Management of the Company has not performed a transitional impairment test under FAS 142 and accordingly cannot estimate the impact of the adoption of FAS 142 as of March 31, 2002.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (FAS 143), “Accounting for Asset Retirement Obligations”. FAS 143 is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company has not yet determined the effects of this standard on its financial statements.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”. FAS 144 is effective for fiscal years beginning after December 15, 2001. This statement supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a business segment. FAS 144 establishes a single accounting model, based on the framework established in FAS 121. The Company has not yet determined the effect of this standard on its financial statements.

Stock Repurchase Plan

      The Company’s Board of Directors approved a stock repurchase plan on March 12, 1999 under which the Company is authorized to repurchase, from time to time, up to $10 million of the Company’s Common Stock in the open market, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $10 million of the Company’s Common Stock or until it otherwise determines to terminate the stock repurchase plan. The Company repurchased 280,493 shares of its own stock during the three months ended March 31, 2002, at an average price of $5.58. From inception of the program through March 31, 2002, the total number of repurchased shares is 2,072,758 at a cost of $8.7 million, or an average cost of $4.19 per share. All of the reacquired shares of Common Stock through March 31, 2002 are reflected as treasury stock on the accompanying Condensed Balance Sheets (Unaudited).

      On May 10, 2002, the Company’s Board of Directors authorized the repurchase of up to an additional $10 million of the Company’s Common Stock pursuant to the stock purchase plan.

Recent Developments

Resignation of Director

      Effective May 10, 2002, Herbert A. Denton resigned as a director of the Company. Under the Company’s Certificate of Incorporation and Bylaws, a vacancy on the Board of Directors created by a resignation may be filled by a majority vote of the remaining directors. A director so chosen to fill the vacancy would hold office until the next succeeding Annual Meeting. The Board of Directors, through its Nominating Committee, is currently engaged in identifying candidates for the vacant position.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      An element of market risk exists for the Company from changes in interest rates related to its Revolving Credit Facility, which matures October 31, 2004. The impact on earnings and value of any debt on the Company’s balance sheets are subject to change as a result of movements in market rates and prices as a portion of the Revolving Credit Facility is subject to variable interest rates. However, the Company does not expect changes in interest rates to have a material effect on its financial position, results of operations or cash flows in 2002. As of March 31, 2002, the Company had $6.0 million outstanding under its Revolving Credit Facility. Through the interest rate swap contract the Company has entered into, the Company has fixed the interest rate on $4 million of the Revolving Credit Facility at 5.41% or 5.66% (contingent on the status of a financial ratio). The remaining $2 million outstanding had an interest rate of 3.62%. See Item 1. “Financial Statements (Unaudited) — Note 13 — Subsequent Event” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings

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

      The Company has, since its founding in 1988, been involved with many litigation matters related to its subrogation business, sometimes as a defendant and sometimes through its defendant client. Plaintiffs’ attorneys attempting to defeat the clients’ subrogation liens often threaten litigation against the Company and its clients as a negotiating tactic. Most of the lawsuits that have been filed against the Company or its clients concern the entitlement to recover a specific, individual subrogation claim or the amount of the subrogation claim. Typically, these actions do not ask for punitive damages, are not pled as class actions, and do not have wide implications with respect to the Company’s ongoing business practices.

      To date, however, the Company has encountered eight noteworthy instances in addition to the lawsuits described under “— Current Litigation”, in which lawsuits were filed against it or its clients that sought punitive damages, were pled as class actions or otherwise made claims or requested relief that could have materially affected the Company’s business practices. The risk profile for this sort of business practices litigation includes not only the usual considerations of the potential amount, effect, and likelihood of loss, but also specifically the potential for punitive damages and class certification, the possible effects of an adverse verdict on the Company’s business practices, and the likelihood of specific plaintiffs’ attorneys bringing similar actions in other jurisdictions.

      Each of these cases has been completely resolved, by decision of a court or settlement by the parties, but prior to resolution the Company did not regard all of these cases as being material in and of themselves. In management’s opinion, these eight cases share a common profile with each other and with the lawsuits described below under the caption “— Current Litigation”.

      Five of the eight lawsuits named the Company as a defendant and were pled as class actions. Two of the cases, one in federal court and the other in state court, alleged that the Company violated state and federal laws on fair debt collection practices. In the state court action, the court granted the Company’s motion for summary judgment on all claims in the complaint, which the court of appeals affirmed. In the federal court action, the Company settled the matter, prior to the court’s ruling on the Company’s motion for summary judgment, for a nominal amount.

      Three other lawsuits, all in federal court, charged the Company with a variety of violations of laws and sought punitive damages. The complaints alleged, among other things, that the Company committed negligence, fraud and breach of its duties under ERISA by attempting to recover and actually recovering, by subrogation, the reasonable value of medical benefits which were provided by the Company’s clients under capitation or discounted-fee-for-service arrangements. One of these lawsuits was dismissed in a ruling on the merits. Another was settled, after the court denied class certification, for a nominal amount paid by the Company’s client, a co-defendant in the case. The other case, DeGarmo et al. v. Healthcare Recoveries, Inc., was concluded in mid-July 2001 for a settlement payment of $3 million and nonmonetary terms that management regards as immaterial to the Company’s ongoing business.

      Although the Company was not named as a defendant in any of them, there have been three other lawsuits involving the Company’s clients that implicated the Company’s business practices. The complaints in these cases alleged, among other things, violation of state law with respect to the payment of plaintiffs’ attorneys’ fees and unfair trade practices, violation of the federal Health Maintenance Organization Act of 1973, misrepresentation of the rightful amounts of subrogation claims, and impermissible enforcement of recovery rights. Two of these cases resulted in judgments in favor of the Company’s clients after litigation of the merits before trial and appellate courts. The other case was settled for an immaterial amount.

      Management believes that the lawsuits described above will not, as a general matter, have precedential value for either the cases described below under the caption “— Current Litigation” or for any future litigation matters (all these cases being referred to as the “Pending and Potential Cases”). Indeed, the courts hearing the Pending and Potential Cases may not even become aware of the outcomes in the eight lawsuits described above. Management expects that each of the Pending and Potential Cases will be decided on its own merits under the relevant state and federal laws, which will vary from case to case and jurisdiction to jurisdiction. The descriptions of the outcomes in the eight cases dealing with business practices are included here in order to describe the contexts for this kind of litigation and the Company’s relative successes in handling past business practices litigation, but are not necessarily predictive of the outcomes of any of the Pending and Potential Cases.

      Moreover, there can be no assurance that the Company will not be subject to further class action litigation similar to that described below under the caption “— Current Litigation”, that existing and/or future class action litigation against the Company and its clients will not consume significant management time and/or attention or that the cost of defending and resolving such litigation will not be material.

Current Litigation

     Conte v. Healthcare Recoveries

      On October 1, 1999, a First Amended Class Action Complaint (“Amended Complaint”) was filed against the Company in the United States District Court for the Southern District of Florida, in a putative class action brought by William Conte and Aaron Gideon, individually and on behalf of all others similarly situated. In that complaint, Conte v. Healthcare Recoveries, Inc., No. 99-10062, plaintiffs assert that the Company’s subrogation recovery efforts on behalf of its clients violate a number of state and federal laws, including the Fair Debt Collection Practices Act and the Florida Consumer Collection Practices Act. The Amended Complaint also seeks a declaratory judgment that the Company, as the subrogation agent for various healthcare payors, is not entitled to assert and recover upon subrogation or reimbursement liens it asserts on settlements obtained from third party tortfeasors when the settlement is in an amount less than the amount required to fully compensate (or “make whole”) the injured party for all elements of damage caused by the tortfeasor. Plaintiffs purport to represent a class consisting of all participants or beneficiaries of ERISA plans nationwide whose net recovery of damages through judgments, settlements or otherwise against liable third parties has been reduced or potentially reduced by the Company’s alleged assertion and/or recovery of unlawful subrogation/reimbursement rights of its clients. Each count of the Amended Complaint seeks compensatory and/or statutory damages as well as exemplary and punitive damages. Plaintiffs also seek injunctive relief, prejudgment interest, costs and attorneys’ fees.

      On November 5, 1999, the Company filed a motion to dismiss the Amended Complaint. On June 29, 2001, the court issued a decision dismissing plaintiffs’ common law claims for fraud and unjust enrichment as well as plaintiffs’ claims under the federal Fair Debt Collection Practices Act and the Florida Consumer Collection Practices Act. The court did not, however, dismiss the remaining count of the Amended Complaint (“Count I”), which seeks a declaratory judgment and damages under ERISA based on the Company’s alleged violation of the “make whole” rule. The Company has now filed an answer with respect to Count I of the Amended Complaint.

      Plaintiffs’ motion to certify a nationwide class, which the Company opposed, was submitted to the court in September 2000. In an order entered January 8, 2002, the court referred the class certification motion to the Chief Magistrate Judge for a report and recommendation. In a report dated March 20, 2002, the Chief Magistrate Judge recommended denial of the motion to certify a class. Plaintiff recently filed objections to the report and recommendation and the Company is preparing a response to the plaintiffs’ objections.

     Cajas et al. v. Prudential Health Care Plan and Healthcare Recoveries

      On October 28, 1999, a class action Plaintiff’s Original Petition (“Petition”) was filed against the Company and one of the Company’s clients in the District Court for the 150th Judicial District, Bexar County, Texas, Joseph R. Cajas, on behalf of himself and all others similarly situated v. Prudential Health Care Plan, Inc. and Healthcare Recoveries, Inc. The plaintiff asserts that the Company’s subrogation recovery efforts on behalf of its client Prudential Health Care Plan, Inc. (“Prudential”) violated a number of common law duties, as well as the Texas Insurance Code and the Texas Business and Commerce Code. The Petition alleges that the Company, as the subrogation agent for Prudential, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount Prudential paid for medical goods and services. The Company was served with the Petition in early November 1999, and has answered, denying all allegations. The court has not yet addressed the question of whether to certify the putative class. On January 8, 2002, the defendants filed a motion for summary judgment. That motion has not yet been orally argued before the court.

     Franks et al. v. Prudential Health Care Plan and Healthcare Recoveries

      In late 1999, the Cajas plaintiff’s counsel filed two lawsuits in Texas and South Carolina that raise issues similar to those in the Cajas lawsuit. On December 7, 1999, a class action complaint (“Complaint”) was filed against the Company and one of the Company’s clients in the United States District Court for the Western District of Texas, San Antonio Division, Timothy Patrick Franks, on behalf of himself and similarly situated persons v. Prudential Health Care Plan, Inc. and Healthcare Recoveries, Inc. The Complaint asserted claims on behalf of members of ERISA governed health plans and alleged that the Company’s subrogation recovery efforts on behalf of its client Prudential violated a number of common law duties, as well as the terms of certain ERISA plan documents, RICO, the federal Fair Debt Collection Practices Act, the Texas Insurance Code and the Texas Business and Commerce Code. The Complaint alleged that the Company, as the subrogation agent for Prudential, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount Prudential paid for medical goods and services. The Complaint further alleged that the Company unlawfully pursued subrogation and reimbursement claims by (1) failing to pay pro rata attorney’s fees to attorneys who represented purported class members with respect to tort claims underlying the subrogation and reimbursement claims; and (2) recovering subrogation and reimbursement claims from purported class members who have not been fully compensated for their injuries. Plaintiffs, on behalf of the purported class, demanded compensatory damages, punitive damages, and treble damages under RICO, costs and reasonable attorneys’ fees. On January 18, 2000, the defendants filed a motion to dismiss the Complaint.

      In response to the defendants’ motion, on February 28, 2001, the court rendered its opinion and entered an order dismissing all of the plaintiff’s claims with the exception of the plaintiff’s claim for attorney fees, which remains pending before the court for disposition. On March 14, 2001, the Company filed an answer to the Complaint denying all of the plaintiff’s allegations. Also on March 14, 2001, the plaintiff filed a motion to alter or amend the court’s ruling on the motion to dismiss. The court has ordered additional discovery related to the motion but has not yet ruled on the motion, nor has the court addressed the issue of class certification.

     Martin et al. v. Companion Health Care and Healthcare Recoveries

      On December 22, 1999, a purported class action complaint (“Complaint”) was filed against the Company and one of the Company’s clients in the Court of Common Pleas of Richland County, South

Carolina, Estalita Martin et al. vs. Companion Health Care Corp., and Healthcare Recoveries, Inc. On January 21, 2000, defendant Companion Healthcare Corp. (“CHC”) filed an Answer and Counterclaim and plaintiff Martin filed a First Amended Complaint (“Amended Complaint”). The Amended Complaint asserts that the Company’s subrogation recovery efforts on behalf of its client CHC violated a number of common law duties, as well as the South Carolina Unfair Trade Practices Act. The Amended Complaint alleges that the Company, as the subrogation agent for CHC, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount CHC was entitled to collect for such medical goods and services. The Amended Complaint further alleges that the Company and CHC unlawfully pursued subrogation and reimbursement claims by (1) failing to pay pro rata costs and attorney’s fees to attorneys who represented purported class members with respect to tort claims underlying the subrogation and reimbursement claims; and (2) failing to include in subrogation and reimbursement claims all applicable discounts that CHC received for such medical goods and services. Plaintiffs, on behalf of the purported class, demand compensatory damages, punitive damages, and treble damages, disgorgement of unjust profits, costs, prejudgment interest and attorneys’ fees. The Company was served with the original Complaint in late December 1999 and answered denying all allegations. The Company filed a motion to dismiss in August 2000. During June 2001, the court granted the Company’s motion to dismiss. Plaintiffs filed a notice of appeal on July 20, 2001. The appeal is pending but has not been briefed or argued.

     Hamilton v. Healthcare Recoveries

      On March 12, 2001, a Complaint (“Complaint”) was filed against the Company in the United States District Court for the Eastern District of Louisiana, in a putative class action brought by Kyle M. Hamilton. In that action, Hamilton v. Healthcare Recoveries, Inc., No. 01-650, plaintiff asserts that the Company’s subrogation recovery efforts on behalf of its clients violate certain Louisiana state laws, the federal Fair Debt Collection Practices Act and the Louisiana Unfair Trade Practices Act. The Complaint alleges that the Company intentionally and negligently interfered with the plaintiff’s and the putative class members’ rights to settle certain personal injury claims. The Complaint further alleges that the Company unlawfully pursued subrogation and reimbursement claims that plaintiff asserts are unenforceable because the clauses in the Company’s clients’ coverage documents that create such recovery rights are rendered null and void by Louisiana statutes that generally prohibit coordination of benefits with individually underwritten insurance coverages. Plaintiff purports to represent a class consisting of all persons covered under group health policies that were issued or delivered in the State of Louisiana and who received any communication from the Company attempting to enforce any clauses that allegedly were rendered null and void by Louisiana law. Plaintiff seeks on behalf of the purported class compensatory and statutory damages, interest, costs, attorneys’ fees and such additional damages and relief as may be allowed by any applicable law. On July 17, 2001, the court granted a motion for summary judgment filed by the Company as concerned the plaintiff’s Fair Debt Collection Practices Act claim, dismissing those claims with prejudice. The court denied the Company’s motion for summary judgment, without prejudice to the right of the Company to reassert its motion, with respect to the plaintiff’s state law claims. The court ordered that the parties submit memoranda addressing whether the court still had subject matter jurisdiction, given dismissal of the federal claim. On August 21, 2001, the court ruled that it lacked subject matter jurisdiction, thus dismissing the remaining claims, without prejudice. Plaintiff filed an appeal to the United States Fifth Circuit Court of Appeals. The parties completed appellate briefing in January 2002 and oral arguments were heard on May 9, 2002.

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

     Rogalla v. Christie Clinic, PersonalCare Health Management and Healthcare Recoveries

      On December 14, 2001, Valerie Rogalla, the plaintiff in a putative class action against a health care provider, amended her complaint to add Healthcare Recoveries, Inc. as a defendant in Valerie Rogalla v. Christie Clinic, P.C., PersonalCare Health Management, Inc. and Healthcare Recoveries, Inc., No. 01-L-203, Circuit Court of the Sixth Judicial Circuit, Champaign County, Illinois. In her complaint, the plaintiff makes allegations on behalf of herself and all others similarly situated. The complaint asserts that the Company, as subrogation agent for PersonalCare Health Management, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims. The complaint seeks recovery from the Company for compensatory damages, punitive damages and costs. The Company disputes the plaintiff’s allegations and intends to vigorously defend its position in this case.

      The Cajas, Franks, Martin and Rogalla lawsuits, or any one of them, if successful, could prevent the Company from recovering the “reasonable value” of medical treatment under discounted fee for service (“DFS”), capitation and other payment arrangements. The Conte, Cajas, Franks, Martin, Hamilton and Rogalla lawsuits, or any one or more of them, if successful, could require the Company to refund, on behalf of its clients, recoveries in a material number of cases. In addition, an adverse outcome in any of the above referenced lawsuits could impair materially the Company’s ability to assert subrogation or reimbursement claims on behalf of its clients in the future.

      In terms of the Company’s business practices and the allegations underlying the Cajas, Franks, and Martin cases, at the end of 1993 the Company had ceased the practice of recovering the “reasonable value” of medical treatment provided by medical providers under DFS arrangements with the Company’s clients. From that date, the Company’s policy has been not to recover the “reasonable value” of medical treatment in DFS arrangements. However, the Company historically and currently recovers the “reasonable value” of medical treatment provided under capitation arrangements and other payment arrangements with medical providers on behalf of those clients that compensate medical providers under these payment mechanisms, to the extent that these benefits are related to treatment of the injuries as to which clients have recovery rights. The Company believes that its clients’ contracts, including the contracts that provide for recovery under DFS, capitation and other payment arrangements are enforceable under the laws potentially applicable in these cases. As a result, and taking into account the underlying facts in each of these cases, the Company believes it has meritorious grounds to defend these lawsuits, it intends to defend the cases vigorously, and it believes that the defense and ultimate resolution of the lawsuits should not have a material adverse effect upon the business, results of operations or financial condition of the Company. Nevertheless, if any of these lawsuits or one or more other lawsuits seeking relief under similar theories were to be successful, it is likely that such resolution would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Item 2.     Changes in Securities and Use of Proceeds

      On March 1, 2002, the Company granted 10,000 shares of restricted common stock to a new employee as an inducement to the employee to enter into employment with the Company pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following list of Exhibits includes both exhibits submitted with this Form 10-Q as filed with the Commission and those incorporated by reference to other filings:

3.1	—	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Amendment No. 2 to Registration Statement on Form S-1, File No. 333-23287).
3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
4.1	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-23287).
4.2	—	Rights Agreement, dated February 12, 1999, between the Registrant and National City Bank of Kentucky, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of the Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-A, filed February 16, 1999, File No. 0-22585).
10.1	—	Form of Severance Agreement between the Registrant and Douglas R. Sharps, Debra M. Murphy, Robert G. Bader and Robert L. Jefferson dated January 1, 2002.
99.1	—	Trover Solutions, Inc. Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements (incorporated by reference to Exhibit 99.1 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
99.2	—	Amendment to Trover Solutions, Inc. Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

      (b) Reports on Form 8-K

Financial
Statements
Item Reported	Filed	Date of Report	File Date

Item 5 — Text of Guidance Release and Slide Show Presentation	No	January 4, 2002	January 7, 2002
Item 5 — Text of Name Change Release	No	January 17, 2002	January 17, 2002

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROVER SOLUTIONS, INC.

Date: May 15, 2002	/s/ PATRICK B. MCGINNIS Patrick B. McGinnis Chairman, President and Chief Executive Officer

Dated: May 15, 2002	/s/ DOUGLAS R. SHARPS Douglas R. Sharps Executive Vice President and Chief Financial Officer Principal Financial and Accounting Officer