Form 10-Q
period 2002-06-30
TROVER SOLUTIONS INC
filed 2002-08-14
CIK 858629

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



             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-22585

                             ---------------------

                             TROVER SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      61-1141758
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

            1600 WATTERSON TOWER,                                  40218
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

     As of August 13, 2002, 9,181,907 shares of the Registrant's Common Stock, $0.001 par value were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TROVER SOLUTIONS, INC.

                                   FORM 10-Q
                                 JUNE 30, 2002

                                     INDEX

                                                                        PAGE
                                                                        ----
                       PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)............................     1
         Condensed Balance Sheets as of June 30, 2002 and December
         31, 2001....................................................     1
         Condensed Statements of Income for the three and six months
         ended June 30, 2002 and 2001................................     2
         Condensed Statements of Cash Flows for the six months ended
         June 30, 2002 and 2001......................................     3
         Notes to Condensed Financial Statements.....................     4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations (Unaudited).......................    12
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................    24

                        PART II:  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    25
Item 4.  Submission of Matters to a Vote of Securityholders..........    30
Item 6.  Exhibits and Reports on Form 8-K............................    30
Signatures...........................................................    31

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY TROVER SOLUTIONS, INC. OR MEMBERS OF ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF TROVER SOLUTIONS, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THE TROVER SOLUTIONS, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001, AS AMENDED BY EXHIBIT 99.2 TO THE TROVER SOLUTIONS, INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. TROVER SOLUTIONS, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS OR CIRCUMSTANCES, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             TROVER SOLUTIONS, INC.

                            CONDENSED BALANCE SHEETS

                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 2,082      $ 2,547
  Restricted cash...........................................   17,596       18,035
  Accounts receivable, less allowance for doubtful accounts
    of $582 at June 30, 2002 and $509 at December 31,
    2001....................................................    9,070        9,382
Other current assets........................................    1,566        1,805
                                                              -------      -------
      Total current assets..................................   30,314       31,769
                                                              -------      -------
Property and equipment, net.................................    6,770        6,619
                                                              -------      -------
Cost in excess of net assets acquired, net..................   29,146       29,146
Identifiable intangibles, net...............................    4,091        4,372
Other assets................................................    2,435        2,557
                                                              -------      -------
      Total assets..........................................  $72,756      $74,463
                                                              =======      =======
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $ 1,967      $ 1,308
  Accrued expenses..........................................    4,116        3,612
  Accrued bonuses...........................................    1,540        2,239
  Funds due clients.........................................   12,493       12,876
  Income taxes payable......................................      263          300
  Deferred income tax liability.............................    1,006        1,007
                                                              -------      -------
      Total current liabilities.............................   21,385       21,342
  Other liabilities.........................................    2,534        2,355
  Long-term borrowings......................................    6,300        8,000
                                                              -------      -------
      Total liabilities.....................................   30,219       31,697
                                                              -------      -------
Commitments and contingencies...............................       --           --
Stockholders' equity:
  Preferred stock, $.001 par value per share; 2,000 shares
    authorized; no shares issued or outstanding.............       --           --
  Common stock, $.001 par value per share; 20,000 shares
    authorized; 9,163 and 9,791 shares outstanding as of
    June 30, 2002 and December 31, 2001, respectively.......       12           12
  Capital in excess of par value............................   22,877       22,758
  Other.....................................................   (1,005)        (973)
  Unearned compensation.....................................      (46)          --
  Treasury stock at cost; 2,445 shares at June 30, 2002 and
    1,792 shares at December 31, 2001.......................  (10,649)      (7,116)
  Accumulated other comprehensive (loss) income.............      (16)          27
  Retained earnings.........................................   31,364       28,058
                                                              -------      -------
      Total stockholders' equity............................   42,537       42,766
                                                              -------      -------
      Total liabilities and stockholders' equity............  $72,756      $74,463
                                                              =======      =======

     The accompanying notes are an integral part of the condensed financial statements.

                             TROVER SOLUTIONS, INC.

                         CONDENSED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                         -------------------   -----------------
                                                           2002       2001      2002      2001
                                                         --------   --------   -------   -------
Claims revenues........................................  $17,294    $15,757    $34,762   $32,012
Cost of revenues.......................................    8,368      7,705     16,849    15,443
                                                         -------    -------    -------   -------
          Gross profit.................................    8,926      8,052     17,913    16,569
                                                         -------    -------    -------   -------
Support expenses.......................................    4,994      4,459      9,893     8,955
Depreciation and amortization..........................    1,229      1,627      2,517     3,212
Research and development...............................       --        157         --       291
                                                         -------    -------    -------   -------
          Operating income.............................    2,703      1,809      5,503     4,111
                                                         -------    -------    -------   -------
Interest income........................................       58        266        125       616
Interest expense.......................................      125        247        264       550
                                                         -------    -------    -------   -------
          Income before income taxes...................    2,636      1,828      5,364     4,177
Provision for income taxes.............................    1,021        759      2,058     1,733
                                                         -------    -------    -------   -------
          Net income...................................  $ 1,615    $ 1,069    $ 3,306   $ 2,444
                                                         =======    =======    =======   =======
Earnings per common share (basic)......................  $  0.17    $  0.11    $  0.35   $  0.25
                                                         =======    =======    =======   =======
Earnings per common share (diluted)....................  $  0.17    $  0.11    $  0.34   $  0.25
                                                         =======    =======    =======   =======

     The accompanying notes are an integral part of the condensed financial statements.

                             TROVER SOLUTIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Cash flows from operating activities:
  Net income................................................  $ 3,306   $ 2,444
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    2,703     3,212
     Other..................................................      (35)        5
     Changes in operating assets and liabilities:
       Restricted cash......................................      439       836
       Accounts receivable..................................      312    (1,524)
       Other current assets.................................      253       285
       Other assets.........................................     (175)     (560)
       Trade accounts payable...............................      659       (39)
       Accrued expenses.....................................     (195)       45
       Funds due clients....................................     (383)     (948)
       Income taxes payable.................................      (37)      519
       Other liabilities....................................      179        48
                                                              -------   -------
          Net cash provided by operating activities.........    7,026     4,323
                                                              -------   -------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................       --     2,522
  Purchases of property and equipment.......................   (1,309)     (694)
  Capitalization of internally developed software...........     (981)   (1,012)
                                                              -------   -------
          Net cash (used in) provided by investing
           activities.......................................   (2,290)      816
                                                              -------   -------
Cash flows from financing activities:
  Line of credit repayments.................................   (2,500)   (3,500)
  Line of credit proceeds...................................      800        --
  Repurchase of common stock................................   (3,573)       --
  Issuance of common stock..................................      104        47
  Other.....................................................      (32)      (30)
                                                              -------   -------
          Net cash used in financing activities.............   (5,201)   (3,483)
                                                              -------   -------
Net (decrease) increase in cash and cash equivalents........     (465)    1,656
Cash and cash equivalents, beginning of period..............    2,547     1,297
                                                              -------   -------
Cash and cash equivalents, end of period....................  $ 2,082   $ 2,953
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

                             TROVER SOLUTIONS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Trover Solutions, Inc. (hereinafter referred to as the "Company"), a Delaware corporation, was incorporated on June 30, 1988. The Company is a provider of outsourcing of subrogation and certain other claims recovery and cost containment services to the private healthcare payor industry and the property and casualty insurance industry. Its primary business is medical claims recovery, and its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance. The Company's other medical claims recovery services include (1) the auditing of the bills of medical providers, particularly hospitals, for accuracy, correctness and compliance with contract terms ("provider bill audit"), and (2) the recovery of overpayments attributable to duplicate payments, failures to coordinate benefits and similar errors in payment.

     The accompanying financial statements are presented in a condensed format and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's annual financial statements. Accordingly, for further information, the reader of this Form 10-Q may wish to refer to the Company's audited financial statements as of and for the year ended December 31, 2001, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002.

     The financial information has been prepared in accordance with the Company's customary accounting practices and is unaudited. In the opinion of management of the Company, the information presented reflects all adjustments necessary for a fair presentation of interim results. All such adjustments are of a normal and recurring nature. Certain financial statement amounts have been reclassified in the prior period to conform to the current period presentation.

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

     Also, in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets", which establishes the accounting for goodwill and other intangible assets following their recognition. FAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. FAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, FAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment. FAS 142 was effective for the Company beginning on January 1, 2002. During the three months ended June 30, 2002, the Company completed the transitional impairment test under FAS 142 for all goodwill recorded as of January 1, 2002. See Note 12 "Cost in Excess of Net Assets Acquired and Other Intangible Assets".

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (FAS 143), "Accounting for Asset Retirement Obligations". FAS 143 is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company believes that the adoption of FAS 143 will not have a significant impact on its financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 is effective for fiscal years beginning after December 15, 2001. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business segment. FAS 144 establishes a single accounting model, based on the framework established in FAS 121. The adoption of FAS 144 had no significant impact on the Company's financial position or results of operations.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (FAS 146), "Accounting for Exit or Disposal Activities". FAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires liabilities associated with exit and disposal activities to be expensed as incurred. FAS 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The Company believes that the adoption of FAS 146 will not have a significant impact on its financial statements.

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

4.  CREDIT FACILITY

     On November 1, 2001, the Company entered into a revolving credit facility with National City Bank of Kentucky, Bank One Kentucky, N.A. and Fifth Third Bank (the "Revolving Credit Facility"), replacing and terminating its existing credit facility. The Company's obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. The Revolving Credit Facility carries a maximum borrowing capacity of $40 million and will mature October 31, 2004. Principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined fixed margin. At June 30, 2002, the interest rate was 3.59% based on the one-month Eurodollar Rate. The Revolving Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. At June 30, 2002, $6.3 million was outstanding under the Revolving Credit Facility.

5.  STOCK REPURCHASE PLAN

     The Company's Board of Directors authorized the repurchase of up to $20 million of the Company's Common Stock in the open market, including $10 million authorized on May 10, 2002, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $20 million of the Company's Common Stock or until it otherwise determines to terminate the stock repurchase plan. The Company repurchased 381,950 and 662,443 shares of its own stock during the three and six months ended June 30, 2002, respectively, at an average price of $5.26 and $5.39 per share, respectively. From inception of the program through June 30, 2002, the total number of shares repurchased was 2,454,708 at a cost of $10.7 million, or an average cost of $4.35 per share. Except for 10,000 shares previously repurchased but re-issued in connection with an employee restricted stock award, all of the reacquired shares of Common Stock through June 30, 2002 are reflected as treasury stock on the accompanying Condensed Balance Sheets (Unaudited).

6.  RELATED PARTY TRANSACTIONS

     The Company has a contract for legal services with a professional service corporation, Sharps & Associates, PSC, that is wholly owned by one of the Company's officers. This arrangement exists solely for the benefit of the Company and its purpose is to minimize the costs of legal services purchased by the Company on behalf of its clients. Mr. Sharps receives no financial or other personal benefit from his ownership of the firm. All payments to Sharps & Associates are reviewed and approved by the Audit Committee of the Company's Board of Directors. For the three and six months ended June 30, 2002, approximately $822,000 and $1,656,000, respectively, was paid to this law firm for such legal services, including all employees and expenses.

     In May 1997, Patrick B. McGinnis, the Chairman and Chief Executive Officer of the Company, borrowed from a commercial bank $500,000 to finance the payment of income taxes related to the ordinary income deemed to have been received by him in the form of 80,000 shares of Common Stock granted to him in connection with the Company's initial public offering and $350,000 to finance the purchase of 25,000 additional shares of Common Stock in the initial public offering.

     At Mr. McGinnis' request, following conversations with his lender, on February 12, 1999, the Board of Directors approved a loan in the amount of $350,000 to Mr. McGinnis, in exchange for a full recourse promissory note in the same amount from Mr. McGinnis. On June 30, 2000, at the direction of the Board of Directors and in accordance with terms authorized by it, the Company loaned Mr. McGinnis an additional $500,000. Under these terms, the $500,000 loan to Mr. McGinnis was combined with his existing debt to the Company of $350,000 of principal and $36,520 of accrued interest. Mr. McGinnis delivered to the Company his full recourse promissory note in the amount of $886,520, bearing interest at a fixed rate of 6.62% per annum (the applicable Federal mid-term rate in effect for tax purposes at the date of the note), compounded annually (the "Amended Promissory Note"), and the Company cancelled the old promissory note evidencing the prior debt. The Amended Promissory Note provides for mandatory prepayments from certain of the proceeds received by Mr. McGinnis from his sale of the Company's securities and any related transactions. The promissory note and all accrued interest are due and payable upon the earlier of January 1, 2005 or the termination of Mr. McGinnis's employment with the Company. At June 30, 2002, the promissory note of $886,520 and accrued interest of $118,127 was outstanding.

     On June 30, 2000, pursuant to the Board of Directors' authorization and in accordance with the terms of the Amended Promissory Note, the Company and Mr. McGinnis entered into a deferred compensation agreement (the "Agreement"). Under the Agreement, 50% of the amount otherwise payable to Mr. McGinnis under the Company's Management Group Incentive Compensation Plan is to be deferred until the Amended Promissory Note is paid in full, with such deferred compensation then being paid in full to Mr. McGinnis within 30 days thereafter. The Company has full right of set-off against any deferred compensation under the Agreement should Mr. McGinnis default under the Amended Promissory Note. At the election of Mr. McGinnis, the payment of the deferred compensation, upon payment of the Amended Promissory Note, may be extended for a period of not more than ten years. At June 30, 2002, the amount of deferred compensation was $72,354, with accrued interest of $5,098.

7.  EARNINGS PER COMMON SHARE

     Reconciliations of the average number of common shares outstanding used in the calculation of earnings per common share and earnings per common share assuming dilution are as follows (dollars and shares in thousands, except per share results):

                                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                                         JUNE 30,            JUNE 30,
                                                    ------------------   -----------------
                                                     2002       2001      2002      2001
                                                    -------    -------   -------   -------
Weighted average number of common shares
  outstanding.....................................   9,319      9,789     9,533     9,789
Add: Dilutive stock options.......................     277        170       290       137
                                                    ------     ------    ------    ------
Number of common shares outstanding (diluted).....   9,596      9,959     9,823     9,926
                                                    ======     ======    ======    ======
Net earnings for earnings per common share (basic
  and diluted)....................................  $1,615     $1,069    $3,306    $2,444
                                                    ======     ======    ======    ======
Earnings per common share:
  Basic...........................................  $ 0.17     $ 0.11    $ 0.35    $ 0.25
                                                    ======     ======    ======    ======
  Diluted.........................................  $ 0.17     $ 0.11    $ 0.34    $ 0.25
                                                    ======     ======    ======    ======

     Basic earnings per common share were computed based on the weighted-average number of shares outstanding during the period. The dilutive effect of stock options was calculated using the treasury stock method. Options to purchase 948,517 and 928,917 shares for the three and six months ended June 30, 2002, respectively, and 1,355,158 and 1,411,533 shares for the comparable periods in 2001, respectively, were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

8.  OTHER COMPREHENSIVE INCOME (LOSS)

     Other comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 consists of the following (in thousands):

                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,
                                                   ------------------   -----------------
                                                    2002       2001       2002      2001
                                                   -------    -------   --------   ------
Net income.......................................  $1,615     $1,069     $3,306    $2,444
Other comprehensive income (loss):
Deferred loss on cash flow hedge, net............     (56)        --        (43)       --
                                                   ------     ------     ------    ------
Comprehensive income, net of tax.................  $1,559     $1,069     $3,263    $2,444
                                                   ======     ======     ======    ======

     Accumulated other comprehensive (loss) income consists of the following:

                                                               CASH FLOW
                                                                 HEDGE
                                                               ---------
Balance, December 31, 2001..................................     $ 27
First quarter 2002 change...................................       13
                                                                 ----
Balance, March 31, 2002.....................................       40
Second quarter 2002 change..................................      (56)
                                                                 ----
Balance, June 30, 2002......................................     $(16)
                                                                 ====

9.  INCOME TAXES

     The Company accrued its income tax at its historical rate of 41.5% of pretax income, net of a research and experimental tax credit of $72,500 and $167,500 for the three and six months ended June 30, 2002, respectively, resulting in an effective income tax rate of 38.7% and 38.4%, respectively.

10.  DERIVATIVES

     On November 6, 2001, the Company entered into an interest rate swap contract to pay 3.66% and to receive the one-month LIBOR rate on a $4 million notional amount of the Revolving Credit Facility. The Company uses derivative financial instruments to manage the risk that changes in interest rates will affect the amount of its future interest payments. Under the interest rate swap contract, the Company agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a variable rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The interest rate swap contract was entered into with a major financial institution in order to minimize counterparty credit risk. The interest rate swap transaction qualifies for hedge accounting treatment and is accounted for in accordance with FAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FAS 133". At June 30, 2002, the fair value of the hedge was a liability of $27,052 ($15,825, net of tax, is included in Accumulated Other Comprehensive Income
(Loss)).

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

     Prior to January 1, 2002, the Company reported one segment, Healthcare Services. The Company did not have any products or services which met the quantitative or qualitative guidelines for segment reporting through December 31, 2001. Effective January 1, 2002, the Company has three reportable segments based on qualitative guidelines. The Company's three segments are: (1) Healthcare Recovery Services, which encompasses its healthcare recovery products: healthcare subrogation, provider bill audit and overpayment recoveries; (2) Property and Casualty Recovery Services, which includes subrogation recovery services for property and casualty insurers, which the Company sells under the name TransPaC Solutions; and

(3) Software, which includes the sale of subrogation recovery software in a browser-based application service provider (ASP) form. The segment profit measure is income before income taxes.

     Segment results for the three and six months ended June 30, 2002 and 2001 are as follows (in thousands):

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   -----------------
                                                   2002       2001      2002      2001
                                                 --------   --------   -------   -------
Revenues:
  Healthcare Recovery Services.................  $17,178    $15,722    $34,579   $31,943
  Property and Casualty Recovery Services......      116         35        183        69
  Software.....................................      165         --        280        --
  Elimination of intercompany revenue..........     (165)        --       (280)       --
                                                 -------    -------    -------   -------
          Total revenues.......................  $17,294    $15,757    $34,762   $32,012
                                                 =======    =======    =======   =======
Operating income (loss):
  Healthcare Recovery Services.................  $ 7,144    $ 5,412    $14,316   $11,455
  Property and Casualty Recovery Services......     (284)      (278)      (577)     (516)
  Software.....................................     (209)      (329)      (370)     (626)
  Unallocated Corporate support expenses.......   (3,948)    (2,996)    (7,866)   (6,202)
                                                 -------    -------    -------   -------
          Total operating income...............  $ 2,703    $ 1,809    $ 5,503   $ 4,111
                                                 =======    =======    =======   =======
Depreciation and amortization:
  Healthcare Recovery Services.................  $ 1,059    $ 1,455    $ 2,177   $ 2,901
  Property and Casualty Recovery Services......       27         18         54        29
  Software.....................................       11         49         25        67
  Unallocated Corporate depreciation and
     amortization expense......................      132        105        261       215
                                                 -------    -------    -------   -------
          Total depreciation and
            amortization.......................  $ 1,229    $ 1,627    $ 2,517   $ 3,212
                                                 =======    =======    =======   =======
Income (loss) before income taxes:
  Healthcare Recovery Services.................  $ 7,156    $ 5,537    $14,337   $11,711
  Property and Casualty Recovery Services......     (295)      (283)      (595)     (524)
  Software.....................................     (243)      (338)      (432)     (641)
  Unallocated Corporate (loss).................   (3,982)    (3,088)    (7,946)   (6,369)
                                                 -------    -------    -------   -------
          Total income before income taxes.....  $ 2,636    $ 1,828    $ 5,364   $ 4,177
                                                 =======    =======    =======   =======

     Unallocated Corporate amounts include corporate expenses and other miscellaneous charges. Because this category includes a variety of miscellaneous items not attributable to one particular segment, it is subject to fluctuation on a quarterly and annual basis. The Company does not allocate assets.

12.  COST IN EXCESS OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted FAS 142 under which Cost in Excess of Net Assets Acquired is no longer amortized but instead will be assessed for impairment at least annually which is a two step process. The first step involves determining the estimated fair value of each reporting unit with a view to determining whether the Cost in Excess of Net Assets Acquired value has been impaired under FAS 142. The second step measures the amount of impairment and is required only if impairment is indicated by the first step.

     The Company engaged the services of a third party valuation firm to complete an analysis of the fair value of the reporting units during the first half of 2002. The completion of step one during the three months ended June 30, 2002, did not result in an impairment charge for the Company. The Company will perform its annual impairment review during the second quarter of each year, commencing in the second quarter of 2003. The Company's reporting units are generally consistent with the operating segments underlying the segments identified in Note 11 "Segment Information". All recorded Cost in Excess of Net Assets Acquired and Other Intangible Assets relate to the Healthcare Recovery Services segment.

     Following is a reconciliation of previously reported financial information to adjusted amounts excluding amortization of Cost in Excess of Net Assets Acquired for the three and six months ended June 30, 2001 (in thousands, except per share amounts):

                                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                                         JUNE 30,            JUNE 30,
                                                    ------------------   -----------------
                                                     2002       2001      2002      2001
                                                    -------    -------   -------   -------
Net income:
Net income as reported............................  $1,615     $1,069    $3,306    $2,444
Amortization of costs in excess of net assets
  acquired, net of tax............................      --        240        --       476
                                                    ------     ------    ------    ------
          Adjusted net income.....................  $1,615     $1,309    $3,306    $2,920
                                                    ======     ======    ======    ======
Basic earnings per share:
Earnings per share as reported....................  $ 0.17     $ 0.11    $ 0.35    $ 0.25
Amortization of costs in excess of net assets
  acquired, net of tax............................      --       0.02        --      0.05
                                                    ------     ------    ------    ------
          Basic earnings per common share.........  $ 0.17     $ 0.13    $ 0.35    $ 0.30
                                                    ======     ======    ======    ======
Diluted earnings per share:
Earnings per share as reported....................  $ 0.17     $ 0.11    $ 0.34    $ 0.25
Amortization of costs in excess of net assets
  acquired, net of tax............................      --       0.02        --      0.04
                                                    ------     ------    ------    ------
          Diluted earnings per common share.......  $ 0.17     $ 0.13    $ 0.34    $ 0.29
                                                    ======     ======    ======    ======

     The carrying value of Cost in Excess of Net Assets Acquired, net was approximately $29.1 million at June 30, 2002.

     The Company's intangible assets (other than Cost in Excess of Net Assets Acquired, net) are subject to amortization. The details of the Company's intangible assets at June 30, 2002 and December 31, 2001 are as follows (in thousands):

                                             JUNE 30, 2002                  DECEMBER 31, 2001
                                     ------------------------------   ------------------------------
                                              ACCUMULATED                      ACCUMULATED
                                      COST    AMORTIZATION    NET      COST    AMORTIZATION    NET
                                     ------   ------------   ------   ------   ------------   ------
Client lists.......................  $4,900      $1,109      $3,791   $4,900      $  945      $3,955
Backlog............................     570         390         180      570         333         237
Non-compete agreements.............     530         410         120      530         350         180
                                     ------      ------      ------   ------      ------      ------
          Total....................  $6,000      $1,909      $4,091   $6,000      $1,628      $4,372
                                     ======      ======      ======   ======      ======      ======

     Client lists are being amortized on a straight-line basis over 15 years. Backlog is being amortized over 5 years on a straight-line basis. Non-compete agreements are being amortized on a straight-line basis over periods ranging from 4 years to 5 years.

     Amortization expense related to intangible assets for the three and six month periods ended June 30, 2002 was approximately $141,000 and $281,000, respectively. Over the six month period ending December 31, 2002 and each of the four succeeding fiscal years, amortization expense related to intangible assets is expected to be as follows (in thousands):

Six month period ending December 31, 2002...................   $281
Year ending December 31,:
2003........................................................    496
2004........................................................    340
2005........................................................    327
2006........................................................    327

13.  CONCENTRATION OF CLIENTS

     The Company's largest client is UnitedHealth Group (UHG). For each of the six month periods ended June 30, 2002 and 2001, UHG generated 27% of the Company's revenues. During the second quarter of 2002, UHG management informed the Company of its intention to terminate subrogation services with respect to all but approximately 1 million lives of the 9.7 million then remaining lives. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Concentration of Clients".

14.  SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
Property and equipment, at cost:
  Furniture and fixtures....................................  $  3,257     $  3,112
  Office equipment..........................................     2,065        2,041
  Computer equipment........................................    11,182       10,256
  Software..................................................     8,393        7,119
  Leasehold improvements....................................     1,421        1,500
                                                              --------     --------
                                                                26,318       24,028
  Accumulated depreciation and amortization.................   (19,548)     (17,409)
                                                              --------     --------
     Property and equipment, net............................  $  6,770     $  6,619
                                                              ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company believes it is a leading independent provider of outsourcing of subrogation and certain other medical claims recovery and cost containment services to the private healthcare payor industry in the United States, based on the Company's experience and assessment of its market. The Company's primary business is medical claims recovery and its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are known generally as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance. The Company's other medical claims recovery services include (1) the auditing of the bills of medical providers, particularly hospitals, for accuracy, correctness and compliance with contract terms ("provider bill audit"), and (2) the recovery of overpayments attributable to duplicate payments, failures to coordinate benefits and similar errors in payment. The Company offers its healthcare recovery services on a nationwide basis to health maintenance organizations ("HMOs"), indemnity health insurers, self-funded employee health plans, companies that provide claims administration services to self-funded plans (referred to as "third-party administrators"), Blue Cross and Blue Shield organizations and provider organized health plans. Current clients include UnitedHealth Group, Humana Inc., Kaiser Permanente and The Principal Financial Group. The Company had 42.4 million and 51.1 million lives under contract from its clientele at June 30, 2002 and 2001, respectively.

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

     The Company's expenses are determined primarily by the number of employees directly engaged in recovery activities ("cost of revenues") and by the number of employees engaged in a variety of support activities ("support expenses"). Recovery personnel must be hired and trained in advance of the realization of recoveries and revenues. Historically, support expenses have not grown in direct proportion to revenues.

  RESULTS OF OPERATIONS

     The following tables present certain key operating indicators for the Healthcare Recovery Services segment for the periods indicated (lives and dollars in millions):

             HEALTHCARE RECOVERY SERVICES-KEY OPERATING INDICATORS

                           LIVES SOLD AND INSTALLED*

                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                               -------------------   -------------------
                                                 2002       2001       2002       2001
                                               --------   --------   --------   --------
Cumulative lives sold, beginning of period...      46.4       50.8       49.1       52.5
Lives from existing client loss, net(1)......      (4.3)      (2.7)      (8.2)      (5.5)
Lives added from new contracts with existing
  clients....................................       0.1        0.6        0.8        1.0
Lives added from contracts with new
  clients....................................       0.2        2.4        0.7        3.1
                                               --------   --------   --------   --------
Cumulative lives sold, end of period.........      42.4       51.1       42.4       51.1
                                               ========   ========   ========   ========
Lives sold eliminations/cross-sold
  lives(2)...................................       5.7        5.5        5.7        5.5
                                               ========   ========   ========   ========
Lives installed, end of period...............      41.7       47.5       41.7       47.5
                                               ========   ========   ========   ========
Lives installed eliminations/cross-installed
  lives(3)...................................       4.0        2.9        4.0        2.9
                                               ========   ========   ========   ========

---------------

 * All references to "lives" in the table, whether reported as from existing clients, added from new contracts with existing clients or with new clients, lives sold, lives sold eliminations/cross-sold, or as lives installed, are derived by the Company from information provided to it by clients and may contain estimates.

(1) Represents the net of losses from contract terminations and organic declines in the clients' installed base measured in the number of persons covered by clients; and gains from organic growth in the clients' installed base measured in the number of persons covered by clients.

(2) "Lives sold eliminations/cross-sold lives" specifies the number of lives subject to client contracts under which the Company provides or will provide more than one healthcare recovery service to a client population. By contrast, the number of lives reported in "Cumulative lives sold, end of period" does not take into account instances in which multiple healthcare recovery services are provided to the same client population.

(3) "Lives installed eliminations/cross-installed lives" specifies the number of lives as to which the Company provides more than one healthcare recovery service to a client population. By contrast, the number of lives reported in "Lives installed, end of period" does not take into account instances in which multiple recovery services are provided to the same client population.

                         OTHER KEY OPERATING INDICATORS

                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                               -------------------   -------------------
                                                 2002       2001       2002       2001
                                               --------   --------   --------   --------
Backlog(1)...................................  $1,532.6   $1,298.2   $1,532.6   $1,298.2
Claims recoveries............................  $   61.4   $   59.1   $  125.4   $  119.6
Throughput(2)................................       4.2%       4.7%       8.5%       9.6%
Effective fee rate...........................      28.0%      26.6%      27.7%      26.7%
Claims revenues..............................  $   17.2   $   15.7   $   34.6   $   31.9

---------------

(1) Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of its clients at a given point in time.

(2) Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001

     Claims Revenues. Total Healthcare Recovery Services revenues for the quarter ended June 30, 2002 increased 9.3%, to $17.2 million from $15.7 million for the same quarter of 2001, and for the six month period ended June 30, 2002, increased 8.3%, to $34.6 million from $31.9 million in the same period of 2001. Healthcare claims recoveries for the quarter ended June 30, 2002 were $61.4 million, an increase of $2.3 million, or 3.9%, compared to $59.1 million for the same quarter of 2001. For the six month period ended June 30, 2002, healthcare claims recoveries increased 4.8%, from $119.6 million to $125.4 million.

     The Healthcare Recovery Services effective fee rate for the quarter ended June 30, 2002 increased to 28.0% from 26.6% for the same quarter of 2001, and increased to 27.7% for the six month period ended June 30, 2002 as compared with 26.7% in the same period in 2001. The increase in fee rate was primarily attributable to the increase in the fee charged to UnitedHealth Group that was effective January 1, 2002. See "Concentration of Clients".

     Backlog for the Healthcare Recovery Services segment increased to $1,532.6 million at June 30, 2002 from $1,298.2 million at June 30, 2001, an increase of 18.1%. Approximately $220.0 million of the increase came from the provider bill audit services backlog while the remainder came from the subrogation services backlog.

     The Healthcare Recovery Services segment had a throughput rate of approximately 4.2% and 4.7% of average backlog during the second quarter of 2002 and 2001, respectively. The decrease in throughput from the quarter ended June 30, 2001 is primarily due to the fact that average healthcare recovery services backlog during the 2002 quarter increased 16.4% from the same quarter of 2001 while recoveries increased only 3.9%. Throughput for the six month period ended June 30, 2002 also decreased from 9.6% for the comparable period in 2001 to 8.5%, for the same reasons described above. Lives installed decreased 5.8 million from 47.5 million at June 30, 2001 to 41.7 million at June 30, 2002 primarily because of the lives lost relating to terminations by UnitedHealth Group. See "Concentration of Clients".

     Cost of Revenues. Cost of revenues for the Healthcare Recovery Services segment increased 5.3% for the quarter ended June 30, 2002 to $8.0 million, from $7.6 million for the same quarter in 2001, and was $16.1 million for the six months ended June 30, 2002, an increase of 5.9% from $15.2 million for the same period in 2001. As a percentage of claims revenues, cost of revenues decreased to 46.4% for the quarter ended June 30, 2002 compared to 48.2% for the same quarter in 2001. For the six months ended June 30, 2002, cost of revenues as a percentage of claims revenues decreased to 46.6% from 47.6% in 2001. Both decreases were a result of the increase in revenue described above.

     Support Expenses. Support expenses for the Healthcare Recovery Services segment decreased 23.1% to $1.0 million for the quarter ended June 30, 2002 from $1.3 million for the same quarter in 2001 and were

$2.0 million for the six months ended June 30, 2002 compared to $2.4 million for the comparable period in 2001. Support expenses decreased as a percentage of claims revenues from 8.1% for the second quarter of 2001 to 5.9% for the same quarter in 2002. For the six months ended June 30, 2002, support expenses as a percentage of claims revenues were 5.7%, a decrease from 7.4% for the comparable period in 2001. The decrease in support expenses as a percentage of claims revenues resulted from the increase in revenue described above and from the change in the reporting structure of certain systems support personnel from the Healthcare Recovery Services segment to Corporate Sales & Marketing. Prior to January 1, 2002, those personnel performed support functions primarily related to healthcare subrogation. Effective January 1, 2002, such personnel moved under Corporate Sales & Marketing as they assumed a more active role in the management of client data and as members of the client solutions team. Prior year amounts have not been reclassified because management of the Company views this as a change in position.

PROPERTY AND CASUALTY RECOVERY SERVICES

  OVERVIEW OF OPERATIONS

     The Company operates in the subrogation outsourcing market that serves property and casualty ("P&C") insurers. The Company offers its services to the P&C market under the brand name "TransPaC Solutions". The Company currently provides subrogation outsourcing services to 27 P&C clients, under various contractual arrangements, including closed claims studies, referrals and full outsourcing. The Company has established a full-time direct sales force of three individuals experienced in P&C sales and marketing. The Company's target market for its P&C subrogation services is P&C insurers that have reported below average subrogation recovery results, are small regional insurers or for various other reasons are interested in outsourcing either all or a portion of their subrogation work.

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

     On May 1, 2002, the Company disclosed that it expected the following from TransPaC Solutions for the year ended December 31, 2002: pretax income (loss) in 2002 to range from a pretax loss of between $0.8 million and $1.0 million; recoveries from TransPaC Solutions to be $5.0 million to $6.0 million; and revenues to be $1.2 million to $1.5 million. The Company now estimates that it will incur pretax losses of between $0.8 million and $1.0 million; recoveries will be from $2.5 million to $3.2 million; and revenue will range from $0.6 million to $0.8 million. The changes in guidance for recoveries and revenue are due to slower than anticipated installation of business from recently signed clients. The Company cautions that the foregoing forecasts and estimates are not guarantees of future performance and that actual results of TransPaC Solutions will be dependent upon future facts and circumstances, many of which are outside the control of management of the Company. See "Safe Harbor Compliance Statement for Forward Looking Statements" included as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended by Exhibit
99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which is hereby incorporated herein by reference.

  RESULTS OF OPERATIONS

     The following tables present certain key operating indicators for the Property and Casualty Recovery Services segment for the periods indicated (dollars in millions):

        PROPERTY AND CASUALTY RECOVERY SERVICES-KEY OPERATING INDICATORS

                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   JUNE 30,                  JUNE 30,
                                              -------------------        ----------------
                                              2002          2001         2002        2001
                                              -----         -----        ----        ----
Contracts in Force, beginning of period.....   21             2           14           2
Outsourcing(1)..............................    1            --            1          --
Referrals/Closed Claims(2)..................    5             1           12           1
                                               --            --           --          --
Contracts in Force, end of period...........   27             3           27           3
                                               ==            ==           ==          ==

---------------

(1) Outsourcing refers to the full replacement of a client's internal subrogation recovery function by TransPaC Solutions, typically with a view to an ongoing relationship of indefinite period.

(2) Referrals and Closed Claims refer to project-related work assumed by TransPaC Solutions, typically with files transmitted by clients from time to time.

     The new outsource client shown in the table above is Safe Auto, for which TransPaC Solutions will take over all subrogation recovery work as well as Safe Auto's existing work-in-process. Safe Auto reported direct written premiums of approximately $87.4 million in 2001. Safe Auto currently has in place approximately 94,000 policies.

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                  JUNE 30,
                                          ------------------        ------------------
                                          2002         2001         2002         2001
                                          -----        -----        -----        -----
Backlog(1)..............................  $ 9.5        $ 4.0        $ 9.5        $ 4.0
Claims recoveries.......................  $ 0.4        $ 0.1        $ 0.7        $ 0.2
Throughput(2)...........................    5.4%         3.7%        11.1%         5.6%
Effective fee rate......................   26.1%        30.0%        25.2%        30.8%
Claims revenues.........................  $0.11        $0.04        $0.18        $0.07

---------------

(1) Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing on behalf of its clients at a given point in time.

(2) Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001

     Claims Revenues. Total Property and Casualty Recovery Services revenues for the quarter ended June 30, 2002 increased approximately $81,000, or 231%, from the same quarter in 2001 and increased 165% to $183,000 for the six month period ended June 30, 2002 from $69,000 in the comparable period of 2001. Property and Casualty Recovery Services claims recoveries for the quarter ended June 30, 2002 were $0.4 million, an increase of $0.3 million over the same quarter in 2001. For the six-month period ended June 30, 2002, claims recoveries increased 250% to $0.7 million from $0.2 million during the comparable period in 2001.

     The Property and Casualty Recovery Services effective fee rate for the quarter ended June 30, 2002 decreased to 26.1% from 30.0% for the same quarter of 2001 and decreased to 25.2% for the six months ended June 30, 2002 as compared to 30.8% in the same period in 2001. The decrease in fee rate was primarily attributable to the change in mix of referral and closed claim contracts, which typically bear higher fees, and full outsourcing contracts, which typically bear lower fees, that occurred in the six months ended June 30, 2002.

     Backlog. Backlog for the Property and Casualty Recovery Services segment increased to $9.5 million at June 30, 2002 from $4.0 million at June 30, 2001 due to additional contracts entered into by the Company during the six months ended June 30, 2002.

     The Property and Casualty Recovery Services segment had a throughput rate of approximately 5.4% and 3.7% of average backlog during the second quarter of 2002 and 2001, respectively. Throughput for the six month period ended June 30, 2002 also increased from 5.6% for the comparable period of 2001 to 11.1%. The increases were due to recoveries growing more quickly than the average backlog over the three and six month periods ended June 30, 2002.

     Cost of Revenues. Cost of revenues for the Property and Casualty Recovery Services segment increased 200% for the quarter ended June 30, 2002 to $0.3 million, from $0.1 million for the same quarter in 2001, and was $0.5 million for the six months ended June 30, 2002, an increase of 150% from $0.2 million for the same period in 2001. As a percentage of claims revenues, cost of revenues decreased to 218% for the quarter ended June 30, 2002 compared to 349% for the same quarter in 2001. For the six months ended June 30, 2002, the cost of revenues as a percentage of revenue decreased to 263% from 323% in 2001. The increase in cost of revenues is due to expenses being incurred prior to revenue being recognized, as is the nature of the subrogation business.

     Support Expenses. Support expenses for the Property and Casualty Recovery Services segment decreased 50% to $0.1 million for the quarter ended June 30, 2002 from $0.2 million for the same quarter in 2001 and were $0.2 million for the six months ended June 30, 2002 compared to $0.3 million for the comparable period in 2001. Support expenses decreased as a percentage of claims revenues from 494% for the first quarter of 2001 to 103% for the same quarter in 2002. For the six months ended June 30, 2002, support expenses as a percentage of claims revenues were 123%, a decrease from 483% in the comparable period of 2001. The decrease in support expenses as a percentage of claims revenues resulted from the increase in revenue described above and from the movement of certain sales and marketing personnel from the Property and Casualty Services segment to Corporate Sales & Marketing.

SOFTWARE

  OVERVIEW OF OPERATIONS

     The Company has developed a web-enabled subrogation software application. The Company intends to sell this product as an application service provider ("ASP"), under the trade name "Troveris", to participants in both the health insurance and benefits market and the P&C market which historically have not outsourced subrogation recoveries. The Company currently estimates that 40% to 50% of the private health insurance and health benefits markets do not outsource subrogation recoveries. Public sector markets, such as Medicaid and Medicare, have virtually no outsourcing of subrogation recoveries. These programs typically rely on their claims administration contractors to provide subrogation services as part of a bundled service contract. The Company believes that, like the health insurance market, certain participants in the P&C insurance market are less likely to outsource subrogation services. The Company believes mutual insurers have organizational and cultural biases against outsourcing and larger P&C insurers have sufficient resources to develop relatively sophisticated internal departments. During the three months ended June 30, 2002, the Company made its first sale of the Troveris software to an outside party (United Medical Resources). Additionally, the Company has received indications of interest from other potential purchasers.

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

     During the fourth quarter of 2001, the Company began migrating its own subrogation operations to the Troveris application. The Company currently expects the migration to be completed in the third quarter of 2003. The Company previously said that it expected the migration to be completed during the fourth quarter of 2002. The migration schedule has been extended in order to focus resources on the installation of United Medical Resources to the system and to allow for additional system enhancements. The Company does not anticipate any adverse financial effects from the extension of the migration schedule. After migration is complete, the Company expects to abandon its legacy subrogation system, thereby reducing its technology expense, net of the expense of maintaining the Troveris application, by at least $600,000 per year. The Troveris application will also enable the Company to expand its ability to manage its knowledge workers via telecommuting arrangements. While the Company believes it can achieve the foregoing transition and corresponding reduction of expenses in the outlined timeframe, future facts and circumstances could change these estimates. See "Safe Harbor Compliance Statement for Forward-Looking Statements" included as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended by Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which is hereby incorporated herein by reference.

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

  RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001

     Revenues. The Software segment recognized $165,000 and $280,000 in revenue during the three and six months ended June 30, 2002, respectively, all of which was derived internally.

     Cost of revenues. Cost of revenues for the Software segment for the three and six months ended June 30, 2002 was approximately $148,000 and $263,000, respectively. This includes approximately $107,000 and $187,000 for the three and six month periods ended June 30, 2002, respectively, of depreciation and amortization of software in service. Approximately $41,000 and $76,000 of the cost of revenues for the three and six month periods ended June 30, 2002, respectively, relates to the support and maintenance of the software.

     Support expenses. For the three and six months ended June 30, 2002, the Software segment incurred approximately $507,000 and $908,000, respectively, in expenditures in connection with the creation of new products for the insurance industry. Approximately $292,000 of support expenditures were capitalized in the quarter ended June 30, 2002, resulting in net reported expenses of approximately $215,000. During the six months ended June 30, 2002, approximately $546,000 of support expenditures were capitalized, resulting in net reported expenses of $362,000.

     The Company expects to incur additional expenses of between $0.8 million and $1.0 million for research and development with respect to the creation of enhancements of existing software applications over the remainder of 2002, of which approximately $450,000 is expected to be capitalized. In addition, as of June 30, 2002, the Company has capitalized approximately $1.7 million of costs in accordance with accounting principles generally accepted in the United States of America for the development of software for sale to unrelated parties.

ENTIRE COMPANY

                STATEMENTS OF INCOME AS A PERCENTAGE OF REVENUES

                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,
                                                   ------------------   ----------------
                                                    2002        2001    2002       2001
                                                   ------      ------   -----      -----
Claims revenues..................................  100.0%      100.0%   100.0%     100.0%
Cost of revenues.................................   48.4        48.9     48.5       48.2
Support expenses.................................   28.9        28.3     28.5       28.0
Depreciation and amortization....................    7.1        10.3      7.2       10.0
Research and development.........................     --         1.0       --        0.9
Operating income.................................   15.6        11.5     15.8       12.8
Interest (expense) income, net...................   (0.4)        0.1     (0.4)       0.2
Income before income taxes.......................   15.2        11.6     15.4       13.0
Net income.......................................    9.3         6.8      9.5        7.6

                                   EMPLOYEES

                                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                                        JUNE 30,             JUNE 30,
                                                   -------------------   ----------------
                                                   2002          2001    2002        2001
                                                   -----         -----   ----        ----
Direct operations................................   532           531    532         531
Support..........................................   154           139    154         139
                                                    ---           ---    ---         ---
Total employees..................................   686           670    686         670
                                                    ===           ===    ===         ===

     Depreciation and Amortization. Depreciation and amortization expense decreased 24.5% to $1.2 million for the quarter ended June 30, 2002 from $1.6 million for the same quarter in 2001, and decreased 21.6% to $2.5 million for the six months ended June 30, 2002 from $3.2 million for the comparable period in 2001. The decreases were due to the adoption of FAS 142 by the Company on January 1, 2002. See Item 1. "Financial Statements (Unaudited) -- Note
12 -- Cost in Excess of Net Assets Acquired and Other Intangible Assets".

     Research and Development. The Company incurred $157,000 and $291,000 for the three and six months ended June 30, 2001, respectively, related to research and development activities in connection with the creation of new products for the insurance industry. There are no research and development expenses in the three and six months ended June 30, 2002 because the products that were in development in 2001 became operational in 2002. See "Software -- Overview of Operations".

     Interest Income. Interest income decreased 78.2%, or $208,000, for the quarter ended June 30, 2002 as compared to the same quarter in 2001. For the six months ended June 30, 2002, interest income decreased $491,000, or 79.7%, from $616,000 to $125,000. The decreases were due to the payment, during the quarter ended June 30, 2001, of an earn-out relating to an acquisition which reduced the restricted cash balance and lower interest rates.

     Interest Expense. Interest expense totaled approximately $125,000 and $264,000 for the three and six months ended June 30, 2002, respectively. The decreases in interest expense for the three and six months ended June 30, 2002, as compared with the same periods in 2001, were primarily due to a decrease in borrowed funds resulting from the release of restricted cash in July 2001 and the proceeds from the sale of the Milwaukee building in November 2001 and lower interest rates in 2002.

     Tax. During the three and six months ended June 30, 2002, the Company accrued an income tax benefit of $72,500 and $167,500, respectively, related to a research and experimental income tax credit. The

Company accrued its income tax at its historical rate of 41.5% of pretax income, net of the research and experimental tax credit, resulting in an effective income tax rate of 38.7% and 38.4%, during the three and six months ended June 30, 2002, respectively. For the comparable periods in 2001, the provision for income tax was accrued at 41.5% of pretax income.

     Net Income. Net income for the quarter ended June 30, 2002 increased $546,000, or 51.1%, to $1.6 million, or $0.17 per diluted common share, from $1.1 million, or $0.11 per diluted common share, for the comparable quarter in 2001. For the six months ended June 30, 2002, net income increased 35.3% to $3.3 million, or $0.34 per diluted common share, from $2.4 million, or $0.25 per diluted common share, for the comparable period in 2001. The primary reasons for the increases in net income and diluted earnings per share were the adoption of FAS 142 as described above under Depreciation and Amortization and the incremental Healthcare Recovery Services revenue from the UHG contract termination. See "Concentration of Clients".

LIQUIDITY AND CAPITAL RESOURCES

     The Company's statements of cash flows for the six months ended June 30, 2002 and 2001 are summarized below:

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Net cash provided by operating activities...................  $ 7,026   $ 4,323
Net cash (used in) provided by investing activities.........   (2,290)      816
Net cash used in financing activities.......................   (5,201)   (3,483)
                                                              -------   -------
Net (decrease) increase in cash and cash equivalents........  $  (465)  $ 1,656
                                                              =======   =======

     The Company had working capital of $8.9 million at June 30, 2002, including cash and cash equivalents of $2.1 million, compared with working capital of $10.4 million at December 31, 2001. The primary reason for the decrease in working capital was the use of excess cash and cash equivalents to pay down the Revolving Credit Facility and to repurchase shares of the Company's stock.

     Net cash provided by operating activities was $7.0 million, an increase of $2.7 million for the six months ended June 30, 2002, compared to the same six months in 2001, primarily as a result of the reduction in the accounts receivable balance during the six months ended June 30, 2002.

     Net cash used in investing activities includes purchases of property and equipment. During each of the six month periods ended June 30, 2002 and 2001, the Company capitalized approximately $1.0 million of internally-developed software.

     Net cash used in financing activities for the six months ended June 30, 2002 reflects $1.7 million in net cash payments with respect to the Company's Revolving Credit Facility, as well as approximately $3.6 million of treasury stock purchases.

     On November 1, 2001, the Company entered into a revolving credit facility with National City Bank of Kentucky, Bank One Kentucky, N.A. and Fifth Third Bank (the "Revolving Credit Facility"). The Company's obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. The Revolving Credit Facility carries a maximum borrowing capacity of $40 million and will mature October 31, 2004. Principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined fixed margin. At June 30, 2002, the interest rate was 3.59% based on the one-month Eurodollar Rate. The Revolving Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. At June 30, 2002, $6.3 million was outstanding under the Revolving Credit Facility. (See Item 1. "Financial Statements (Unaudited) -- Note 4 -- Credit Facility" and "-- Note 10 -- Derivatives".)

     At June 30, 2002 and December 31, 2001, the Company reported on its balance sheets, as a current asset, restricted cash of $17.6 million and $18.0 million, respectively. Restricted cash at June 30, 2002 and December 31, 2001 represented claims recoveries by the Company for its clients. At June 30, 2002 and December 31, 2001, the Company reported on its balance sheets, as a current liability, funds due clients of $12.5 million and $12.9 million, respectively, representing claims recoveries to be distributed to clients, net of the fee earned on such recoveries.

     In light of its acquisition strategy, the Company from time to time assesses its opportunities for capital formation. The Company believes that its available cash resources, together with the borrowings available under the Revolving Credit Facility, will be sufficient to meet its current operating requirements and acquisition and internal development activities.

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

CONCENTRATION OF CLIENTS

     The Company provides services to healthcare plans that as of June 30, 2002 covered approximately 42.4 million lives. The Company's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations. The Company has two clients that individually comprise more than 10% of the Company's revenue. The Company's largest client is UnitedHealth Group ("UHG"). For each of the six month periods ended June 30, 2002 and 2001, UHG generated 27% of the Company's revenues. Wellpoint Health Networks accounted for 13% and 10% of the Company's revenues for the six month periods ended June 30, 2002 and 2001, respectively.

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

     The Company performs its services on a reasonable efforts basis and does not obligate itself to deliver any specific result. Contracts with its customers are generally terminable on 60 to 180 days' notice by either party, although in a few cases the contracts extend over a period of years. The Company's contracts generally provide that in the event of termination, the Company is entitled to complete the recovery process on the existing backlog or to receive a cash payment designed to approximate the gross margin that would otherwise have been earned from the recovery on the backlog of the terminating client. On June 30, 2002, the Company had Healthcare Recovery Services backlog of $1,532.6 million.

     During the second quarter of 2002, UHG management informed the Company of its intention to terminate subrogation services with respect to all but approximately 1 million lives of the 9.7 million then remaining lives attributable to UHG. UHG's termination of these services resulted from its decision to bring subrogation recovery services back inside UHG, where they will be performed by its Ingenix strategic business unit. The Company expects to continue recovering on the backlog created for UHG (and for the plans and employer groups that UHG services), a process that the Company expects will be completed in 5 to 6 years. UHG is the Company's largest client, accounting for 27% of its total revenue in 2001.

     As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, the effects of the loss of the prospective UHG business, coupled with an increase in the fee rate that has occurred, and without regard to replacement of the UHG business, will be as follows:

     - In 2002, the Healthcare Recovery Services segment will report $1.4 million to $1.6 million more in revenue and pretax income than was indicated in the guidance previously published on January 4, 2002;

     - In 2003, the subrogation product of the Healthcare Recovery Services segment will report approximately $1.8 million less in revenue, without any reduction in the gross margin percentage; and

     - In 2004, the subrogation product of the Healthcare Recovery Services segment will report approximately $7.0 million less in revenue, without any reduction in the gross margin percentage.

     The Company previously announced that it expected to receive monthly termination notices from UHG over a six-month period, with termination dates effective 180 days after each notice. The Company is currently in discussions with UHG over a possible extension of the termination schedule that may entail the Company receiving claims data for up to another six months after the current contract's February 1, 2003 expiration date.

     In addition, the Company now expects that the Healthcare Recovery Services segment will report for the year pretax income in the range of $28.0 million to $28.3 million on revenues in the range of $68.0 million to $68.8 million. This represents a change from the May 1, 2002 guidance, which gave a range for revenue of $68.8 million to $72.1 million and for pretax income of $28.0 million to $28.8 million. These changes are primarily attributable to the decrease in expected revenue for the year and to development expenses for a new Healthcare Recovery Services segment product. Both the current guidance and that given on May 1, 2002 include the additional revenue and pretax income, in the range of $1.4 million to $1.6 million, from the termination of the UHG contract.

CRITICAL ACCOUNTING POLICIES

     The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company believes its most significant accounting policies are related to the following areas, among others: revenue recognition, accounts receivable and collectibility, valuation of long-lived and intangible assets, accrued expenses and common stock options. Details regarding the Company's use of these policies and the related estimates are described more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002. During the second quarter of 2002, there have been no material changes to the Company's critical accounting policies that impacted the Company's financial condition or results of operations.

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

     Also, in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets", which establishes the accounting for goodwill and other intangible assets following their recognition. FAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. FAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, FAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment. FAS 142 was effective for the Company beginning on January 1, 2002. During the three months ended June 30, 2002, the Company performed the transitional impairment test under FAS 142 for all goodwill recorded as of January 1, 2002 which did not result in an impairment charge.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (FAS 143), "Accounting for Asset Retirement Obligations". FAS 143 is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company believes that the adoption of FAS 143 will not have a significant impact on its financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 is effective for fiscal years beginning after December 15, 2001. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business segment. FAS 144 establishes a single accounting model, based on the framework established in FAS 121. The adoption of FAS 144 had no significant impact on the Company's financial position or results of operations.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (FAS 146), "Accounting for Exit or Disposal Activities". FAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires liabilities associated with exit and disposal activities to be expensed as incurred. FAS 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The Company believes that the adoption of FAS 146 will not have a significant impact on its financial statements.

STOCK REPURCHASE PLAN

     The Company's Board of Directors authorized the repurchase of up to $20 million of the Company's Common Stock in the open market (including $10 million authorized on May 10, 2002), at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $20 million of the Company's Common Stock or until it otherwise determines to terminate the stock repurchase plan. The Company repurchased 381,950 and 662,443 shares of its own stock during the three and six months ended June 30, 2002, respectively, at an average price of $5.26 and $5.39, respectively. From inception of the program through June 30, 2002, the total number of repurchased shares is 2,454,708 at a cost of $10.7 million, or an average cost of $4.35 per share. Except for 10,000 shares previously repurchased but re-issued in connection with an employee restricted stock award, all of the reacquired shares of Common Stock through June 30, 2002 are reflected as treasury stock on the accompanying Condensed Balance Sheets (Unaudited).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     An element of market risk exists for the Company from changes in interest rates related to its Revolving Credit Facility, which matures October 31, 2004. The impact on earnings and the value of any debt on the Company's balance sheets are subject to change as a result of movements in market rates and prices as a portion of the Revolving Credit Facility is subject to variable interest rates. However, the Company does not expect changes in interest rates to have a material effect on its financial position, results of operations or cash flows in 2002. As of June 30, 2002, the Company had $6.3 million outstanding under its Revolving Credit Facility. Through the interest rate swap contract the Company has entered into, the Company has fixed the interest rate on $4 million of the Revolving Credit Facility at 5.41% or 5.66% (contingent on the status of a financial ratio). The remaining $2.3 million outstanding had an interest rate of 3.59%. See Item 1. "Financial Statements (Unaudited) -- Note 13 -- Concentration of Clients" and Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

                           PART II: OTHER INFORMATION

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

     To date, however, the Company has encountered eight noteworthy instances in addition to the lawsuits described under "-- Current Litigation", in which lawsuits were filed against it or its clients that sought punitive damages, were pled as class actions or otherwise made claims or requested relief that could have materially affected the Company's business practices. The risk profile for this sort of business practices litigation includes not only the usual considerations of the potential amount, effect, and likelihood of loss, but also specifically the potential for punitive damages and class certification, the possible effects of an adverse verdict on the Company's business practices, and the likelihood of specific plaintiffs' attorneys bringing similar actions in other jurisdictions.

     Each of these cases has been completely resolved, by decision of a court or settlement by the parties, but prior to resolution the Company did not regard all of these cases as being material in and of themselves. In management's opinion, these eight cases share a common profile with each other and with the lawsuits described below under the caption "-- Current Litigation".

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

     Three other lawsuits, all in federal court, charged the Company with a variety of violations of laws and sought punitive damages. The complaints alleged, among other things, that the Company committed negligence, fraud and breach of its duties under ERISA by attempting to recover and actually recovering, by subrogation, the reasonable value of medical benefits which were provided by the Company's clients under capitation or discounted-fee-for-service arrangements. One of these lawsuits was dismissed in a ruling on the merits. Another was settled, after the court denied class certification, for a nominal amount paid by the Company's client, a co-defendant in the case. The third case, DeGarmo et al. v. Healthcare Recoveries, Inc., was concluded in mid-July 2001 for a settlement payment of $3 million and nonmonetary terms that management regards as immaterial to the Company's ongoing business.

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

     Plaintiffs' motion to certify a nationwide class, which the Company opposed, was submitted to the court in September 2000. In an order entered January 8, 2002, the court referred the class certification motion to the Chief Magistrate Judge for a report and recommendation. In a report dated March 20, 2002, the Chief Magistrate Judge recommended denial of the motion to certify a class. Plaintiffs filed timely objections in the court to the report and the Company filed a response. On June 5, 2002, the court entered an order adopting the Chief Magistrate Judge's report and recommendation in its entirety and denying class certification. Plaintiffs' time to seek leave to file an interlocutory appeal from that ruling has expired.

  CAJAS ET AL. V. PRUDENTIAL HEALTH CARE PLAN AND HEALTHCARE RECOVERIES

     On October 28, 1999, a class action Plaintiff's Original Petition ("Petition") was filed against the Company and one of the Company's clients in the District Court for the 150th Judicial District, Bexar County, Texas, Joseph
R. Cajas, on behalf of himself and all others similarly situated v. Prudential Health Care Plan, Inc. and Healthcare Recoveries, Inc. The plaintiff asserts that the Company's subrogation recovery efforts on behalf of its client Prudential Health Care Plan, Inc. ("Prudential") violated a number of common law duties, as well as the Texas Insurance Code and the Texas Business and Commerce Code. The Petition alleges that the Company, as the subrogation agent for Prudential, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount Prudential paid for medical goods and services. The Company was served with the Petition in early November 1999, and has answered, denying all allegations. The court has not yet addressed the question of whether to certify the putative class. After the defendants filed a motion for summary judgment during January 2002, the plaintiff moved the court to delay consideration of the motion until plaintiff could complete additional discovery. The plaintiff's motion to delay consideration was granted and discovery is in progress.

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

     In response to the defendants' motion, on February 28, 2001, the court rendered its opinion and entered an order dismissing all of the plaintiff's claims with the exception of the plaintiff's claim for attorney fees, which remains pending before the court for disposition. On March 14, 2001, the Company filed an answer to the Complaint denying all of the plaintiff's allegations. Also on March 14, 2001, the plaintiff filed a motion to alter or amend the court's ruling on the motion to dismiss. On July 15, 2002, the court denied plaintiff's motion to alter or amend the court's ruling on the motion to dismiss. The court has not addressed the issue of class certification.

  MARTIN ET AL. V. COMPANION HEALTH CARE AND HEALTHCARE RECOVERIES

     On December 22, 1999, a purported class action complaint ("Complaint") was filed against the Company and one of the Company's clients in the Court of Common Pleas of Richland County, South Carolina, Estalita Martin et al. vs. Companion Health Care Corp., and Healthcare Recoveries, Inc. On January 21, 2000, defendant Companion Healthcare Corp. ("CHC") filed an Answer and Counterclaim and plaintiff Martin filed a First Amended Complaint ("Amended Complaint"). The Amended Complaint asserts that the Company's subrogation recovery efforts on behalf of its client CHC violated a number of common law duties, as well as the South Carolina Unfair Trade Practices Act. The Amended Complaint alleges that the Company, as the subrogation agent for CHC, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount CHC was entitled to collect for such medical goods and services. The Amended Complaint further alleges that the Company and CHC unlawfully pursued subrogation and reimbursement claims by (1) failing to pay pro rata costs and attorney's fees to attorneys who represented purported class members with respect to tort claims underlying the subrogation and reimbursement claims; and (2) failing to include in subrogation and reimbursement claims all applicable discounts that CHC received for such medical goods and services. Plaintiffs, on behalf of the purported class, demand compensatory damages, punitive damages, and treble damages, disgorgement of unjust profits, costs, prejudgment interest and attorneys' fees. The Company was served with the original Complaint in late December 1999 and answered denying all allegations. The Company filed a motion to dismiss in August 2000. During June 2001, the court granted the Company's motion to dismiss. Plaintiffs filed a notice of appeal on July 20, 2001. All parties have filed briefs but the court has not yet ruled on plaintiffs' appeal of the dismissal, nor has oral argument been scheduled.

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

  ROGALLA V. CHRISTIE CLINIC, PERSONALCARE HEALTH MANAGEMENT AND HEALTHCARE RECOVERIES

     On December 14, 2001, Valerie Rogalla, the plaintiff in a putative class action against a health care provider, amended her complaint to add Healthcare Recoveries, Inc. as a defendant in Valerie Rogalla v. Christie Clinic, P.C., PersonalCare Health Management, Inc. and Healthcare Recoveries, Inc., No. 01-L-203, Circuit Court of the Sixth Judicial Circuit, Champaign County, Illinois. In her complaint, the plaintiff makes allegations on behalf of herself and all others similarly situated. The complaint asserts that the Company, as subrogation agent for PersonalCare Health Management, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims. The complaint seeks recovery from the Company for compensatory damages, punitive damages and costs. The Company disputes the plaintiff's allegations and intends to vigorously defend its position in this case. Each defendant has filed a motion to dismiss the action.

     The Cajas, Franks and Martin lawsuits, or any one of them, if successful, could prevent the Company from recovering the "reasonable value" of medical treatment under discounted fee for service ("DFS"), capitation and other payment arrangements. The Conte, Cajas, Franks, Martin, Hamilton and Rogalla lawsuits, or any one or more of them, if successful, could require the Company to refund, on behalf of its clients, recoveries in a material number of cases. In addition, an adverse outcome in any of the above referenced lawsuits could impair materially the Company's ability to assert subrogation or reimbursement claims on behalf of its clients in the future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 10, 2002. Of the 9,549,466 shares of Common Stock outstanding as of the record date, March 19, 2002, and entitled to vote at this meeting, 8,895,706 were represented at the meeting in person or by proxy. The following matters were voted upon:

     (a) The following members were elected to the Board of Directors to hold office for a three year term:

NOMINEE                         SHARES VOTED FOR   SHARES VOTED AGAINST   SHARES ABSTAINED   TERM
-------                         ----------------   --------------------   ----------------   ----
William C. Ballard, Jr........     8,841,308                0                  54,398        2005
Lauren N. Patch...............     8,841,308                0                  54,398        2005

     The Company's other directors continuing after the Annual Meeting are as follows:

       Jill L. Force
        Patrick B. McGinnis
        John H. Newman
        Chris B. VanArsdel

     (b) The approval of the adoption of the Trover Solutions, Inc. Outside Directors Equity Compensation Plan. The result of the vote was 7,375,428 shares in favor, 1,479,565 opposed and 40,713 abstained. Accordingly, the adoption of the Trover Solutions, Inc. Outside Directors Equity Compensation Plan was approved.

     (c) The ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company to serve for 2002. The result of the vote was 8,860,055 shares in favor, 18,680 opposed and 16,971 abstained. Accordingly, the appointment of PricewaterhouseCoopers LLP was ratified.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following list of Exhibits includes both exhibits submitted with this Form 10-Q as filed with the Commission and those incorporated by reference to other filings:

 3.1  --   Restated Certificate of Incorporation of the Registrant.
 3.2  --   Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's Annual Report on
           Form 10-K for the fiscal year ended December 31, 2000).
 4.1  --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant's Amendment No. 1 to
           Registration Statement on Form S-1, File No. 333-23287).
 4.2  --   Rights Agreement, dated February 12, 1999, between the
           Registrant and National City Bank of Kentucky, as Rights
           Agent, which includes as Exhibit A the Form of Certificate of Designations of the Preferred Stock, as Exhibit B the
           Form of Right Certificate and as Exhibit C the Summary of
           Rights to Purchase Preferred Stock (incorporated by
           reference to Exhibit 4.1 of Registrant's Form 8-A, filed
           February 16, 1999, File No. 0-22585).
10.1  --   Trover Solutions, Inc. Outside Directors Equity Compensation
           Plan (incorporated by reference to Appendix B to the Proxy
           Statement for the Annual Meeting of Stockholders, dated
           April 3, 2002).
99.1  --   Trover Solutions, Inc. Private Securities Litigation Reform
           Act of 1995 Safe Harbor Compliance Statement for
           Forward-Looking Statements (incorporated by reference to
           Exhibit 99.1 of Registrant's Annual Report on Form 10-K for
           the fiscal year ended December 31, 2001).
99.2  --   Amendment to Trover Solutions, Inc. Private Securities
           Litigation Reform Act of 1995 Safe Harbor Compliance
           Statement for Forward-Looking Statements (incorporated by
           reference to Exhibit 99.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
99.3  --   Certifications Pursuant to 18 U.S.C. Section 1350, as
           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.

     (b) Reports on Form 8-K

     No reports filed during the second quarter of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TROVER SOLUTIONS, INC.


Date: August 14, 2002                                         /s/ PATRICK B. MCGINNIS
                                              --------------------------------------------------------
                                                                Patrick B. McGinnis
                                                  Chairman, President and Chief Executive Officer


Date: August 14, 2002                                          /s/ DOUGLAS R. SHARPS
                                              --------------------------------------------------------
                                                                 Douglas R. Sharps
                                                Executive Vice President and Chief Financial Officer
                                                     Principal Financial and Accounting Officer