Form 10-Q
period 2002-09-30
TROVER SOLUTIONS INC
filed 2002-11-14
CIK 858629

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

(502) 454-1340

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      As of November 13, 2002, 8,781,817 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

TROVER SOLUTIONS, INC.

FORM 10-Q

September 30, 2002

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

PART I:     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

TROVER SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except per share information)

	September 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$1,456	$2,547
Restricted cash	17,563	18,035
Accounts receivable, less allowance for doubtful accounts of $494 at September 30, 2002 and $509 at December 31, 2001	9,761	9,382
Other current assets	2,193	1,805

Total current assets	30,973	31,769

Property and equipment, net	6,758	6,619

Cost in excess of net assets acquired, net	29,146	29,146
Identifiable intangibles, net	3,951	4,372
Other assets	2,344	2,557

Total assets	$73,172	$74,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,296	$1,308
Accrued expenses	3,794	3,612
Accrued bonuses	1,927	2,239
Funds due clients	12,542	12,876
Income taxes payable	906	300
Deferred income tax liability	1,005	1,007

Total current liabilities	22,470	21,342
Other liabilities	2,489	2,355
Long-term borrowings	5,500	8,000

Total liabilities	30,459	31,697

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value per share; 2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value per share; 20,000 shares authorized; 8,821 and 9,791 shares outstanding as of September 30, 2002 and December 31, 2001, respectively	12	12
Capital in excess of par value	22,891	22,758
Other	(1,021)	(973)
Unearned compensation	(42)	—
Treasury stock at cost; 2,808 shares at September 30, 2002 and 1,792 shares at December 31, 2001	(12,202)	(7,116)
Accumulated other comprehensive (loss) income	(78)	27
Retained earnings	33,153	28,058

Total stockholders’ equity	42,713	42,766

Total liabilities and stockholders’ equity	$73,172	$74,463

The accompanying notes are an integral part of the condensed financial statements.

TROVER SOLUTIONS, INC.

CONDENSED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2002 and 2001
(Unaudited)
(In thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Claims revenues	$17,820	$15,093	$52,583	$47,105
Cost of revenues	8,677	7,646	25,527	23,089

Gross profit	9,143	7,447	27,056	24,016

Support expenses	5,021	3,984	14,914	12,939
Depreciation and amortization	1,188	1,694	3,706	4,906
Research and development	—	124	—	415

Operating income	2,934	1,645	8,436	5,756

Interest income	67	114	193	730
Interest expense	115	192	379	742
Other — loss on property held for sale	—	980	—	980

Income before income taxes	2,886	587	8,250	4,764
Provision for income taxes	1,097	(437)	3,155	1,296

Net income	$1,789	$1,024	$5,095	$3,468

Earnings per common share (basic)	$0.20	$0.10	$0.54	$0.35

Earnings per common share (diluted)	$0.19	$0.10	$0.53	$0.35

The accompanying notes are an integral part of the condensed financial statements.

TROVER SOLUTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income	$5,095	$3,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,018	4,906
Other	(93)	6
Loss on property held for sale	—	980
Changes in operating assets and liabilities:
Restricted cash	472	1,594
Accounts receivable	(379)	(1,995)
Other current assets	(405)	(136)
Other assets	(188)	(552)
Trade accounts payable	988	225
Accrued expenses	(131)	(4,170)
Funds due clients	(334)	(1,694)
Income taxes payable	607	(396)
Other liabilities	134	6

Net cash provided by operating activities	9,784	2,242

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	2,551
Purchases of property and equipment	(1,821)	(1,408)
Capitalization of internally developed software	(1,497)	(1,410)

Net cash used in investing activities	(3,318)	(267)

Cash flows from financing activities:
Line of credit repayments	(3,300)	(3,500)
Line of credit proceeds	800	1,500
Repurchase of common stock	(5,126)	(79)
Issuance of common stock	117	105
Other	(48)	(45)

Net cash used in financing activities	(7,557)	(2,019)

Net decrease in cash and cash equivalents	(1,091)	(44)
Cash and cash equivalents, beginning of period	2,547	1,297

Cash and cash equivalents, end of period	$1,456	$1,253

The accompanying notes are an integral part of the condensed financial statements.

TROVER SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.     Organization and Basis of Presentation

      Trover Solutions, Inc. (hereinafter referred to as the “Company”), a Delaware corporation, was incorporated on June 30, 1988. The Company provides subrogation and certain other claims recovery and cost containment services, on an outsourcing basis, to the private healthcare payor industry and the property and casualty insurance industry. Its primary business is medical claims recovery, and its primary product is subrogation recovery, i.e., the Company identifies, investigates and recovers accident-related medical benefits incurred by its healthcare payor and insurance clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company’s clients’ rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and are generally paid from the proceeds of liability or workers’ compensation insurance. The Company’s other medical claims recovery services include (1) the auditing of the bills of medical providers, particularly hospitals, for accuracy, correctness and compliance with contract terms (“provider bill audit”), and (2) recovering of overpayments attributable to duplicate payments, failures to coordinate benefits and similar errors in payment.

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

      The financial information has been prepared in accordance with the Company’s customary accounting practices and is unaudited. In the opinion of management of the Company, the information presented reflects all adjustments necessary for a fair presentation of interim results. All such adjustments are of a normal and recurring nature except for those items discussed in Notes 9 and 12. Certain financial statement amounts have been reclassified in the prior period to conform to the current period presentation.

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

      Also, in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets”, which establishes the accounting for goodwill and other intangible assets following their recognition. FAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. FAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, FAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment. FAS 142 was effective for the Company beginning on January 1, 2002. During the three months ended June 30, 2002, the Company completed the transitional impairment test under FAS 142 for all goodwill recorded as of January 1, 2002. See Note 12 “Cost in Excess of Net Assets Acquired and Other Intangible Assets”.

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

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”. FAS 144 is effective for fiscal years beginning after December 15, 2001. This statement supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a business segment. FAS 144 establishes a single accounting model, based on the framework established in FAS 121. The adoption of FAS 144 had no significant impact on the Company’s financial position or results of operations.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (FAS 146), “Accounting for Exit or Disposal Activities”. FAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires liabilities associated with exit and disposal activities to be expensed as incurred. FAS 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The Company believes that the adoption of FAS 146 will not have a significant impact on its financial statements.

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

4.     Credit Facility

      On November 1, 2001, the Company entered into a revolving credit facility with National City Bank of Kentucky, Bank One Kentucky, N.A. and Fifth Third Bank (the “Revolving Credit Facility”), replacing and terminating its existing credit facility. The Company’s obligations under the Revolving Credit Facility are secured by substantially all of the Company’s assets, subject to certain permitted exceptions. The Revolving Credit Facility carries a maximum borrowing capacity of $40 million and will mature October 31, 2004. Principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined fixed margin. At September 30, 2002, the interest rate was 3.56% based on the one-month Eurodollar Rate. The Revolving Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company’s ability to pay dividends. It also contains a material adverse change clause. At September 30, 2002, $5.5 million was outstanding under the Revolving Credit Facility.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

5.     Stock Repurchase Plan

      The Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s Common Stock in the open market, including $10 million authorized on May 10, 2002, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $20 million of the Company’s Common Stock or until it otherwise determines to terminate the stock repurchase plan. The Company repurchased 362,800 and 1,025,243 shares of its own stock during the three and nine months ended September 30, 2002, respectively, at an average price of $4.28 and $5.00 per share, respectively. From inception of the program through September 30, 2002, the total number of shares repurchased was 2,817,508 at a cost of $12.2 million, or an average cost of $4.35 per share. Except for 10,000 shares previously repurchased but re-issued in connection with an employee restricted stock award, all of the reacquired shares of Common Stock through September 30, 2002 are reflected as treasury stock on the accompanying Condensed Balance Sheets (Unaudited).

6.     Related Party Transactions

      The Company has a contract for legal services with a professional service corporation, Sharps & Associates, PSC, that is wholly owned by one of the Company’s officers, Douglas R. Sharps. This arrangement exists solely for the benefit of the Company and its purpose is to minimize the costs of legal services purchased by the Company on behalf of its clients. Mr. Sharps receives no financial or other personal benefit from his ownership of the firm. All payments to Sharps & Associates are reviewed and approved by the Audit Committee of the Company’s Board of Directors. For the three and nine months ended September 30, 2002, approximately $861,000 and $2.5 million, respectively, was paid to this law firm for such legal services, including all employees and expenses.

      In May 1997, Patrick B. McGinnis, the Chairman and Chief Executive Officer of the Company, borrowed from a commercial bank $500,000 to finance the payment of income taxes related to the ordinary income deemed to have been received by him in the form of 80,000 shares of Common Stock granted to him in connection with the Company’s initial public offering and $350,000 to finance the purchase of 25,000 additional shares of Common Stock in the initial public offering.

      At Mr. McGinnis’ request, following conversations with his lender, on February 12, 1999, the Board of Directors approved a loan in the amount of $350,000 to Mr. McGinnis, in exchange for a full recourse promissory note in the same amount from Mr. McGinnis. On June 30, 2000, at the direction of the Board of Directors and in accordance with terms authorized by it, the Company loaned Mr. McGinnis an additional $500,000. Under these terms, the $500,000 loan to Mr. McGinnis was combined with his existing debt to the Company of $350,000 of principal and $36,520 of accrued interest. Mr. McGinnis delivered to the Company his full recourse promissory note in the amount of $886,520, bearing interest at a fixed rate of 6.62% per annum (the applicable Federal mid-term rate in effect for tax purposes at the date of the note), compounded annually (the “Amended Promissory Note”), and the Company cancelled the old promissory note evidencing the prior debt. The Amended Promissory Note provides for mandatory prepayments from certain of the proceeds received by Mr. McGinnis from his sale of the Company’s securities and any related transactions. The promissory note and all accrued interest are due and payable upon the earlier of January 1, 2005 or the termination of Mr. McGinnis’s employment with the Company. At September 30, 2002, the promissory note of $886,520 and accrued interest of $134,358 was outstanding.

      On June 30, 2000, pursuant to the Board of Directors’ authorization and in accordance with the terms of the Amended Promissory Note, the Company and Mr. McGinnis entered into a deferred compensation agreement (the “Agreement”). Under the Agreement, 50% of the amount otherwise payable to Mr. McGinnis under the Company’s Management Group Incentive Compensation Plan is to be deferred until the Amended Promissory Note is paid in full, with such deferred compensation then being paid in full to Mr. McGinnis within 30 days thereafter. The Company has full right of set-off against any deferred

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

compensation under the Agreement should Mr. McGinnis default under the Amended Promissory Note. At the election of Mr. McGinnis, the payment of the deferred compensation, upon payment of the Amended Promissory Note, may be extended for a period of not more than ten years. At September 30, 2002, the amount of deferred compensation was $72,354, with accrued interest of $6,362.

7.     Earnings Per Common Share

      Reconciliations of the average number of common shares outstanding used in the calculation of earnings per common share and earnings per common share assuming dilution are as follows (dollars and shares in thousands, except per share results):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Weighted average number of common shares outstanding	9,131	9,807	9,398	9,795
Add: Dilutive stock options	225	233	269	165

Number of common shares outstanding (diluted)	9,356	10,040	9,667	9,960

Net earnings for earnings per common share (basic and diluted)	$1,789	$1,024	$5,095	$3,468

Earnings per common share:
Basic	$0.20	$0.10	$0.54	$0.35

Diluted	$0.19	$0.10	$0.53	$0.35

      Basic earnings per common share were computed based on the weighted-average number of shares outstanding during the period. The dilutive effect of stock options was calculated using the treasury stock method. Options to purchase 1,011,301 and 952,301 shares for the three and nine months ended September 30, 2002, respectively, and 935,217 and 1,304,253 shares for the comparable periods in 2001, respectively, were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

8.     Other Comprehensive Income (Loss)

      Other comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$1,789	$1,024	$5,095	$3,468
Other comprehensive income (loss):
Deferred loss on cash flow hedge, net	(62)	—	(105)	—

Comprehensive income, net of tax	$1,727	$1,024	$4,990	$3,468

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

      Accumulated other comprehensive (loss) income consists of the following:

Cash Flow
Hedge

Balance, December 31, 2001	$27
First quarter 2002 change	13

Balance, March 31, 2002	40
Second quarter 2002 change	(56)

Balance, June 30, 2002	(16)
Third quarter 2002 charge	(62)

Balance, September 30, 2002	$(78)

9.     Income Taxes

      The Company accrued its income tax at an effective rate of 38.0% and 38.2% for the three and nine months ended September 30, 2002, respectively. These rates are lower than the Company’s historical effective income tax rate due to research and experimental tax credits, which includes a one-time recapture for the previous four tax years, and state tax planning initiatives implemented during 2002.

      In September 2001, the Company concluded that, in light of the passage of time with respect to the filing of the Company’s tax returns for years up to and including 1997, it was proper to reverse previously accrued taxes reducing the tax provision for the three months ended September 30, 2001 by $681,000, net, or approximately $0.07 per share. This accrual related primarily to certain non-cash compensation charges taken in connection with the initial public offering of the Company’s stock in 1997. Management believes that adequate amounts of tax and related interest and penalties, if any, have been provided for any adjustments that may result.

10.     Derivatives

      On November 6, 2001, the Company entered into an interest rate swap contract to pay 3.66% and to receive the one-month LIBOR rate on a $4 million notional amount of the Revolving Credit Facility. The Company uses derivative financial instruments to manage the risk that changes in interest rates will affect the amount of its future interest payments. Under the interest rate swap contract, the Company agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a variable rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The interest rate swap contract was entered into with a major financial institution in order to minimize counterparty credit risk. The interest rate swap transaction qualifies for hedge accounting treatment and is accounted for in accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by FAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of FAS 133”. At September 30, 2002, the fair value of the hedge was a liability of $133,934 ($78,351, net of tax, is included in Accumulated Other Comprehensive Income (Loss)).

11.     Segment Information

      Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting information about operating segments in the Company’s financial statements. It also established standards for related disclosures about products and

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

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

      Segment results for the three and nine months ended September 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Healthcare Recovery Services	$17,602	$15,051	$52,182	$46,994
Property and Casualty Recovery Services	217	42	400	111
Software	232	—	512	—
Elimination of intercompany revenue	(231)	—	(511)	—

Total revenues	$17,820	$15,093	$52,583	$47,105

Operating income (loss):
Healthcare Recovery Services	$7,158	$4,760	$21,475	$16,216
Property and Casualty Recovery Services	(188)	(288)	(765)	(804)
Software	(133)	(310)	(502)	(936)
Unallocated Corporate support expenses	(3,903)	(2,517)	(11,772)	(8,720)

Total operating income	$2,934	$1,645	$8,436	$5,756

Depreciation and amortization:
Healthcare Recovery Services	$1,010	$1,508	$3,186	$4,409
Property and Casualty Recovery Services	34	19	87	48
Software	6	65	30	132
Unallocated Corporate depreciation and amortization expense	138	102	403	317

Total depreciation and amortization	$1,188	$1,694	$3,706	$4,906

Income (loss) before income taxes:
Healthcare Recovery Services	$7,187	$4,777	$21,524	$16,489
Property and Casualty Recovery Services	(199)	(291)	(795)	(815)
Software	(169)	(318)	(602)	(959)
Unallocated Corporate (loss)	(3,933)	(3,581)	(11,877)	(9,951)

Total income before income taxes	$2,886	$587	$8,250	$4,764

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

      Unallocated Corporate amounts include corporate expenses and other miscellaneous charges. Because this category includes a variety of miscellaneous items not attributable to one particular segment, it is subject to fluctuation on a quarterly and annual basis. The Company does not allocate assets.

12.     Cost in Excess of Net Assets Acquired and Other Intangible Assets

      Effective January 1, 2002, the Company adopted FAS 142 under which Cost in Excess of Net Assets Acquired is no longer amortized but instead is assessed for impairment at least annually in a two step process. The first step involves determining the estimated fair value of each reporting unit with a view to determining whether the Cost in Excess of Net Assets Acquired value has been impaired under FAS 142. The second step measures the amount of impairment and is required only if impairment is indicated by the first step.

      The Company engaged the services of a third party valuation firm to complete an analysis of the fair value of the reporting units during the first half of 2002. The completion of step one during the three months ended June 30, 2002, did not result in an impairment charge for the Company. The Company will perform its annual impairment review during the second quarter of each year, commencing in the second quarter of 2003. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 11 “Segment Information”. All recorded Cost in Excess of Net Assets Acquired and Other Intangible Assets relate to the Healthcare Recovery Services segment.

      Following is a reconciliation of previously reported financial information to adjusted amounts excluding amortization of Cost in Excess of Net Assets Acquired for the three and nine months ended September 30, 2001 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income:
Net income as reported	$1,789	$1,024	$5,095	$3,468
Amortization of costs in excess of net assets acquired, net of tax	—	250	—	726

Adjusted net income	$1,789	$1,274	$5,095	$4,194

Basic earnings per share:
Earnings per share as reported	$0.20	$0.10	$0.54	$0.35
Amortization of costs in excess of net assets acquired, net of tax	—	0.03	—	0.08

Basic earnings per common share	$0.20	$0.13	$0.54	$0.43

Diluted earnings per share:
Earnings per share as reported	$0.19	$0.10	$0.53	$0.35
Amortization of costs in excess of net assets acquired, net of tax	—	0.03	—	0.07

Diluted earnings per common share	$0.19	$0.13	$0.53	$0.42

      The carrying value of Cost in Excess of Net Assets Acquired, net, was approximately $29.1 million at September 30, 2002.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

      The Company’s intangible assets (other than Cost in Excess of Net Assets Acquired, net) are subject to amortization. The details of the Company’s intangible assets at September 30, 2002 and December 31, 2001 are as follows (in thousands):

	September 30, 2002			December 31, 2001

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Client lists	$4,900	$1,191	$3,709	$4,900	$945	$3,955
Backlog	570	418	152	570	333	237
Non-compete agreements	530	440	90	530	350	180

Total	$6,000	$2,049	$3,951	$6,000	$1,628	$4,372

      Client lists are being amortized on a straight-line basis over 15 years. Backlog is being amortized over 5 years on a straight-line basis. Non-compete agreements are being amortized on a straight-line basis over periods ranging from 4 years to 5 years.

      Amortization expense related to intangible assets for the three and nine month periods ended September 30, 2002 was approximately $140,000 and $421,000, respectively. Over the three month period ending December 31, 2002 and each of the four succeeding fiscal years, amortization expense related to intangible assets is expected to be as follows (in thousands):

Three month period ending December 31, 2002	$140
Year ending December 31,:
2003	496
2004	340
2005	327
2006	327

13.     Concentration of Clients

      The Company’s largest client is UnitedHealth Group (UHG). For each of the nine month periods ended September 30, 2002 and 2001, UHG generated 27% of the Company’s revenues. During the second quarter of 2002, UHG informed the Company of its intention to terminate subrogation services with respect to all but approximately 1 million lives of the 9.7 million then remaining lives. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Concentration of Clients”.

14.     Supplemental Balance Sheet Information

	September 30,	December 31,
	2002	2001

Property and equipment, at cost:
Furniture and fixtures	$3,260	$3,112
Office equipment	2,067	2,041
Computer equipment	11,465	10,256
Software	9,123	7,119
Leasehold improvements	1,429	1,500

	27,344	24,028
Accumulated depreciation and amortization	(20,586)	(17,409)

Property and equipment, net	$6,758	$6,619

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The Company believes it is a leading independent provider of outsourcing of subrogation and certain other medical claims recovery and cost containment services to the private healthcare payor industry in the United States, based on the Company’s experience and assessment of its market. The Company’s primary business is medical claims recovery and its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company’s clients’ rights to recover the value of these medical benefits, arising by law or contract, are known generally as the right of subrogation and are generally paid from the proceeds of liability or workers’ compensation insurance. The Company’s other medical claims recovery services include (1) the auditing of the bills of medical providers, particularly hospitals, for accuracy, correctness and compliance with contract terms (“provider bill audit”), and (2) the recovery of overpayments attributable to duplicate payments, failures to coordinate benefits and similar errors in payment. The Company offers its healthcare recovery services on a nationwide basis to health maintenance organizations (“HMOs”), indemnity health insurers, self-funded employee health plans, companies that provide claims administration services to self-funded plans (referred to as “third-party administrators”), Blue Cross and Blue Shield organizations and provider organized health plans. Current clients include Humana Inc., Kaiser Permanente, Wellpoint Health Network and The Principal Financial Group. The Company had 41.8 million and 50.7 million lives under contract from its clientele at September 30, 2002 and 2001, respectively.

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

Healthcare Recovery Services

     Overview of Operations

      For a typical new healthcare subrogation or other medical claims recovery client, it takes up to six months from the contract signing (when the lives are “sold”) to complete the construction of electronic data interfaces necessary for the Company to begin providing service. At this point, the client is considered “installed”. During the installation period, the Company must also hire and train quality staff necessary to provide contractual services. After installation, the Company receives files and data from the client from which it creates an inventory of backlog.

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

      The operating cycle for the Healthcare Recovery Services segment’s products is a function of the rate at which recoveries are made from backlog. The operating cycle for subrogation is 5 to 6 years, for provider bill audit 12 to 18 months, and for overpayments less than 12 months. The Company reports the backlog of terminated clients in its backlog key indicator until the Company ceases recovery activities for that terminated backlog. See “Results of Operations”.

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

      The Company’s expenses are determined primarily by the number of employees directly engaged in recovery activities (“cost of revenues”) and by the number of employees engaged in a variety of support activities (“support expenses”). Recovery personnel must be hired and trained in advance of the realization of recoveries and revenues. Historically, support expenses have not grown in direct proportion to revenues.

      The Company reaffirms its previous guidance issued on July 31, 2002 that it expects that the Healthcare Recovery Services segment will report for the year ended December 31, 2002 pretax income in the range of $28.0 million to $28.3 million on revenues in the range of $68.0 million to $68.8 million.

     Results of Operations

      The following tables present certain key operating indicators for the Healthcare Recovery Services segment for the periods indicated (lives and dollars in millions):

Healthcare Recovery Services — Key Operating Indicators

Lives Sold and Installed*

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Cumulative lives sold, beginning of period	42.4	51.1	49.1	52.5
Lives from existing client loss, net(1)	(0.7)	(2.6)	(8.9)	(8.1)
Lives added from new contracts with existing clients	0.0	0.3	0.8	1.3
Lives added from contracts with new clients	0.1	1.9	0.8	5.0

Cumulative lives sold, end of period	41.8	50.7	41.8	50.7

Lives sold eliminations/cross-sold lives(2)	6.8	5.0	6.8	5.0

Lives installed, end of period	40.8	46.8	40.8	46.8

Lives installed eliminations/cross-installed lives(3)	4.8	3.7	4.8	3.7

*	All references to “lives” in the table, whether reported as from existing client loss, added from new contracts with existing clients or with new clients, lives sold, lives sold eliminations/cross-sold lives, as lives installed, or as lives installed eliminations/cross-installed lives are derived by the Company from information provided to it by clients and may contain estimates.

(1)	Represents the net of losses from contract terminations and organic declines in the clients’ installed base measured in the number of persons covered by clients, and gains from organic growth in the clients’ installed base measured in the number of persons covered by clients.

(2)	“Lives sold eliminations/cross-sold lives” specifies the number of lives subject to client contracts under which the Company provides or will provide more than one healthcare recovery service to a client population. By contrast, the number of lives reported in “Cumulative lives sold, end of period” does not take into account instances in which multiple healthcare recovery services are provided to the same client population.

(3)	“Lives installed eliminations/cross-installed lives” specifies the number of lives as to which the Company provides more than one healthcare recovery service to a client population. By contrast, the number of lives reported in “Lives installed, end of period” does not take into account instances in which multiple healthcare recovery services are provided to the same client population.

Other Key Operating Indicators

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Backlog(1)	$1,531.0 (2)	$1,389.3 (3)	$1,531.0 (2)	$1,389.3 (3)
Claims recoveries	$62.5	$56.7	$187.9	$176.3
Throughput(4)	4.1%	4.2%	12.8%	13.7%
Effective fee rate	28.2%	26.6%	27.9%	26.7%
Claims revenues	$17.6	$15.1	$52.2	$47.0

(1)	Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of its clients at a given point in time.

(2)	At September 30, 2002, approximately $411.4 million of the backlog derived from terminated clients and clients that, by that date, had given notice of termination. See “Concentration of Clients”.

(3)	At September 30, 2001, approximately $151.0 million of the backlog derived from terminated clients and clients that, by that date, had given notice of termination.

(4)	Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

      Claims Revenues. Total Healthcare Recovery Services revenues for the quarter ended September 30, 2002 increased 16.9%, to $17.6 million from $15.1 million for the same quarter of 2001, and for the nine month period ended September 30, 2002, increased 11.0%, to $52.2 million from $47.0 million in the same period of 2001. Healthcare claims recoveries for the quarter ended September 30, 2002 were $62.5 million, an increase of $5.8 million, or 10.2%, compared to $56.7 million for the same quarter of 2001. For the nine month period ended September 30, 2002, healthcare claims recoveries increased 6.6%, from $176.3 million to $187.9 million.

      The Healthcare Recovery Services effective fee rate for the quarter ended September 30, 2002 increased to 28.2% from 26.6% for the same quarter of 2001, and increased to 27.9% for the nine month period ended September 30, 2002 as compared with 26.7% in the same period in 2001. The increase in fee rate was primarily attributable to the increase in the fee charged to UnitedHealth Group that was effective January 1, 2002. See “Concentration of Clients”.

      Backlog for the Healthcare Recovery Services segment increased to $1,531.0 million at September 30, 2002 from $1,389.3 million at September 30, 2001, an increase of 10.2%. Approximately $138.0 million of the increase came from the provider bill audit services backlog while the remainder came from the subrogation services backlog.

      The Healthcare Recovery Services segment had a throughput rate of approximately 4.1% and 4.2% of average backlog during the third quarter of 2002 and 2001, respectively. The decrease in throughput from the quarter ended September 30, 2001 is primarily the effect of a shift in the backlog mix, with a greater percentage of backlog and recoveries coming from provider bill audit, which typically exhibits a lower throughput rate than does healthcare subrogation. Throughput for the nine month period ended September 30, 2002 also decreased from 13.7% for the comparable period in 2001 to 12.8%, for the same reason described above. Lives installed decreased 6.0 million from 46.8 million at September 30, 2001 to 40.8 million at September 30, 2002 primarily because of the lives lost relating to terminations by UnitedHealth Group. See “Concentration of Clients”.

      Cost of Revenues. Cost of revenues for the Healthcare Recovery Services segment increased 9.3% for the quarter ended September 30, 2002 to $8.2 million, from $7.5 million for the same quarter in 2001, and was $24.3 million for the nine months ended September 30, 2002, an increase of 6.6% from $22.8 million for the same period in 2001. As a percentage of claims revenues, cost of revenues decreased to 46.8% for the quarter ended September 30, 2002 compared to 50.0% for the same quarter in 2001. For the nine months ended September 30, 2002, cost of revenues as a percentage of claims revenues decreased to 46.7% from 48.4% in 2001. Both decreases were a result of the increase in revenue described above.

      Support Expenses. Support expenses for the Healthcare Recovery Services segment decreased 7.7% to $1.2 million for the quarter ended September 30, 2002 from $1.3 million for the same quarter in 2001 and were $3.2 million for the nine months ended September 30, 2002 compared to $3.6 million for the comparable period in 2001. Support expenses decreased as a percentage of claims revenues from 8.3% for the third quarter of 2001 to 6.8% for the same quarter in 2002. For the nine months ended September 30, 2002, support expenses as a percentage of claims revenues were 6.1%, a decrease from 7.7% for the comparable period in 2001. The decrease in support expenses as a percentage of claims revenues resulted from the increase in revenue described above and from the change in the reporting structure of certain systems support personnel from the Healthcare Recovery Services segment to Corporate Sales & Marketing. Prior to January 1, 2002, those personnel performed support functions primarily related to healthcare subrogation. Effective January 1, 2002, such personnel moved under Corporate Sales & Marketing as they assumed a more active role in the management of client data and as members of the client solutions team. Prior year amounts have not been reclassified because management of the Company views this as a change in position.

Property and Casualty Recovery Services

     Overview of Operations

      The Company operates in the subrogation outsourcing market that serves property and casualty (“P&C”) insurers. The Company offers its services to the P&C market under the brand name “TransPaC Solutions”. The Company currently provides subrogation outsourcing services to 26 P&C clients, under various contractual arrangements, including closed claims studies, referrals and full outsourcing. The Company has established a full-time direct sales force of three individuals experienced in P&C sales and marketing. The Company’s target market for its P&C subrogation services is P&C insurers that have reported below average subrogation recovery results, are small regional insurers or for various other reasons are interested in outsourcing either all or a portion of their subrogation work.

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

      The Company has assessed the competitive environment for P&C subrogation outsourcing, and believes that the competition is fragmented and characterized by claims adjusting companies that operate on a local or regional basis and law firms that specialize in low volume, but legally complex, subrogation claims. The Company has identified only one competitor that attempts to serve a national market. It believes that this competitor has enjoyed limited success because it is owned and controlled by a P&C insurer which may represent a competitive threat to prospective purchasers of the services.

      On July 31, 2002, the Company disclosed that for the year ended December 31, 2002, it expected TransPaC Solutions to incur pretax losses of between $0.8 million and $1.0 million; recoveries would be from $2.5 million to $3.2 million; and revenue would range from $0.6 million to $0.8 million. The Company reaffirms that guidance. The Company cautions that the foregoing forecasts and estimates are not guarantees of future performance and that actual results of TransPaC Solutions will be dependent upon future facts and circumstances, many of which are outside the control of management of the Company. See “Safe Harbor Compliance Statement for Forward Looking Statements” included as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended by Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which is hereby incorporated herein by reference.

     Results of Operations

      The following tables present certain key operating indicators for the Property and Casualty Recovery Services segment for the periods indicated (dollars in millions):

Property and Casualty Recovery Services — Key Operating Indicators

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Contracts in Force, beginning of period	27	3	14	2
Outsourcing(1)	—	2	1	2
Referrals/ Closed Claims(2)	—	6	12	7
Terminations	(1)	—	(1)	—

Contracts in Force, end of period	26	11	26	11

(1)	Outsourcing refers to the full replacement of a client’s internal subrogation recovery function by TransPaC Solutions, typically with a view to an ongoing relationship of indefinite period.

(2)	Referrals and Closed Claims refer to project-related work assumed by TransPaC Solutions, typically with files transmitted by clients from time to time.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Backlog(1)	$14.5	$3.3	$14.5	$3.3
Claims recoveries	$0.8	$0.1	$1.6	$0.3
Throughput(2)	7.1%	2.8%	17.4%	8.8%
Effective fee rate	25.8%	41.3%	25.6%	34.1%
Claims revenues	$0.22	$0.04	$0.40	$0.11

(1)	Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing on behalf of its clients at a given point in time.

(2)	Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

      Claims Revenues. Total Property and Casualty Recovery Services revenues for the quarter ended September 30, 2002 increased approximately $175,000, or 417%, from the same quarter in 2001 and increased 260% to $400,000 for the nine month period ended September 30, 2002 from $111,000 in the comparable period of 2001. Property and Casualty Recovery Services claims recoveries for the quarter ended September 30, 2002 were $0.8 million, an increase of $0.7 million over the same quarter in 2001. For the nine month period ended September 30, 2002, claims recoveries increased 433% to $1.6 million from $0.3 million during the comparable period in 2001.

      The Property and Casualty Recovery Services effective fee rate for the quarter ended September 30, 2002 decreased to 25.8% from 41.3% for the same quarter of 2001 and decreased to 25.6% for the nine months ended September 30, 2002 as compared to 34.1% in the same period in 2001. The decrease in fee rate was primarily attributable to the change in mix of referral and closed claim contracts, which typically bear higher fees, and full outsourcing contracts, which typically bear lower fees, that occurred in 2002.

      Backlog. Backlog for the Property and Casualty Recovery Services segment increased to $14.5 million at September 30, 2002 from $3.3 million at September 30, 2001 due to additional contracts entered into by the Company during the nine months ended September 30, 2002.

      The Property and Casualty Recovery Services segment had a throughput rate of approximately 7.1% and 2.8% of average backlog during the third quarter of 2002 and 2001, respectively. Throughput for the nine month period ended September 30, 2002 also increased from 8.8% for the comparable period of 2001 to 17.4%. The increases were due to recoveries growing more quickly than the average backlog over the three and nine month periods ended September 30, 2002.

      Cost of Revenues. Cost of revenues for the Property and Casualty Recovery Services segment increased 200% for the quarter ended September 30, 2002 to $0.3 million, from $0.1 million for the same quarter in 2001, and was $0.8 million for the nine months ended September 30, 2002, an increase of 167% from $0.3 million for the same period in 2001. As a percentage of claims revenues, cost of revenues decreased to 127% for the quarter ended September 30, 2002 compared to 269% for the same quarter in 2001. For the nine months ended September 30, 2002, the cost of revenues as a percentage of revenue decreased to 189% from 303% in 2001. The increase in cost of revenues is due to expenses being incurred prior to revenue being recognized, as is the nature of the subrogation business.

      Support Expenses. Support expenses for the Property and Casualty Recovery Services segment decreased 50% to $0.1 million for the quarter ended September 30, 2002 from $0.2 million for the same quarter in 2001 and were $0.3 million for the nine months ended September 30, 2002 compared to $0.5 million for the comparable period in 2001. Support expenses decreased as a percentage of claims revenues from 471% for the first quarter of 2001 to 44% for the same quarter in 2002. For the nine months ended September 30, 2002, support expenses as a percentage of claims revenues were 80%, a decrease from 478% in the comparable period of 2001. The decrease in support expenses as a percentage of claims revenues resulted from the increase in revenue described above and from the movement of certain sales and marketing personnel from the Property and Casualty Services segment to Corporate Sales & Marketing.

Software

     Overview of Operations

      The Company has developed a web-enabled subrogation software application. The Company sells this product as an application service provider (“ASP”), under the trade name “Troveris”, to participants in both the health insurance and benefits market and the P&C market which historically have not outsourced subrogation recoveries. The Company currently estimates that 40% to 50% of the private health insurance and health benefits markets do not outsource subrogation recoveries. Public sector markets, such as Medicaid and Medicare, have virtually no outsourcing of subrogation recoveries. These programs typically rely on their claims administration contractors to provide subrogation services as part of a bundled service contract. The

Company believes that, like the health insurance market, certain participants in the P&C insurance market are less likely to outsource subrogation services. The Company believes mutual insurers have organizational and cultural biases against outsourcing and larger P&C insurers have sufficient resources to develop relatively sophisticated internal departments. During the three months ended June 30, 2002, the Company made its first sale of the Troveris software to an outside party (United Medical Resources). Additionally, the Company has received indications of interest from other potential purchasers.

      The Troveris marketing strategy combines the opportunity for an internal subrogation department to gain operating efficiency through the functionality of state-of-the-art desktop software and to leverage its ability to produce recoveries through the purchase of unbundled components of the Company’s traditional subrogation outsourcing services. The Troveris software application allows the Company to administer these customized relationships using the same proprietary processes as it uses for those customers who purchase turnkey subrogation outsourcing services. An additional benefit of the Troveris software application is that the Company believes that it will substantially reduce future expenses for maintaining software applications that it currently uses to provide turnkey outsourcing services.

      During the fourth quarter of 2001, the Company began migrating its own subrogation operations to the Troveris application. The Company currently expects the migration to be completed in the third quarter of 2003. After migration is complete, the Company expects to abandon its legacy subrogation system, thereby reducing its technology expense, net of the expense of maintaining the Troveris application, by at least $600,000 per year. The Troveris application will also enable the Company to expand its ability to manage its knowledge workers via telecommuting arrangements. While the Company believes it can achieve the foregoing transition and corresponding reduction of expenses in the outlined timeframe, future facts and circumstances could change these estimates. See “Safe Harbor Compliance Statement for Forward-Looking Statements” included as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended by Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which is hereby incorporated herein by reference.

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

     Results of Operations

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

      Revenues. The Software segment recognized $232,000 and $512,000 in revenue during the three and nine months ended September 30, 2002, respectively, all derived internally except for $1,000.

      Cost of revenues. Cost of revenues for the Software segment for the three and nine months ended September 30, 2002 was approximately $162,000 and $425,000, respectively. This includes approximately $126,000 and $313,000 for the three and nine month periods ended September 30, 2002, respectively, of depreciation and amortization of software in service. Approximately $36,000 and $112,000 of the cost of revenues for the three and nine month periods ended September 30, 2002, respectively, relates to the support and maintenance of the software.

      Support expenses. For the three and nine months ended September 30, 2002, the Software segment incurred approximately $525,000 and $1.4 million, respectively, in expenditures in connection with the creation of new products for the insurance industry. Approximately $328,000 of support expenditures were capitalized in the quarter ended September 30, 2002, resulting in net reported expenses of approximately $197,000. During the nine months ended September 30, 2002, approximately $874,000 of support expenditures were capitalized, resulting in net reported expenses of $559,000.

      The Company expects to incur additional expenses of between $300,000 and $400,000 for research and development with respect to the creation of enhancements of existing software applications over the remainder of 2002, of which approximately $200,000 is expected to be capitalized. In addition, as of September 30, 2002, the Company has capitalized approximately $2.1 million of costs in accordance with accounting principles generally accepted in the United States of America for the development of software for sale to unrelated parties.

Entire Company

Statements of Income as a Percentage of Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Claims revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	48.7	50.7	48.5	49.0
Support expenses	28.2	26.4	28.4	27.5
Depreciation and amortization	6.7	11.2	7.0	10.4
Research and development	—	0.8	—	0.9
Operating income	16.5	10.9	16.0	12.2
Other — loss on property held for sale	—	6.5	—	2.1
Interest (expense) income, net	(0.3)	(0.5)	(0.4)	(0.0)
Income before income taxes	16.2	3.9	15.7	10.1
Net income	10.0	6.8	9.7	7.4

Employees

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Direct operations	536	563	536	563
Support	155	142	155	142

Total employees	691	705	691	705

      Depreciation and Amortization. Depreciation and amortization expense decreased 29.9% to $1.2 million for the quarter ended September 30, 2002 from $1.7 million for the same quarter in 2001, and decreased 24.5% to $3.7 million for the nine months ended September 30, 2002 from $4.9 million for the comparable period in 2001. The decreases were due to the adoption of FAS 142 by the Company on January 1, 2002. See Item 1. “Financial Statements (Unaudited) — Note 12 — Cost in Excess of Net Assets Acquired and Other Intangible Assets”.

      Research and Development. The Company incurred $124,000 and $415,000 for the three and nine months ended September 30, 2001, respectively, related to research and development activities in connection with the creation of new products for the insurance industry. There are no research and development expenses in the three and nine months ended September 30, 2002 because the products that were in development in 2001 became operational in 2002. See “Software — Overview of Operations”.

      Interest Income. Interest income decreased 41.2%, or $47,000, for the quarter ended September 30, 2002 as compared to the same quarter in 2001. For the nine months ended September 30, 2002, interest income decreased $537,000, or 73.6%, from $730,000 to $193,000. The decreases were due to the payment, during the quarter ended June 30, 2001, of an earn-out relating to an acquisition which reduced the restricted cash balance and to lower interest rates.

      Interest Expense. Interest expense totaled approximately $115,000 and $379,000 for the three and nine months ended September 30, 2002, respectively. The decreases in interest expense for the three and nine months ended September 30, 2002, as compared with the same periods in 2001, were primarily due to a decrease in borrowed funds resulting from the release of restricted cash in July 2001, the proceeds from the sale of the Milwaukee building in November 2001 and to lower interest rates in 2002.

      Tax. The Company accrued its income tax at an effective rate of 38.0% and 38.2% for the three and nine months ended September 30, 2002, respectively. These rates are lower than the Company’s historical effective income tax rate due to research and experimental tax credits, which includes a one-time recapture for the previous four tax years, and state tax planning initiatives implemented during 2002.

      In September 2001, the Company concluded that, in light of the passage of time with respect to the filing of the Company’s tax returns for years up to and including 1997, it was proper to reverse previously accrued taxes reducing the tax provision for the three months ended September 30, 2001 by $681,000, net, or approximately $0.07 per share. This accrual related primarily to certain non-cash compensation charges taken in connection with the initial public offering of the Company’s stock in 1997. Management believes that adequate amounts of tax and related interest and penalties, if any, have been provided for any adjustments that may result.

      Net Income. Net income for the quarter ended September 30, 2002 increased $765,000, or 74.7%, to $1.8 million, or $0.19 per diluted common share, from $1.0 million, or $0.10 per diluted common share, for the comparable quarter in 2001. For the nine months ended September 30, 2002, net income increased 46.9% to $5.1 million, or $0.53 per diluted common share, from $3.5 million, or $0.35 per diluted common share, for the comparable period in 2001. The primary reasons for the increases in net income and diluted earnings per share were: the loss on the disposal of the Milwaukee building ($573,000 after tax) during the three months ended September, 30, 2001, the reversal of previously accrued income taxes described above under “Tax”, the adoption of FAS 142 as described above under Depreciation and Amortization and the incremental Healthcare Recovery Services revenue from the UHG contract termination. See “Concentration of Clients”.

Liquidity and Capital Resources

      The Company’s statements of cash flows for the nine months ended September 30, 2002 and 2001 are summarized below:

	Nine Months Ended
	September 30,

	2002	2001

	(In thousands)
Net cash provided by operating activities	$9,784	$2,242
Net cash used in investing activities	(3,318)	(267)
Net cash used in financing activities	(7,557)	(2,019)

Net decrease in cash and cash equivalents	$(1,091)	$(44)

      The Company had working capital of $8.5 million at September 30, 2002, including cash and cash equivalents of $1.5 million, compared with working capital of $10.4 million at December 31, 2001. The primary reason for the decrease in working capital was the use of excess cash and cash equivalents to pay down the Revolving Credit Facility and to repurchase shares of the Company’s stock.

      Net cash provided by operating activities was $9.8 million, an increase of $7.5 million for the nine months ended September 30, 2002, compared to the same nine months in 2001, primarily as a result of the payment of $3.0 million during the quarter ended September 30, 2001 relating to a lawsuit. The Company also paid the second year earnout relating to the acquisition of Subro-Audit, Inc., and a related entity, O’Donnell Leasing Co., LLP, during the nine months ended September 31, 2001, a net cash use of $914,000 for that period. Additionally, the accounts receivable balance increased $379,000 during the nine months ended September 30, 2002 due to increased revenues from the provider bill audit division. During the nine months ended September 30, 2001, the accounts receivable balance increased approximately $2.0 million due to slow payments by clients in the provider bill audit division. Income taxes payable provided cash of $607,000 during the nine months ended September 30, 2002 due to the accrual of income taxes. For the nine months ended

September 30, 2001, the Company had a reduction of $396,000 from the income taxes payable due primarily to the reversal of previously accrued income taxes in the amount of $681,000.

      Net cash used in investing activities includes purchases of property and equipment principally related to the development of and conversion to the Troveris software. During the nine month periods ended September 30, 2002 and 2001, the Company capitalized approximately $1.5 million and $1.4 million of internally-developed software, respectively. During the nine months ended September 30, 2001, approximately $2.6 million which had been included as restricted cash to pay earnouts related to the SAI acquisition was released from restricted cash into operating cash as the earnouts had been paid in full.

      Net cash used in financing activities for the nine months ended September 30, 2002 and 2001, reflects $2.5 million in net cash payments and $2.0 million in net cash payments, respectively, with respect to the Company’s Revolving Credit Facility. The Company purchased approximately $5.1 million and $79,000 of treasury stock during the nine months ended September 30, 2002 and 2001, respectively.

      On November 1, 2001, the Company entered into a revolving credit facility with National City Bank of Kentucky, Bank One Kentucky, N.A. and Fifth Third Bank (the “Revolving Credit Facility”). The Company’s obligations under the Revolving Credit Facility are secured by substantially all of the Company’s assets, subject to certain permitted exceptions. The Revolving Credit Facility carries a maximum borrowing capacity of $40 million and will mature October 31, 2004. Principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined fixed margin. At September 30, 2002, the interest rate was 3.56% based on the one-month Eurodollar Rate. The Revolving Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company’s ability to pay dividends. It also contains a material adverse change clause. At September 30, 2002, $5.5 million was outstanding under the Revolving Credit Facility. (See Item 1. “Financial Statements (Unaudited) — Note 4 — Credit Facility” and “— Note 10 — Derivatives”.)

      At September 30, 2002 and December 31, 2001, the Company reported on its balance sheets, as a current asset, restricted cash of $17.6 million and $18.0 million, respectively. Restricted cash at September 30, 2002 and December 31, 2001 represented claims recoveries by the Company for its clients. At September 30, 2002 and December 31, 2001, the Company reported on its balance sheets, as a current liability, funds due clients of $12.5 million and $12.9 million, respectively, representing claims recoveries to be distributed to clients, net of the fee earned on such recoveries.

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

Concentration of Clients

      The Company provides services to healthcare plans that as of September 30, 2002 covered approximately 41.8 million lives. The Company’s clients are national and regional healthcare payors, large third-party administrators or self-insured corporations. The Company has two clients that individually comprise more than 10% of the Company’s revenue. The Company’s largest client is UnitedHealth Group (“UHG”). For each of the nine month periods ended September 30, 2002 and 2001, UHG generated 27% of the Company’s revenues. Wellpoint Health Networks accounted for 14% and 10% of the Company’s revenues for the nine month periods ended September 30, 2002 and 2001, respectively.

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

      The Company performs its services on a reasonable efforts basis and does not obligate itself to deliver any specific result. Contracts with its customers are generally terminable on 60 to 180 days’ notice by either party, although in a few cases the contracts extend over a period of years. The Company’s contracts generally provide that in the event of termination, the Company is entitled to complete the recovery process on the existing backlog or to receive a cash payment designed to approximate the gross margin that would otherwise have been earned from the recovery on the backlog of the terminating client. On September 30, 2002, the Company had Healthcare Recovery Services backlog of $1,531.0 million.

      During the second quarter of 2002, UHG informed the Company of its intention to terminate subrogation services with respect to all but approximately 1 million lives of the 9.7 million then remaining lives attributable to UHG. UHG’s termination of these services resulted from its decision to bring subrogation recovery services back inside UHG, where they will be performed by its Ingenix strategic business unit. The Company expects to continue recovering on the backlog created for UHG (and for the plans and employer groups that UHG services), a process that the Company expects will be completed in 5 to 6 years. UHG is the Company’s largest client, accounting for 27% of its total revenue in 2001.

      The Company’s contract with UHG will expire in accordance with its terms on February 1, 2003. Although the Company and UHG were in discussions, previously announced, over a six-month extension of the termination schedule, no such extension was agreed upon.

Critical Accounting Policies

      The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company believes its most significant accounting policies are related to the following areas, among others: revenue recognition, accounts receivable and collectibility, valuation of long-lived and intangible assets, accrued expenses and common stock options. Details regarding the Company’s use of these policies and the related estimates are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002. During the nine months ended September 30, 2002, there have been no material changes to the Company’s critical accounting policies that impacted the Company’s financial condition or results of operations.

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

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”. FAS 144 is effective for fiscal years beginning after December 15, 2001. This statement supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a business segment. FAS 144 establishes a single accounting model, based on the framework established in FAS 121. The adoption of FAS 144 had no significant impact on the Company’s financial position or results of operations.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (FAS 146), “Accounting for Exit or Disposal Activities”. FAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires liabilities associated with exit and disposal activities to be expensed as incurred. FAS 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The Company believes that the adoption of FAS 146 will not have a significant impact on its financial statements.

Stock Repurchase Plan

      The Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s Common Stock in the open market, including $10 million authorized on May 10, 2002, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $20 million of the Company’s Common Stock or until it otherwise determines to terminate the stock repurchase plan. The Company repurchased 362,800 and 1,025,243 shares of its own stock during the three and nine months ended

September 30, 2002, respectively, at an average price of $4.28 and $5.00, respectively. From inception of the program through September 30, 2002, the total number of repurchased shares is 2,817,508 at a cost of $12.2 million, or an average cost of $4.35 per share. Except for 10,000 shares previously repurchased but re-issued in connection with an employee restricted stock award, all of the reacquired shares of Common Stock through September 30, 2002 are reflected as treasury stock on the accompanying Condensed Balance Sheets (Unaudited).

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      An element of market risk exists for the Company from changes in interest rates related to its Revolving Credit Facility, which matures October 31, 2004. The impact on earnings and the value of any debt on the Company’s balance sheets are subject to change as a result of movements in market rates and prices as a portion of the Revolving Credit Facility is subject to variable interest rates. However, the Company does not expect changes in interest rates to have a material effect on its financial position, results of operations or cash flows in 2002. As of September 30, 2002, the Company had $5.5 million outstanding under its Revolving Credit Facility. Through the interest rate swap contract the Company has entered into, the Company has fixed the interest rate on $4 million of the Revolving Credit Facility at 5.41% or 5.66% (contingent on the status of a financial ratio). The remaining $1.5 million outstanding had an interest rate of 3.56%. See Item 1. “Financial Statements (Unaudited) — Note 13 — Concentration of Clients” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Item 4.     Controls and Procedures

      Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934), as of a date within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor have there been any significant deficiencies or material weaknesses. As a result, no corrective actions were required or undertaken.

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

      In November 1999, the Company filed a motion to dismiss the Amended Complaint. In June 2001, the court issued a decision dismissing plaintiffs’ common law claims for fraud and unjust enrichment as well as plaintiffs’ claims under the federal Fair Debt Collection Practices Act and the Florida Consumer Collection Practices Act. The court did not, however, dismiss the remaining count of the Amended Complaint (“Count I”), which seeks a declaratory judgment and damages under ERISA based on the Company’s alleged violation of the “make whole” rule. The Company then filed an answer with respect to Count I of the Amended Complaint.

      Plaintiffs’ motion to certify a nationwide class, which the Company opposed, was submitted to the court in September 2000. In a report dated March 20, 2002, the Chief Magistrate Judge recommended denial of the motion to certify a class. On June 5, 2002, the court entered an order adopting the Chief Magistrate Judge’s report and recommendation in its entirety and denying class certification. Plaintiffs’ time to seek leave to file an interlocutory appeal from that ruling has expired.

      In October 2002, the Company and the two named plaintiffs reached an agreement in principle to settle all claims in the lawsuit under terms that would not require any payment by the Company and would not impact the Company’s operations in any respect. The parties are currently working to formalize the agreement in writing, but have not yet executed a final binding settlement agreement.

     Cajas et al. v. Prudential Health Care Plan and Healthcare Recoveries

      On October 28, 1999, a class action Plaintiff’s Original Petition (“Petition”) was filed against the Company and one of the Company’s clients in the District Court for the 150th Judicial District, Bexar County, Texas, Joseph R. Cajas, on behalf of himself and all others similarly situated v. Prudential Health Care Plan, Inc. and Healthcare Recoveries, Inc. The plaintiff asserts that the Company’s subrogation recovery efforts on behalf of its client Prudential Health Care Plan, Inc. (“Prudential”) violated a number of common law duties, as well as the Texas Insurance Code and the Texas Business and Commerce Code. The Petition alleges that the Company, as the subrogation agent for Prudential, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount Prudential paid for medical goods and services. The Company was served with the Petition in November 1999, and has answered, denying all allegations. The court has not yet addressed the question of whether to certify the putative class. After the defendants filed a motion for summary judgment in January 2002, the plaintiff moved the court to delay consideration of the motion until plaintiff could complete additional discovery. The plaintiff’s motion to delay consideration was granted and discovery is in progress. On October 25, 2002, the plaintiff filed an amended petition naming one additional plaintiff as a purported class representative. The amended petition does not add any new claims. The Company is reviewing the amended petition and has not yet filed a formal response.

     Franks et al. v. Prudential Health Care Plan and Healthcare Recoveries

      In late 1999, the Cajas plaintiff’s counsel filed two lawsuits in Texas and South Carolina that raise issues similar to those in the Cajas lawsuit. On December 7, 1999, a class action complaint (“Complaint”) was filed against the Company and one of the Company’s clients in the United States District Court for the Western District of Texas, San Antonio Division, Timothy Patrick Franks, on behalf of himself and similarly situated persons v. Prudential Health Care Plan, Inc. and Healthcare Recoveries, Inc. The Complaint asserted claims on behalf of members of ERISA governed health plans and alleged that the Company’s subrogation recovery efforts on behalf of its client Prudential violated a number of common law duties, as well as the terms of certain ERISA plan documents, RICO, the federal Fair Debt Collection Practices Act, the Texas Insurance Code and the Texas Business and Commerce Code. The Complaint alleged that the Company, as the subrogation agent for Prudential, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount Prudential paid for medical goods and services. The Complaint further alleged that the Company unlawfully pursued subrogation and reimbursement claims by (1) failing to pay pro rata attorney’s fees to attorneys who represented purported class members with respect to tort claims underlying the subrogation and reimbursement claims; and (2) recovering subrogation and reimbursement claims from purported class members who have not been fully compensated for their injuries. Plaintiffs, on behalf of the purported class, demanded compensatory damages, punitive damages, and treble damages under RICO, costs and reasonable attorneys’ fees. In January 2000, the defendants filed a motion to dismiss the Complaint.

      In response to the defendants’ motion, in February 2001, the court rendered its opinion and entered an order dismissing all of the plaintiff’s claims with the exception of the plaintiff’s claim for attorney fees, which remains pending before the court for disposition. In March 2001, the Company filed an answer to the Complaint denying all of the plaintiff’s allegations. Also in March 2001, the plaintiff filed a motion to alter or amend the court’s ruling on the motion to dismiss. On July 15, 2002, the court denied plaintiff’s motion to alter or amend the court’s ruling on the motion to dismiss. The court has not addressed the issue of class certification.

     Martin et al. v. Companion Health Care and Healthcare Recoveries

      In December 1999, a purported class action complaint (“Complaint”) was filed against the Company and one of the Company’s clients in the Court of Common Pleas of Richland County, South Carolina, Estalita Martin et al. vs. Companion Health Care Corp., and Healthcare Recoveries, Inc. In January 2000, defendant Companion Healthcare Corp. (“CHC”) filed an Answer and Counterclaim and plaintiff Martin filed a First Amended Complaint (“Amended Complaint”). The Amended Complaint asserts that the Company’s subrogation recovery efforts on behalf of its client CHC violated a number of common law duties, as well as the South Carolina Unfair Trade Practices Act. The Amended Complaint alleges that the Company, as the subrogation agent for CHC, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount CHC was entitled to collect for such medical goods and services. The Amended Complaint further alleges that the Company and CHC unlawfully pursued subrogation and reimbursement claims by (1) failing to pay pro rata costs and attorney’s fees to attorneys who represented purported class members with respect to tort claims underlying the subrogation and reimbursement claims; and (2) failing to include in subrogation and reimbursement claims all applicable discounts that CHC received for such medical goods and services. Plaintiffs, on behalf of the purported class, demand compensatory damages, punitive damages, and treble damages, disgorgement of unjust profits, costs, prejudgment interest and attorneys’ fees. The Company was served with the original Complaint in late December 1999 and answered denying all allegations. The Company filed a motion to dismiss in August 2000 and in June 2001 the court granted the Company’s motion to dismiss. Plaintiffs filed a notice of appeal in July 2001. All parties have filed briefs, but the appellate court has not yet ruled on plaintiffs’ appeal of the dismissal, nor has oral argument been scheduled.

     Hamilton v. Healthcare Recoveries

      On March 12, 2001, a Complaint (“Complaint”) was filed against the Company in the United States District Court for the Eastern District of Louisiana, in a putative class action brought by Kyle M. Hamilton. In that action, Hamilton v. Healthcare Recoveries, Inc., No. 01-650, plaintiff asserts that the Company’s subrogation recovery efforts on behalf of its clients violate certain Louisiana state laws, the federal Fair Debt Collection Practices Act and the Louisiana Unfair Trade Practices Act. The Complaint alleges that the Company intentionally and negligently interfered with the plaintiff’s and the putative class members’ rights to settle certain personal injury claims. The Complaint further alleges that the Company unlawfully pursued subrogation and reimbursement claims that plaintiff asserts are unenforceable because the clauses in the Company’s clients’ coverage documents that create such recovery rights are rendered null and void by Louisiana statutes that generally prohibit coordination of benefits with individually underwritten insurance coverages. Plaintiff purports to represent a class consisting of all persons covered under group health policies that were issued or delivered in the State of Louisiana and who received any communication from the Company attempting to enforce any clauses that allegedly were rendered null and void by Louisiana law. Plaintiff seeks on behalf of the purported class compensatory and statutory damages, interest, costs, attorneys’ fees and such additional damages and relief as may be allowed by any applicable law. In July 2001, the court granted a motion for summary judgment filed by the Company as concerned the plaintiff’s Fair Debt Collection Practices Act (“FDCPA”) claim, dismissing those claims with prejudice. The court denied the Company’s motion for summary judgment, without prejudice to the right of the Company to reassert its motion, with respect to the plaintiff’s state law claims. The court ordered that the parties submit memoranda addressing whether the court still had subject matter jurisdiction, given dismissal of the federal claim. In August 2001, the court ruled that it lacked subject matter jurisdiction, thus dismissing the remaining claims, without prejudice. Plaintiff filed an appeal to the United States Fifth Circuit Court of Appeals. On November 1, 2002, the Court of Appeals rendered its opinion reversing the dismissal of the FDCPA claims. The court also affirmed the trial court’s determination that diversity jurisdiction did not exist in the case. The court remanded the case to the federal district court for further proceedings. The time in which the Company may seek rehearing or further appeal has not expired, and the Company is now reviewing the opinion. The Company disputes the plaintiff’s allegations regarding the applicability of the FDCPA and intends to vigorously defend its position in this case.

      In addition to filing the appeal in federal court, the Hamilton plaintiff in October 2001 filed a new complaint in the Civil District Court for the Parish of Orleans, Louisiana, in a putative class action styled Hamilton v. Healthcare Recoveries, Inc., 2001-15989. This state court action asserts claims substantially similar to those in the federal court action. In November 2001, the Company filed preliminary exceptions to this new complaint.

     Rogalla v. Christie Clinic, PersonalCare Health Management and Healthcare Recoveries

      On December 14, 2001, Valerie Rogalla, the plaintiff in a putative class action against a health care provider, amended her complaint to add Healthcare Recoveries, Inc. as a defendant in Valerie Rogalla v. Christie Clinic, P.C., PersonalCare Health Management, Inc. and Healthcare Recoveries, Inc., No. 01-L-203, Circuit Court of the Sixth Judicial Circuit, Champaign County, Illinois. In her complaint, the plaintiff makes allegations on behalf of herself and all others similarly situated. The complaint asserts that the Company, as subrogation agent for PersonalCare Health Management, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims. The complaint seeks recovery from the Company for compensatory damages, punitive damages and costs. The Company disputes the plaintiff’s allegations and intends to vigorously defend its position in this case. Each defendant filed a motion to dismiss the action. On October 2, 2002, the Court granted each of the defendants’ motions and dismissed the Plaintiff’s action entirely. Plaintiff filed a timely appeal.

      The Cajas, Franks and Martin lawsuits, or any one of them, if successful, could prevent the Company from recovering the “reasonable value” of medical treatment under discounted fee for service (“DFS”), capitation and other payment arrangements. The Conte, Cajas, Franks, Martin, Hamilton and Rogalla lawsuits, or any one or more of them, if successful, could require the Company to refund, on behalf of its clients, recoveries in a material number of cases. In addition, an adverse outcome in any of the above referenced lawsuits could impair materially the Company’s ability to assert subrogation or reimbursement claims on behalf of its clients in the future. Based on the current disposition of these lawsuits, the Company regards such an adverse outcome to be a remote possibility.

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

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following list of Exhibits includes both exhibits submitted with this Form 10-Q as filed with the Commission and those incorporated by reference to other filings:

3.1	—	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
4.1	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-23287).
4.2	—	Rights Agreement, dated February 12, 1999, between the Registrant and National City Bank of Kentucky, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of the Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-A, filed February 16, 1999, File No. 0-22585).
99.1	—	Trover Solutions, Inc. Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements (incorporated by reference to Exhibit 99.1 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
99.2	—	Amendment to Trover Solutions, Inc. Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements (incorporated by reference to Exhibit 99.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
99.3	—	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      No reports filed during the third quarter of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROVER SOLUTIONS, INC.

Date: November 14, 2002	/s/ PATRICK B. MCGINNIS -------------------------------------------------------- Patrick B. McGinnis Chairman, President and Chief Executive Officer

Date: November 14, 2002	/s/ DOUGLAS R. SHARPS -------------------------------------------------------- Douglas R. Sharps Executive Vice President and Chief Financial Officer Principal Financial and Accounting Officer

CERTIFICATIONS

I, Patrick B. McGinnis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trover Solutions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ PATRICK B. MCGINNIS -------------------------------------------------------- Patrick B. McGinnis Chairman, President and Chief Executive Officer

I, Douglas R. Sharps, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trover Solutions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ DOUGLAS R. SHARPS -------------------------------------------------------- Douglas R. Sharps Executive Vice President and Chief Financial Officer Principal Financial and Accounting Officer