Form 10-K
period 2002-12-31
TROVER SOLUTIONS INC
filed 2003-03-27
CIK 858629

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

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

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

               1600 WATTERSON TOWER
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

     The aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was approximately $54,059,712 (based on the last sale price of a share of Common Stock as of June 28, 2002 ($5.90)), as reported by The Nasdaq National Market.

     As of March 18, 2003, 8,451,229 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2003 are incorporated herein by reference in
Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM:                                                                  PAGE
-----                                                                  ----
                                  PART I
  1.    Business....................................................     1
  2.    Properties..................................................    15
  3.    Legal Proceedings...........................................    15
  4.    Submission of Matters to a Vote of Security Holders.........    22
        Supplementary Item. Certain Risk Factors....................    22
                                  PART II
  5.    Market for Registrant's Common Equity and Related
        Stockholder Matters.........................................    22
  6.    Selected Financial Data.....................................    23
  7.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................    24
 7A.    Quantitative and Qualitative Market Risk Disclosures........    42
  8.    Financial Statements and Supplementary Data.................    43
  9.    Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosures...................................    66
                                 PART III
 10.    Directors and Executive Officers of the Registrant..........    66
 11.    Executive Compensation......................................    66
 12.    Security Ownership of Certain Beneficial Owners and
        Management and Related Stockholder Matters..................    66
 13.    Certain Relationships and Related Transactions..............    66
 14.    Controls and Procedures.....................................    66
                                  PART IV
 15.    Exhibits, Financial Statement Schedules and Reports on Form
        8-K.........................................................    67

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Trover Solutions, Inc. (hereinafter referred to as the "Company"), a Delaware corporation, believes it is a leading independent provider of outsourcing of subrogation and certain other medical claims recovery and cost containment services to the private healthcare payor industry in the United States, based on the Company's experience and assessment of its market. The Company's primary business is medical claims recovery, and its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance. The Company's other medical claims recovery services include (1) the auditing of the bills of medical providers, particularly hospitals, for accuracy, correctness and compliance with contract terms ("provider bill audit"), (2) the recovery of overpayments attributable to duplicate payments, failures to coordinate benefits and similar errors in payment ("overpayments"), and (3) the auditing of physician evaluation and management claims for consistency with medical records, in accordance with federal guidelines ("MD audit"). The Company offers its healthcare recovery services on a nationwide basis to health maintenance organizations ("HMOs"), indemnity health insurers, self-funded employee health plans, companies that provide claims administration services to self-funded plans (referred to as "third-party administrators"), Blue Cross and Blue Shield organizations and provider organized health plans. Current clients include Humana Inc., Kaiser Permanente, Wellpoint Health Network Inc. and The Principal Financial Group. The Company had 41.6 million and 49.1 million lives under contract from its clientele at December 31, 2002 and 2001, respectively.

     The Company has three segments: (1) Healthcare Recovery Services, which encompasses its four healthcare recovery products: healthcare subrogation, provider bill audit, overpayment recovery, and physician bill audit ("MD Audit"); (2) Property and Casualty Recovery Services, which includes subrogation recovery services for property and casualty insurers, which the Company sells under the brand name "TransPaC Solutions"; and (3) Software, which includes the sale of subrogation recovery software in a browser-based application service provider (ASP) form. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Healthcare Recovery Services", "-- Property and Casualty Recovery Services", "--Software" and Item 8. "Financial Statements and Supplementary Information -- Note 17 -- Segment Information" for financial information about the Company's segments.

ORGANIZATIONAL STRUCTURE

     The Company, which was co-founded by its present Chief Executive Officer, was incorporated on June 30, 1988 under the laws of the State of Delaware. The Company became publicly held as a result of an initial public offering in May 1997 and is traded on The Nasdaq National Market under the symbol "TROV".

STRATEGY

     The Company intends to pursue a two-fold growth strategy. First, with respect to its existing healthcare recovery services business, the Company will focus on (i) servicing its existing client base, (ii) selling and installing the additional lives covered by contracts with existing clients and (iii) selling and installing new clients and cross-selling expanded product offerings. During 2000, the Company placed in service and began to earn revenue from an internally developed service that offers its clients the ability to detect, audit and recover a variety of claims overpayments. During 2002, the Company began a new division that audits physician evaluation and management claims. The Company will continue to explore, from time to time, strategic acquisitions which meet its selection criteria and to develop new service products internally.

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

     The Company believes that any future development opportunities are likely to be characterized by outsourcing business services that will produce predictable and recurring revenue streams; competitive advantages from effective process management, proprietary systems and the provision of knowledge-rich services; the development of niche markets; value-based pricing; and a non-exclusive focus on healthcare information services.

INDUSTRY

  GENERAL

     The Company's main focus of business is the provision, through its three segments, of cost containment services and software for the insurance industry. The first of these segments, Healthcare Recovery Services, offers four recovery services on an outsourcing basis to healthcare payors, specifically indemnity insurers, managed care and health maintenance organizations, and self-funded employers. The second segment, Property and Casualty Recovery Services, provides subrogation recovery services to the property and casualty ("P&C") industry, with a focus on full outsourcing. With respect to its healthcare recovery services and P&C recovery services, the Company believes that in recent years businesses have increasingly delegated ("outsourced") non-core specialized business functions to third parties. Because of expertise and economies of scale, companies that provide specialized services are often able to deliver the requisite service at lower costs or with greater effectiveness than could be achieved by their clients. The Company's third segment is Software, which offers to healthcare payors and P&C insurers an on-line subrogation recovery system in an application service provider ("ASP") model.

  HEALTHCARE RECOVERY SERVICES

  Overview of the Healthcare Recovery Services Operations; Outsourcing

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

     The Company utilizes recovery processes to implement its cost containment services, which include subrogation, provider bill audit, overpayments, and physician bill audit recovery services. The Company uses proprietary and other software and various business processes to identify those claims that have recovery potential. Client-specific threshold dollar amounts are utilized to identify files where its clients may have a recovery right for subrogation for the medical benefits provided. In the case of provider bill audit services, the Company utilizes specific threshold dollar amounts to investigate proper payment for medical procedures. To identify overpayment recovery opportunities, typically all paid claims for a fixed period are analyzed on a rolling quarterly basis. Physician bill audit services uses payment claims from doctors for their patient evaluation and management visits to initiate the process of identifying potential billing errors.

     Following the identification and investigation of identified claims, the Company proceeds to recover from the financially responsible party the value of those covered medical benefits provided. The Company has automated this complex processing of all raw data and the management, follow-up and generation of correspondence. The use of automated processes substantially increases productivity and enables specially trained personnel to focus more intensely on matters requiring their professional judgment and expertise. The automated processes also allow the Company to pursue claims that would otherwise be deemed too small to pursue economically. The Company believes that its ability to effectively recover a broad range of claim sizes is an important competitive advantage in the market. In addition to automating the recovery processes, the Company's proprietary software and other systems generate significant operations and management information, which enables the Company to employ production and quality standards in the context of providing specialized services.

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

     The primary vehicle for the identification of injured insureds is an automated analysis of the clients' claims data. This system identifies potentially recoverable claims and, using client-specific protocols, opens an on-line electronic file for such claims. After files are opened, the systems automatically track the addition of medical expenses to these files, so that they are updated as additional expenses are paid. Since its inception, the Company has automatically opened over 52 million of such on-line files.

     Investigation of Potentially Recoverable Claims. By focusing investigations only on those cases with the greatest potential for recovery, the Company minimizes member contacts and maximizes recovery potential. Subrogation recoveries are typically related to accidental injuries. Claims may involve automobile accidents, property and premises injuries, workers' compensation, product liability or medical malpractice. When a file of claims reaches a value predetermined by the Company, the system automatically generates a series of inquiry letters that are sent to the injured insured. These individuals respond by calling the Company's customer service department to provide the facts of the accident. The Company also initiates phone calls if the insured does not respond to the inquiry letters in a reasonable period of time. Historically, approximately 90% of the injured insureds ultimately respond to the Company's inquiries and approximately 16% of the claims investigated by customer service representatives are classified as recoverable. Once a file of related claims is identified as recoverable, the system updates the backlog and assigns the file to the appropriate recovery person who begins the assertion and management of recoverable claims. Since its inception, the Company has investigated over 9.1 million accidents.

     Assertion and Management of Potentially Recoverable Claims. The workflow performed by the various recovery personnel is directed and guided step-by-step by the Company's proprietary and other software. The Company's systems document activity on the claim files and provide an interconnected record of correspondence and notes taken by the recovery personnel with respect to each file. The Company's recovery personnel annotate the files on-line, as necessary, to document progress, developments and status and otherwise maintain the history of each claim. Approximately 25% of these healthcare subrogation recovery personnel perform their work on Troveris, the internally-developed recovery software that replaces the legacy subrogation system. The transition of the remainder of the healthcare subrogation recovery personnel is currently expected to be complete by the third quarter of 2003. See "-- Software".

     Once a file of claims is classified as recoverable, the Company's recovery personnel, who receive extensive training, proceed to assert the recovery rights of the Company's clients and track the claims' history and development. The employees contact all necessary parties to inform them of the existence and value of the recovery claim. These parties generally include the liability insurer for the responsible party, the insured and the insured's attorney, if any, in conjunction with the claim. Recovery personnel maintain contact with the parties involved, including the responsible party (or insurance carrier), until the claim is settled. Settlement may not occur until several years after the claim was originally paid. During this phase of the recovery process, approximately 42% of the amounts initially entered into backlog (the dollar amount of potentially recoverable claims that the Company is pursuing) as recoverable are rejected, in which case further activity is terminated and backlog is reduced.

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

     Claims remain the property of the Company's clients and litigation is commenced solely at their written direction. Similarly, clients may terminate litigation or other recovery efforts at any time for any reason. The Company customarily bears the cost of legal services as part of the services to its clients. The Company has established what it believes are cost-effective relationships with providers of legal services, including its relationship with Sharps & Associates, PSC, a law firm solely owned by Douglas R. Sharps, the Company's Executive Vice President -- Finance and Administration, Chief Financial Officer and Secretary. This arrangement exists solely for the benefit of the Company and its purpose is to minimize the costs of legal services purchased by the Company on behalf of its clients. This law firm employs 28 attorneys, 14 paralegals and 1 administrative assistant at its offices in Louisville, Kentucky; Pleasanton, California; Chicago, Illinois; Tampa, Florida; Dallas, Texas; Milwaukee, Wisconsin; and Locust Grove, Virginia. Mr. Sharps receives no financial or other personal benefits from his ownership of the firm, and the Audit Committee of the Company's Board of Directors reviews and approves all payments to Sharps & Associates, PSC. See Item 8. "Financial Statements and Supplementary Data -- Note 5 -- Related Party Transactions".

     Although some healthcare subrogation recoveries will be made during the first year of service, the average time to make a recovery is 18 to 24 months from installation, with substantially all recoveries made by the sixth year. The timing of recoveries is driven by the P&C payment cycle of claims (which is the source of recoveries made by the Company) and circumstances specific to each claim (e.g., identification of responsible party, responsiveness of responsible party, cooperation of parties involved, factual complexity and litigation). The amount of claims recoveries made by the Company on behalf of a client is generally less than the amount of backlog generated on behalf of such client. This is for a number of reasons, including (i) the inadequacy of insurance coverage or other available source of funds to pay the claim; (ii) the absence of third-party liability; or (iii) the settlement of the claim for less than full value in accordance with the Company's established policies.

     Historically, approximately 65% of the Company's recoveries on behalf of clients involved automobile liability insurance, 15% involved premises liability insurance, 10% involved workers' compensation insurance and 10% involved product liability or other insurance.

  Provider Bill Audit Services

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

  Physician Bill Audit Services

     Automated Identification of Claims with Recovery Potential. The physician bill audit product ("MD Audit") involves a review of physician claims in order to identify instances of potential over-billing of evaluation and management ("E&M") claims. E&M claims represent physician requests for payment based on the components of care rendered in connection with office and hospital visits. In general, physicians charge for E&M visits based on the intensity level and location (i.e., office vs. hospital) of the services, and bill using a standardized method for ranking the intensity level that is susceptible to error. Healthcare payors are generally entitled to review the claims from physicians and the associated patient medical records and to seek correction of billing errors. The Company has created proprietary software that automates the selection of appropriate E&M claims for review and assists in the management of the audit process.

     Investigation of Potentially Recoverable Claims. Certified Professional Coders, using the Company's on-line operational software, audit the relevant patient medical records in order to verify any billing errors. The audit process involves applying standardized descriptions of the five intensity levels for E&M claims, derived from federal evaluation and management guidelines, to the physicians' own records of such visits.

     Negotiation and Settlement of Claims. Once a physician overcharge is verified, at the client's option, it can be either referred back to the client for recovery or it can be retained by the Company for collection.

  PROPERTY AND CASUALTY RECOVERY SERVICES

  Overview of Property and Casualty Recovery Services Operations; Outsourcing

     The Company operates in the subrogation outsourcing market that serves property and casualty ("P&C") insurers. The Company offers its services to the P&C market under the brand name "TransPaC Solutions".

     The Company believes that the market for P&C subrogation outsourcing in the United States is substantial and that the potential savings from subrogation recoveries will vary depending upon the P&C line of business. The Company believes that total potential subrogation recoveries in the automobile insurance market exceed $6 billion per year. Based on its research and early experience, the Company believes that there is an opportunity to increase total subrogation recoveries across a wide spectrum of automobile insurers. The Company's marketing strategy is to offer its services to automobile insurers and multi-line carriers that lack the resources to maximize subrogation recoveries.

     The Company believes that it has an opportunity to leverage its healthcare subrogation expertise and resources to provide service to the P&C markets. The primary difference between the two markets is in the acquisition of claims data for investigation of subrogation potential. The P&C industry does not have standard data definitions regarding claims as does the health insurance industry. Nevertheless, the Company used its healthcare subrogation expertise to build data interfaces with several of its P&C customers, and it has created proprietary business processes to acquire paper-based and/or imaged claims data from its customers' claims adjusting offices and archives.

     Subrogation Recovery Rights of P&C Insurers. By contract and law, P&C insurers typically have a standard set of subrogation rights that are recognized in court proceedings or in arbitration. These rights may lie against the persons causing the damages directly or against the insurers of those persons. The Company is primarily engaged in making subrogation recoveries for its clients on automobile physical damage and premises damage claims.

     P&C Subrogation Recovery Process. The recovery process has been refined to four major, interrelated steps: (i) acquisition of claims data on potential subrogation claims from clients; (ii) investigation of potentially recoverable subrogation claims; (iii) assertion and management of potentially recoverable subrogation claims; and (iv) negotiation and settlement of claims.

     The Company dedicates staff with specialized skills to individual services to optimize recoveries. The workflow performed by the various recovery personnel is directed and guided step-by-step by the Company's proprietary and other software. The Company's systems document activity on the claim files and provide an interconnected record of correspondence and notes taken by the recovery personnel with respect to each file. The Company's recovery personnel annotate the files on-line, as necessary, to document progress, developments and status and otherwise maintain the history of each claim.

     Once a file of claims is classified as recoverable, the Company's recovery personnel, who undergo extensive training, proceed to assert the recovery rights of the Company's clients and track the claims' history and development. The employees contact all necessary parties to inform them of the existence and value of the recovery claim. These parties generally include the liability insurer for the responsible party or the responsible party itself when it is uninsured. Recovery personnel maintain contact with the parties involved, including the responsible party (or insurance carrier), until the claim is settled. Settlement may not occur until several years after the claim was originally paid.

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

     Although some subrogation recoveries will be made during the first year of service, the average time to make a recovery is 18 to 24 months from installation, with substantially all recoveries made within 36 months. The timing of recoveries is driven by the P&C payment cycle of claims (which is the source of recoveries made by the Company) and circumstances specific to each claim (e.g., identification of responsible party, responsiveness of responsible party, cooperation of parties involved, factual complexity and litigation). The amount of claims recoveries made by the Company on behalf of a client is generally less than the amount of backlog generated on behalf of such client. This is for a number of reasons, including (i) the inadequacy of insurance coverage or other available source of funds to pay the claim; (ii) the absence of third-party liability; or (iii) the settlement of the claim for less than full value in accordance with the clients' settlement guidelines and the Company's established operating policies.

  SOFTWARE

     The Company has developed a web-enabled subrogation software application. The Company sells this product as an application service provider ("ASP"), under the trade name "Troveris", to participants in both the health insurance and benefits market and the P&C market which historically have not outsourced subrogation recoveries. The Company currently estimates that 40% to 50% of the private health insurance and health benefits markets do not outsource subrogation recoveries. Public sector markets, such as Medicaid and Medicare, have virtually no outsourcing of subrogation recoveries. These programs typically rely on their claims administration contractors to provide subrogation services as part of a bundled service contract. The Company believes that, like the health insurance market, certain participants in the P&C insurance market are less likely to outsource subrogation services. The Company believes mutual insurers have organizational and cultural biases against outsourcing and larger P&C insurers have sufficient resources to develop relatively sophisticated internal departments. In June 2002, the Company made its first sale of the Troveris software to an outside client (United Medical Resources). Additionally, the Company has received indications of interest from other potential purchasers.

     The Troveris marketing strategy combines the opportunity for an internal subrogation department to gain operating efficiency through the functionality of state-of-the-art desktop software and to leverage its ability to produce recoveries through the purchase of unbundled components of the Company's traditional subrogation outsourcing services. The Troveris software application allows the Company to administer these customized relationships using the same proprietary processes as it uses for those customers who purchase turnkey subrogation outsourcing services. An additional benefit of the Troveris software application is that the Company believes that it will substantially reduce future expenses for maintaining software applications that it has historically used to provide turnkey outsourcing services.

     In addition to being offered for sale as an on-line subrogation recovery system in an ASP-model, Troveris also constitutes the systems platform for the Company's recovery operations. All of those operations are currently conducted on Troveris except healthcare subrogation. The Company began to migrate its internal healthcare subrogation operations to a version of Troveris during the fourth quarter of 2001, at which time it anticipated reducing its technology expense, net of the expense of maintaining the Troveris application, by at least $600,000 per year. At present, substantially all of that expense reduction has been captured and is impounded in the Company's guidance for 2003 financial results. The Company currently expects to complete the migration to Troveris in the third quarter of 2003, and shortly thereafter to abandon its legacy subrogation system. Given the complexities of software development and change management, the Company may lengthen this schedule in order to assure that there is no disruption in operations. If the Company does lengthen the transition schedule, the Company believes that such a change will have no adverse financial consequence for the Company or its clients. The Troveris application also enables the Company to expand its ability to manage its knowledge workers via telecommuting arrangements. While the Company believes it can achieve the foregoing transition and corresponding reduction of expenses in the outlined timeframe, future facts and circumstances could change these estimates. See "Safe Harbor Compliance Statement for Forward-Looking Statements" included as Exhibit 99.1.

EMPLOYEES

     The Company employs, and facilitates the development of, skilled knowledge-workers. The Company maintains an extensive in-house training program, which it believes is attractive to employees and essential in developing the necessary industry-specific skills. Because the Company employs specialized labor in its recovery activities, it believes that a tight labor market for any of those specialties could affect future hiring. The Company employed 666 persons as of December 31, 2002 and 698 persons as of December 31, 2001.

     The Company requires all employees to enter into confidentiality and nondisclosure agreements, which generally prohibit them from divulging confidential information and trade secrets after employment is terminated. Employees are also required to enter into non-compete agreements, preventing them from working for a competitor during the first year after employment is terminated. In addition, the Company's customers generally agree not to employ the Company's employees during the client's contract term plus a specified period.

     The Company's employees are not represented by a labor union or a collective bargaining agreement. The Company regards its employee relations as good.

MARKETING, SALES AND CLIENT SERVICE

     The Company primarily markets its healthcare recovery services and healthcare subrogation software to and contracts with healthcare payors, including HMOs, other types of managed healthcare plans, indemnity health insurers, self-funded employee health plans, insured healthcare plans, third-party administrators, Blue Cross and Blue Shield organizations and provider organized health plans.

     The Company primarily markets its P&C subrogation recovery service and P&C subrogation software to P&C insurers that are personal lines automobile carriers or that are multi-lines carriers which focus on automobile coverage. Although its focus is on selling full outsource subrogation recovery services, the Company does provide referral services and closed claims services, both of which are more limited in scope and revenue potential than is the full outsourcing product.

     The Company employs a staff of sales managers, a marketing manager and client services managers for its healthcare recovery services and healthcare subrogation software and a separate staff of sales managers and client services managers for its P&C subrogation recovery service and P&C subrogation software. Sales are made directly through contacts with prospective clients, trade show presentations and employer seminars. Additional business is also generated from existing clients, which have expanded their business by growth or acquisitions or which have business segments not already under contract with the Company.

     Due to the nature of its outsourcing businesses, the operating cycle for some of its products and the industries to which it markets its products, the sales process is lengthy and involves demonstrating to prospective clients that the Company's economies of scale, proprietary processes and value-added services allow (i) the Company to generate and return to the clients a greater dollar amount of recoveries than the clients' in-house recovery department and (ii) the clients to focus greater resources on core business functions. New customer relationships can also be established through pilot programs, which have typically lasted 12 to 18 months.

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

     During the year ended December 31, 2002, clients terminated healthcare recovery services covering 8.5 million lives; certain of these same clients, however, kept in place or bought from the Company other healthcare recovery services with respect to 2.2 million lives. During the three-year period ended December 31, 2002, clients terminated healthcare recovery services covering 16.9 million lives; these same clients, however, kept in place or bought from the Company other healthcare recovery services covering 2.6 million lives. The terminations occurred due to, among other things, consolidations of healthcare payors, bankruptcy, the selection of another vendor, or because the process was taken in-house. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Healthcare Recovery Services -- Results of Operations -- Key Operating Indicators".

     During the year ended December 31, 2002, the Company lost one property and casualty client. The termination occurred due to the process being taken in-house. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Property and Casualty Recovery
Services -- Results of Operations -- Key Operating Indicators".

CLIENT BASE

     Healthcare Recovery Services. The Company provides services to healthcare plans that as of December 31, 2002 covered approximately 41.6 million lives. The Company's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations.

     Major healthcare recovery services clients include the following:

HealthNet                        The Principal Financial Group
Humana Inc.                      Kaiser Permanente
General American Life Insurance  Wellpoint Health Network Inc.
Group Health, Inc.               FIRST HEALTH

     The Company has two clients that individually comprise more than 10% of the Company's revenue. The Company's largest source of revenue is UnitedHealth Group ("UHG"). For the years ended December 31, 2002, 2001 and 2000, UHG generated 28%, 27% and 24% of the Company's revenues, respectively. Wellpoint Health Network Inc. accounted for 14%, 11% and 7% of the Company's revenues in the years ended December 31, 2002, 2001 and 2000, respectively.

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

     The Company performs its recovery services on a reasonable efforts basis and does not obligate itself to deliver any specific result. Contracts with its customers are generally terminable on 60 to 180 days' notice by either party, although in a few cases the contracts extend over a period of years. The Company's contracts generally provide that in the event of termination, the Company is entitled to complete the recovery process on the existing backlog or to receive a cash payment designed to approximate the gross margin that would otherwise have been earned from the recovery on the backlog of the terminating client. On December 31, 2002 and 2001, the Company had Healthcare Recovery Services backlog of $1,559.0 million and $1,414.8 million, respectively.

     During 2002, UHG management informed the Company of its intention to terminate subrogation services with respect to all but 1.8 million lives of the
9.7 million lives then subject to the Company's services under a contract with UHG. UHG's termination of these services resulted from its decision to bring subrogation recovery services back inside UHG, where they will be performed by its Ingenix strategic business unit. The Company expects to continue recovering on the backlog as to which UHG terminated the Company's services, a process that the Company expects will be completed in 5 to 6 years. The Company's contract with UHG expired in accordance with its terms on February 1, 2003 except with respect to 1.8 million lives as to which the Company continues to provide healthcare subrogation recovery services.

     Property and Casualty Recovery Services. As of December 31, 2002, the Company provides services to 15 P&C insurers, of which three are clients for full outsourcing with the remainder being clients for either referral services, in which the Company supplements the capacity of an internal recovery unit, or closed claims reviews, in which the Company recovers subrogation claims missed or ignored by an internal recovery unit. Three of the Company's P&C Recovery Services clients account for greater than 70% of this segment's backlog at December 31, 2002.

     The Company's P&C Recovery Services revenues are earned under written contracts with its clients that generally provide for contingency fees from recoveries. The pricing arrangements offered by the Company to its clients also include tiered pricing based on the Company's service levels.

     The Company performs its recovery services on a reasonable efforts basis and does not obligate itself to deliver any specific result. Contracts with its customers are generally terminable on 60 to 180 days' notice by either party. The Company's contracts generally provide that in the event of termination, the Company is entitled to complete the recovery process on the existing backlog. On December 31, 2002, the Company had P&C Recovery Services backlog of $15.3 million.

     Software. As of December 31, 2002, the Company had one software client, a Cincinnati-based third party administrator of healthcare claims for self-funded employers. The Software segment earns software revenues based on an external client's level of utilization, and from the Healthcare Recovery Services and P&C Recovery Services segments based on their use of the Troveris software. Moreover, the Software segment may also earn commission revenue from the Healthcare Recovery Services and the P&C Recovery Services segments on any revenue that the Company derives from healthcare subrogation services or P&C subrogation services that are delivered by such segments to an external client through Troveris.

COMPETITION

     Healthcare Recovery Services. The Company competes primarily with the internal recovery departments of potential customers and other outsource healthcare recovery service vendors. To the Company's knowledge, there are four smaller, but significant, independent providers of healthcare subrogation recovery services in addition to the Company. There are three different vendors that provide competitive overpayment recovery outsourcing services, as well as three national companies that provide competing provider bill auditing services.

     Property and Casualty Recovery Services. The Company has assessed the competitive environment for P&C subrogation outsourcing and believes that the competition is fragmented and characterized by claims adjusting companies that operate on a local or regional basis and by law firms that specialize in a low volume of legally complex subrogation claims. The Company has identified four competitors that attempt to serve a national market. Three of these competitors are owned and controlled by P&C insurers, and the Company believes that this fact may deter potential buyers of these competitors' services if those potential buyers also compete against the competitors' parent organizations.

     With respect to both its healthcare recovery services and its P&C recovery services, the Company believes that there are barriers to entry in the bulk of its market, including process expertise, capital requirements necessitated by the unusually long revenue cycle in the recovery industry, assembling and training a qualified and productive employee base possessing appropriate industry expertise, and an information processing system designed to aid investigators and examiners engaged in the recovery process. However, there are participants in the healthcare, insurance, transaction processing and software development industries that possess sufficient capital, and managerial and technical expertise to develop competitive services.

     Software. The Company is not aware of any competition in subrogation software in an ASP model for the healthcare payor industry, and it has identified only one large competitor in the P&C insurance industry.

This competitor is partially owned and controlled by a major P&C insurer, and the Company believes that this relationship will reduce the ability of the competitor to sell its services to other P&C insurers.

     With respect to its software segment, the Company believes that there are barriers to entry in its market, including process expertise. However, there are participants in the healthcare, insurance, transaction processing and software development industries that possess sufficient capital and managerial and technical expertise to develop competitive software.

PROPRIETARY INFORMATION MANAGEMENT SYSTEMS

     General. The Company's computer systems consist of inter-related proprietary software programs that function as automated data and process management systems. The Company holds a copyright on certain of its software and has applied to the United States Patent Office for patents on certain inventions contained in the Troveris software.

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

     General. From time to time, legislation is introduced in Congress and in various state legislatures which would materially affect the Company's business. The most significant legislation, laws and regulations may, for clarity, be grouped into three categories: (i) legislation that would substantially limit the ability of healthcare insurers to recover from third-parties accident-related medical benefits incurred by injured insureds ("Health Insurance Primacy Laws"); (ii) legislation that would substantially limit the Company's ability to receive and utilize individual claim information from healthcare insurers ("Confidentiality Laws"); and (iii) other federal and state laws and certain legal doctrines. The following identifies specific risks in these three categories:

  Health Insurance Primacy Laws

     Auto Choice Reform Act. During May 2001, Congress proposed legislation known as the Auto Choice Reform Act of 2001 (the "Proposed Act"). Similar bills were introduced but not enacted in each of the two previous Congresses. Under the Proposed Act, in those states not opting out of its provisions, individual drivers would be able to choose to be covered by an auto insurance system in which healthcare insurers, with some exceptions, may be unable to recover for healthcare costs incurred by those injured in automobile accidents. Consequently, even if the insured's injuries were caused by the negligence of another driver, the healthcare insurer might have no rights of recovery against the negligent party or that party's liability insurer. Revenue generated from recoveries against automobile liability insurers historically has represented approximately 65% of the Company's revenues. Should similar legislation be enacted, it could have a material adverse effect on the Company's business, results of operations and financial condition.

     Proponents of the Proposed Act asserted that (i) the costs of operating a motor vehicle are excessive due to legal and administrative costs associated with the processing of claims under the fault-based liability system; and (ii) the costly fault-based liability insurance system often fails to provide compensation commensurate with loss and takes too long to pay benefits. Even if the Proposed Act is not introduced in Congress again in the future, these policy reasons may result in future legislation designed to significantly alter the fault-based liability system used in most states, eliminate recovery rights of healthcare insurers and materially adversely affect the Company's business.

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

  Confidentiality Laws

     Confidentiality Provisions of the Health Insurance Portability and Accountability Act of 1996 and Related Regulations. The Company's activities involve the receipt and use of confidential health information from or on behalf of its clients. On December 28, 2000, the Secretary (the "Secretary") of Health and Human Services ("HHS") promulgated the Standards for Privacy of Individually Identifiable Health Information. 45 C.F.R. Parts 160 and 164 (as modified, the "Privacy Rule"). The Secretary modified certain provisions of the Privacy Rule in August 2002. The Privacy Rule, which deals with the use and disclosure of health information, implements certain requirements of the Administrative Simplification subtitle of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The Privacy Rule became effective on April 14, 2001. Health plans, health care clearinghouses, and certain health care providers covered by the Privacy Rule ("Covered Entities") generally have to comply by April 14, 2003. The Privacy Rule prescribes the manner in which Covered Entities are permitted or required to use and disclose individually identifiable health information subject to the Privacy Rule's requirements, known as "protected health information". The Privacy Rule also requires Covered Entities to implement certain "administrative" requirements, such as establishing relevant policies and procedures, designating a privacy official responsible for the development and implementation of the policies and procedures, and training affected members of the workforce regarding the policies and procedures. The Privacy Rule establishes a complex regulatory framework on a variety of subjects, including, but not limited to, (a) disclosures and uses of protected health information that require patient consent or authorization, (b) individuals' rights to access, amendment, and accounting regarding their protected health information, and (c) individuals' rights to receive notice of Covered Entities' practices with respect to protected health information.

     The Privacy Rule affects other entities, that are not necessarily Covered Entities under the Privacy Rule, who perform certain functions or activities on behalf of Covered Entities. Entities performing certain functions or activities on behalf of a Covered Entity are treated as "business associates" of a Covered Entity under the Privacy Rule. The Company's activities will make it a business associate of customers that are Covered Entities, such as health plans. The Privacy Rule requires the Covered Entity and its business associates to enter into contracts that meet certain requirements. Therefore, although a business associate to a Covered Entity is not directly subject to the Privacy Rule, it will be subject to certain similar requirements imposed through its business associate contracts. Significantly, however, the Privacy Rule does not require business associate contracts to obligate business associates to implement certain organizational requirements the Privacy Rule imposes upon Covered Entities, such as appointing a privacy officer or establishing and distributing a notice of privacy practices. The business associate provisions of the Privacy Rule do require a Covered Entity that becomes aware of a pattern of activity or practice of a business associate that constitutes a material violation of the business associate's obligations under the contract to take reasonable steps to end the violation and, if such steps are not successful, terminate the contract with the business associate, if feasible.

     In August 2000, HHS issued pursuant to HIPAA, a final rule establishing transaction standards and code sets for the electronic transmission of health information. 45 C.F.R. Part 162 (the "Transactions Standard"). The Transactions Standard adopts uniform standards that must be used if one health care provider or health plan conducts certain electronic transactions with another health care provider or health plan. Moreover, the Transactions Standard establishes certain code sets to be used in connection with the standard transactions.

Although the Transactions Standard had a compliance deadline of October 16, 2002, the Secretary granted a one-year extension upon submission of a plan to come into compliance.

     In addition to the Privacy Rule and the Transactions Standard, in February 2003 HHS published, pursuant to HIPAA, a final rule governing the security of health information maintained or transmitted electronically by health plans and certain clearinghouses and providers (the "Security Standards"). The Security Standards impose extensive additional administrative, physical, technological, and organizational requirements on Covered Entities and their business associates. As noted above, certain of the Company's activities make it a business associate of the Company's clients; therefore the Company will have some contractual obligations related to the Security Standards. The Security Standards have a compliance date of April 21, 2005.

     HIPAA, the Privacy Rule, the Transactions Standard and the Security Standard (collectively, the "Rules") could impair the Company's subrogation recovery practices by creating administrative burdens (for example, by requiring business associates of Covered Entities to amend health information in certain circumstances or to restrict subsequent uses of protected health information) or liability risks that lead health plans to voluntarily restrict their subrogation recovery practices. The provisions of the Rules or of future federal legislation and regulations could impair or prevent the acquisition and use by the Company of claims and insurance information necessary to process recovery claims on behalf of its clients. However, the Company believes that it will be able to comply fully with the Rules on a timely basis and without material adverse effect.

     In addition to the federal protection of health information, state laws governing privacy of medical or insurance records and related matters may significantly affect the Company's business. Most states have enacted health care information confidentiality laws that limit the disclosure of confidential medical information. The Rules do not preempt state laws regarding health information privacy that are more restrictive than the Rules. The costs and efforts associated with compliance with the various state laws could increase in the future if states begin to enact additional and more comprehensive privacy legislation and may have a material adverse effect on the Company.

  Other Federal and State Laws

     Changes in a variety of laws could also affect the Company's business. One such area is insurance law, which comprises a complex network of state and federal laws, such as the Employee Retirement Income Security Act of 1974 (ERISA), the regulations and orders promulgated under those laws, and the pertinent case law created by state and federal courts. Similarly, federal or state laws that would bar or impair healthcare subrogation or an injured party's ability to collect insured damages (that is, an injured person would be prevented from recovering from the wrongdoer damages for accident-related medical benefits covered by health insurance) could similarly adversely affect the Company's business. Existing debt collection laws also may be amended or interpreted in a manner that could adversely affect the Company's business. Additionally, although the Company does not believe that it engages in the unauthorized practice of law, changes in the law or a judicial or administrative decision defining some of the Company's activities as the practice of law, could have a material adverse effect on the Company's business.

  Certain Legal Doctrines

     With respect to recoverable claims, the rights of healthcare subrogation and reimbursement may be limited in some cases by three principles of general application. The first of these is the "made whole doctrine", which subordinates the healthcare provider's ability to recover to that of the injured party when the settlement damage award received by the injured party is inadequate to cover the injured party's damages. The second is the "common fund doctrine", which permits plaintiff's attorneys to deduct their fees for the claim based on the entire amount covered by a damage award and may, in some cases, proportionally diminish the amount recoverable by the Company on behalf of the healthcare payor out of that damage award. Finally, federal courts have in some venues begun to apply a doctrine under ERISA that prevents health plans (and their recovery agents) from bringing healthcare reimbursement actions in federal court.

BUSINESS DEVELOPMENTS

  Acquisition Activities

     The Company, from time to time, considers acquisition opportunities to provide additional growth in revenues and net income. The Company's acquisition strategy is two-fold. First, it may acquire additional claims recovery services that it can sell into its installed base of health insurers, managed care companies, benefits administrators, and P&C insurers. This will allow the Company to leverage its sales and marketing resources and to acquire the necessary core knowledge workers to provide service.

     Second, the Company may acquire businesses that offer knowledge-based services into market segments not currently served by the Company. The Company believes that these types of acquisitions will enable it to sell its existing services to current customers of the acquired business and create an opportunity to serve new customers in that market segment.

     The Company evaluates all acquisition opportunities in light of its ongoing stock repurchase plan, which it regards as a competing use of capital.

ITEM 2.  PROPERTIES

     As of December 31, 2002, the Company leased property at the following four locations: (i) approximately 105,718 square feet of space for its executive offices and main operations in Louisville, Kentucky, under a lease agreement and amendment expiring in 2009; (ii) approximately 10,206 square feet at a regional operating office in Pittsburgh, Pennsylvania, under a lease agreement expiring in 2006; (iii) approximately 8,125 square feet at its Encino, California location under a lease agreement expiring in 2004; and (iv) approximately 20,500 square feet at its New Berlin, Wisconsin location under a 5-year term expiring in 2006. In July 2002, the Company terminated a lease agreement for 4,670 square feet for a regional operating office in Atlanta, Georgia, which was to have expired in 2005.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is engaged in the business of identifying and recovering subrogation and related claims of its clients, many of which arise in the context of personal injury lawsuits. As such, the Company operates in a litigation-intensive environment. Consequently, since its founding in 1988 the Company has been involved with many litigation matters related to its subrogation business, sometimes as a defendant and sometimes through its defendant client. The plaintiffs' attorneys attempting to defeat the clients' subrogation liens often threaten litigation against the Company and its clients as a negotiating tactic. Most of the lawsuits that have been filed against the Company or its clients concern the entitlement to recover a specific, individual subrogation claim or the amount of the subrogation claim. Typically, these actions do not ask for punitive damages, are not pled as class actions, and do not have wide implications with respect to the Company's ongoing business practices.

     To date, however, the Company has encountered eight noteworthy instances in addition to the pending lawsuits described under "-- Current Litigation", in which lawsuits were filed against it or its clients that sought punitive damages, were pled as class actions, or otherwise made claims or requested relief that could have materially affected the Company's business practices. The risk profile for this sort of business practices litigation includes not only the usual considerations of the potential amount, effect, and likelihood of loss, but also specifically the potential for punitive damages and class certification, the possible effects of an adverse verdict on the Company's business practices, and the likelihood of specific plaintiffs' attorneys bringing similar actions in other jurisdictions.

     Each of these cases has been completely resolved, by decision of a court or settlement by the parties, but prior to resolution the Company did not regard all of these cases as being material in and of themselves. In management's opinion, these eight cases share a common profile with each other and with the lawsuits described below under the caption "-- Current Litigation".

     Five of the eight lawsuits named the Company as a defendant and were pled as class actions. Two of these five cases, one in federal court and the other in state court, alleged that the Company violated state and federal laws on fair debt collection practices. In the state court action, the court granted the Company's motion for summary judgment on all claims in the complaint, which the court of appeals affirmed. In the federal court action, the Company settled the matter, prior to the court's ruling on the Company's motion for summary judgment, for a nominal amount.

     Three of those five lawsuits naming the Company as a defendant were filed in federal court and charged the Company with a variety of violations of laws and sought punitive damages. The complaints alleged, among other things, that the Company committed negligence, fraud and breach of its duties under ERISA by attempting to recover and actually recovering, by subrogation, the reasonable value of medical benefits which were provided by the Company's clients under capitation or discounted-fee-for-service arrangements. One of these lawsuits was dismissed in a ruling on the merits. Another was settled, after the court denied class certification, for a nominal amount paid by the Company's client, a co-defendant in the case. The third case, DeGarmo et al. v. Healthcare Recoveries, Inc., was concluded in mid-July 2001 for a settlement payment of $3 million and nonmonetary terms that management regards as immaterial to the Company's ongoing business.

     Three of the eight lawsuits did not name the Company as a defendant. These three lawsuits did, however, involve the Company's clients and implicate important Company business practices. The complaints in these cases alleged, among other things, violation of state law with respect to the payment of plaintiffs' attorneys' fees and unfair trade practices, violation of the federal Health Maintenance Organization Act of 1973, misrepresentation of the rightful amounts of subrogation claims, and impermissible enforcement of recovery rights. Two of these cases resulted in judgments in favor of the Company's clients after litigation of the merits before trial and appellate courts. The other case was settled for an immaterial amount.

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

CURRENT LITIGATION

 Conte v. Healthcare Recoveries

     Conte v. Healthcare Recoveries, Inc., was settled for a nominal amount in late 2002 after the court denied class certification and dismissed all but one of the plaintiff's claims. A summary procedural history of the case is described below.

     In October 1999, a First Amended Class Action Complaint ("Amended Complaint") was filed against the Company in the United States District Court for the Southern District of Florida, in a putative class action brought by William Conte and Aaron Gideon, individually and on behalf of all others similarly situated. In that complaint, Conte v. Healthcare Recoveries, Inc., No. 99-10062, the plaintiffs asserted that the Company's subrogation recovery efforts on behalf of its clients violated a number of state and federal laws, including the Fair Debt Collection Practices Act and the Florida Consumer Collection Practices Act. The Amended

Complaint also sought a declaratory judgment that the Company, as the subrogation agent for various healthcare payors, was not entitled to assert and recover upon subrogation or reimbursement liens it asserted on settlements obtained from third party tortfeasors when the settlement was in an amount less than the amount required to fully compensate (or "make whole") the injured party for all elements of damage caused by the tortfeasor. The plaintiffs purported to represent a class consisting of all participants or beneficiaries of ERISA plans nationwide whose net recovery of damages through judgments, settlements or otherwise against liable third parties has been reduced or potentially reduced by the Company's alleged assertion and/or recovery of unlawful subrogation/reimbursement rights of its clients. Each count of the Amended Complaint sought compensatory and/or statutory damages as well as exemplary and punitive damages. The plaintiffs also sought injunctive relief, prejudgment interest, costs and attorneys' fees.

     In November 1999, the Company filed a motion to dismiss the Amended Complaint. In June 2001, the court issued a decision dismissing plaintiffs' common law claims for fraud and unjust enrichment as well as plaintiffs' claims under the federal Fair Debt Collection Practices Act and the Florida Consumer Collection Practices Act. The court did not, however, dismiss the remaining count of the Amended Complaint ("Count I"), which seeks a declaratory judgment and damages under ERISA based on the Company's alleged violation of the "make whole" rule. The Company then filed an answer with respect to Count I of the Amended Complaint.

     The plaintiffs' motion to certify a nationwide class, which the Company opposed, was submitted to the court in September 2000. On June 5, 2002, the court entered an order denying the plaintiffs' motion for class certification and the plaintiffs did not appeal that order.

     In October 2002, the Company and the two named plaintiffs reached an agreement in principle to settle all claims in the lawsuit under terms that would not require any payment by the Company and would not impact the Company's operations in any respect. The parties subsequently entered into a formal written settlement embodying the agreement in principle, pursuant to which the named plaintiffs released all claims against the Company. On February 6, 2003, the Court entered an order dismissing the action with prejudice.

 Cajas et al. v. Prudential Health Care Plan and Healthcare Recoveries

     On October 28, 1999, a class action plaintiff's Original Petition ("Petition") was filed against the Company and one of the Company's clients in the District Court for the 150th Judicial District, Bexar County, Texas, Joseph
R. Cajas, on behalf of himself and all others similarly situated v. Prudential Health Care Plan, Inc. and Healthcare Recoveries, Inc. The plaintiff asserts that the Company's subrogation recovery efforts on behalf of its client Prudential Health Care Plan, Inc. ("Prudential") violated a number of common law duties, as well as the Texas Insurance Code and the Texas Business and Commerce Code. The Petition alleges that the Company, as the subrogation agent for Prudential, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that the plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount Prudential paid for medical goods and services. The Company was served with the Petition in November 1999, and has answered, denying all allegations. The court has not yet addressed the question of whether to certify the putative class. After the defendants filed a motion for summary judgment in January 2002, the plaintiff moved the court to delay consideration of the motion until the plaintiff could complete additional discovery. The plaintiff's motion to delay consideration was granted. On October 25, 2002, the plaintiff filed an amended petition naming one additional plaintiff as a purported class representative. The amended petition does not add any new claims. The defendants filed a motion for summary judgment on January 24, 2003 and the plaintiffs filed a cross motion for summary judgment. On February 25, 2003, a state court judge denied the defendants' motion for summary judgment that the defendants were entitled to enforce the terms of Prudential's policies. The same judge granted the plaintiffs' motion for summary judgment to the extent that Prudential could not recover more than its costs.

 Franks et al. v. Prudential Health Care Plan and Healthcare Recoveries

     Franks et al. v. Prudential Health Care Plan and Healthcare Recoveries, Inc., was settled for a nominal amount in February 2003. A summary procedural history of the case is described below.

     In late 1999, the Cajas plaintiff's counsel filed two lawsuits in Texas and South Carolina that raise issues similar to those in the Cajas lawsuit. On December 7, 1999, a class action complaint ("Complaint") was filed against the Company and one of the Company's clients in the United States District Court for the Western District of Texas, San Antonio Division, Timothy Patrick Franks, on behalf of himself and similarly situated persons v. Prudential Health Care Plan, Inc. and Healthcare Recoveries, Inc. The Complaint asserted claims on behalf of members of ERISA governed health plans and alleged that the Company's subrogation recovery efforts on behalf of its client Prudential violated a number of common law duties, as well as the terms of certain ERISA plan documents, RICO, the federal Fair Debt Collection Practices Act, the Texas Insurance Code and the Texas Business and Commerce Code. The Complaint alleged that the Company, as the subrogation agent for Prudential, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that the plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount Prudential paid for medical goods and services. The Complaint further alleged that the Company unlawfully pursued subrogation and reimbursement claims by (1) failing to pay pro rata attorney's fees to attorneys who represented purported class members with respect to tort claims underlying the subrogation and reimbursement claims; and (2) recovering subrogation and reimbursement claims from purported class members who have not been fully compensated for their injuries. The plaintiffs, on behalf of the purported class, demanded compensatory damages, punitive damages, and treble damages under RICO, costs and reasonable attorneys' fees. In January 2000, the defendants filed a motion to dismiss the Complaint.

     In response to the defendants' motion, in February 2001, the court rendered its opinion and entered an order dismissing all of the plaintiff's claims with the exception of the plaintiff's claim for attorney fees. In March 2001, the Company filed an answer to the Complaint denying all of the plaintiff's allegations. Also in March 2001, the plaintiff filed a motion to alter or amend the court's ruling on the motion to dismiss. On July 15, 2002, the court denied the plaintiff's motion to alter or amend the court's ruling on the motion to dismiss. On February 18, 2003, the defendants served an offer of judgment in the amount of $21,000 pursuant to Rule 68 of the Federal Rules of Civil Procedure. That offer was accepted by the plaintiff Timothy Franks in February 2003 and in March 2003 the court approved dismissal of the case with prejudice.

 Martin et al. v. Companion Health Care and Healthcare Recoveries

     In December 1999, a purported class action complaint ("Complaint") was filed against the Company and one of the Company's clients in the Court of Common Pleas of Richland County, South Carolina, Estalita Martin et al. vs. Companion Health Care Corp., and Healthcare Recoveries, Inc. In January 2000, the defendant Companion Healthcare Corp. ("CHC") filed an Answer and Counterclaim and the plaintiff Martin filed a First Amended Complaint ("Amended Complaint"). The Amended Complaint asserts that the Company's subrogation recovery efforts on behalf of its client, CHC, violated a number of common law duties, as well as the South Carolina Unfair Trade Practices Act. The Amended Complaint alleges that the Company, as the subrogation agent for CHC, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that the plaintiffs assert are unenforceable because
(1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount CHC was entitled to collect for such medical goods and services. The Amended Complaint further alleges that the Company and CHC unlawfully pursued subrogation and reimbursement claims by (1) failing to pay pro rata costs and attorney's fees to attorneys who represented purported class members with respect to tort claims underlying the subrogation and reimburse-ment claims; and (2) failing to include in subrogation and reimbursement claims all applicable discounts that CHC received for such medical goods and services. The plaintiffs, on behalf of the purported class, demand compensatory damages, punitive damages, and treble damages, disgorgement of unjust profits, costs, prejudgment interest and attorneys' fees. The Company was served with the original Complaint in late December 1999 and answered denying all allegations. The Company filed a motion to dismiss in August 2000 and in June 2001 the court granted the Company's motion to dismiss. The plaintiffs filed a notice of appeal in July 2001. All parties have filed briefs, but the appellate court has not yet ruled on the plaintiffs' appeal of the dismissal, nor has oral argument been scheduled.

 Hamilton v. Healthcare Recoveries

     On March 12, 2001, a Complaint ("Complaint") was filed against the Company in the United States District Court for the Eastern District of Louisiana, in a putative class action brought by Kyle M. Hamilton. In that action, Hamilton v. Healthcare Recoveries, Inc., No. 01-650, the plaintiff asserts that the Company's subrogation recovery efforts on behalf of its clients violate certain Louisiana state laws, the federal Fair Debt Collection Practices Act and the Louisiana Unfair Trade Practices Act. The Complaint alleges that the Company intentionally and negligently interfered with the plaintiff's and the putative class members' rights to settle certain personal injury claims. The Complaint further alleges that the Company unlawfully pursued subrogation and reimbursement claims that the plaintiff asserts are unenforceable because the clauses in the Company's clients' coverage documents that create such recovery rights are rendered null and void by Louisiana statutes that generally prohibit coordination of benefits with individually underwritten insurance coverages. The plaintiff purports to represent a class consisting of all persons covered under group health policies that were issued or delivered in the State of Louisiana and who received any communication from the Company attempting to enforce any clauses that allegedly were rendered null and void by Louisiana law. The plaintiff seeks on behalf of the purported class compensatory and statutory damages, interest, costs, attorneys' fees and such additional damages and relief as may be allowed by any applicable law. In July 2001, the court granted a motion for summary judgment filed by the Company as concerned the plaintiff's Fair Debt Collection Practices Act ("FDCPA") claim, dismissing those claims with prejudice. The court denied the Company's motion for summary judgment, without prejudice to the right of the Company to reassert its motion, with respect to the plaintiff's state law claims. The court ordered that the parties submit memoranda addressing whether the court still had subject matter jurisdiction, given dismissal of the federal claim. In August 2001, the court ruled that it lacked subject matter jurisdiction, thus dismissing the remaining claims, without prejudice. The plaintiff filed an appeal to the United States Fifth Circuit Court of Appeals. On November 1, 2002, the Court of Appeals rendered its opinion reversing the dismissal of the FDCPA claims. The court also affirmed the trial court's determination that diversity jurisdiction did not exist in the case. The court remanded the case to the federal district court for further proceedings. The time in which the Company may seek further appeal has not expired, and the Company is now reviewing the opinion. The Company disputes the plaintiff's allegations regarding the applicability of the FDCPA and intends to vigorously defend its position in this case.

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

 Rogalla v. Christie Clinic, PersonalCare Health Management and Healthcare Recoveries

     On December 14, 2001, Valerie Rogalla, the plaintiff in a putative class action against a health care provider, amended her complaint to add Healthcare Recoveries, Inc. as a defendant in Valerie Rogalla v. Christie Clinic, P.C., PersonalCare Health Management, Inc. and Healthcare Recoveries, Inc., No. 01-L-203, Circuit Court of the Sixth Judicial Circuit, Champaign County, Illinois. In her complaint, the plaintiff makes allegations on behalf of herself and all others similarly situated. The complaint asserts that the Company, as subrogation agent for PersonalCare Health Management, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims. The complaint seeks recovery from the Company for compensatory damages, punitive damages and costs. The Company disputes the plaintiff's allegations and intends to vigorously defend its position in this case. Each defendant filed a motion to dismiss the action. On October 2, 2002, the Court granted each of the defendants' motions and dismissed the Plaintiff's action entirely. On October 22, 2002, the plaintiff filed her notice of appeal. A hearing has not yet been scheduled on the plaintiff's appeal.

  Chan v. Trover Solutions

     On November 19, 2002, a Complaint ("Complaint") was filed against the company in the Superior Court of the State of California for the County of Los Angeles in a putative class action brought by Roger Chan. In that action, Roger Chan v. Healthcare Recoveries, Inc. and Trover Solutions, Inc. and Does 1 through 100, inclusive, No. CV 03-0465 FMC, the plaintiff asserts that the Company's subrogation recovery efforts violate California's unfair trade practices statute by pursuing recovery from ERISA members' personal injury recoveries when case law allegedly held that ERISA plans could not enforce their recovery rights. The Company timely removed the action to federal court and filed a motion to dismiss. The plaintiff filed a motion to remand the case back to the state court. On March 3, 2003 the Court entered an order denying the plaintiff's motion to remand and denying the defendant's motion to dismiss. The Company disputes the plaintiff's allegations and intends to vigorously defend its position in this case.

 Bruun et al. v. Prudential Health Care Plan, Prudential Insurance Company of America, Aetna, Inc. and Trover Solutions

     On October 30, 2002, the Cajas and Franks plaintiff's counsel filed a class action lawsuit in the United States District Court for the District of New Jersey on behalf of two Texas residents against the Company, one of the Company's clients, Prudential Insurance Company, a subsidiary of the client, PruCare HMO, and a company who had acquired the business of the client company, Aetna. The complaint was served on the Company on February 27, 2003.

     In the complaint, plaintiffs Kimberly Bruun and Ashley Emanis, on behalf of themselves and similarly situated persons, asserted claims on behalf of a nationwide class of persons who were members of PruCare HMO health plans governed by ERISA from whom the Company, under its contract with the client, recovered reimbursement. The complaint alleged that reimbursement recoveries made by PruCare HMO and the Company violate the terms of the standard PruCare HMO plan documents, and that reimbursement recoveries violate the Conformity with Law provision in the standard plan documents because subrogation and reimbursement are prohibited under the federal HMO Act. The complaint further alleged that the defendants' subrogation and reimbursement recoveries resulted in a double recovery to PruCare HMO because PruCare HMO did not account for subrogation and reimbursement recoveries as offsets to expenses when setting premium rates. The complaint further alleged that the defendants improperly recovered in subrogation or reimbursement for services provided by capitated providers, or that in the alternative, the defendants improperly recovered more for capitated services than was paid for the services, or alternatively, that the defendants improperly collected amounts that exceeded the reasonable cash value of capitated services. The plaintiffs allege that PruCare HMO, Prudential, Aetna and the Company are fiduciaries and that they each have breached their fiduciary duty to plaintiffs. Alternatively, the plaintiffs allege that if Aetna, Prudential and the Company are not fiduciaries, that they knowingly participated in PruCare HMO's breach of fiduciary duty.

     The plaintiffs, on behalf of the class, demand enforcement of the plan documents under certain sections of ERISA. The plaintiffs also demand restitution and disgorgement of sums recovered by defendants and the establishment of a constructive trust. The plaintiffs also demand an accounting of PruCare HMO's and Aetna's rate documents, the subrogation and reimbursement claims for capitated services, and/or the actual costs paid by PruCare HMO and Aetna for the capitated services.

     The Company has retained counsel and will vigorously defend itself against these allegations.

 Godair v. American Home Assurance Company, Trover Solutions, and HMO Partners

     On March 14, 2003, Lawrence Godair, the plaintiff in a putative class action against a motor vehicle insurer, amended his complaint to add the Company, and a client of the company, HMO Partners, as defendants in Lawrence Godair v. American Home Assurance Company, Trover Solutions, Inc. and HMO Partners, Inc., No. 4:02 CV 00407 SMR, United States District Court for the Eastern District of Arkansas, Western Division. In the amended complaint (the "Amended Complaint"), the plaintiff makes allegations on behalf of himself and a purported class of others similarly situated. The complaint asserts that the Company, as subrogation agent for HMO Partners, unlawfully demanded payment of a subrogation claim against proceeds of a medical payments insurance policy issued to the plaintiff by American Home. The Amended Complaint also alleges that the Company was unjustly enriched because the plaintiff was not fully compensated ("made whole") for his injuries in violation of the Arkansas no-fault motor vehicle insurance statute and because the payment constituted a double recovery to the Company and to HMO Partners, in violation of the Arkansas Health Maintenance Organizations Act. The Amended Complaint further alleges that in recovering the subrogation claim the Company acted negligently, that it interfered with the plaintiff's contractual relationship with the motor vehicle insurer and that the Company may be directly or vicariously liable for the acts of other defendants. The Amended Complaint demands relief on behalf of a purported class of persons who purchased medical payments coverage as required by the Arkansas no-fault motor vehicle insurance statute and who were entitled to but did not receive benefits under such policies due to the payment of those benefits to third parties, including the Company and HMO Partners. The Amended Complaint demands compensatory and punitive damages, 12% statutory penalties, costs, expenses, interest and attorney's fees.

     The Company was served with the Amended Complaint on March 18, 2003 and has not yet filed a response. The Company intends to retain counsel and to vigorously defend itself against these allegations.

     The Cajas, Martin or Bruun lawsuits, or any one of them, if successful, could prevent the Company from recovering the "reasonable value" of medical treatment under discounted fee for service ("DFS"), capitation and other payment arrangements. The Cajas, Martin, Hamilton, Rogalla, Chan and Bruun lawsuits, or any one or more of them, if successful, could require the Company to refund, on behalf of its clients, recoveries in a material number of cases. In addition, an adverse outcome in any of the above referenced lawsuits could impair materially the Company's ability to assert subrogation or reimbursement claims on behalf of its clients in the future. Based on the current disposition of these lawsuits, the Company regards such an adverse outcome to be a remote possibility.

     In terms of the Company's business practices and the allegations underlying the Cajas, Martin and Bruun cases, at the end of 1993 the Company had ceased the practice of recovering the "reasonable value" of medical treatment provided by medical providers under DFS arrangements with the Company's clients. From that date, the Company's policy has been not to recover the "reasonable value" of medical treatment in DFS arrangements. However, the Company historically and currently recovers the "reasonable value" of medical treatment provided under capitation arrangements and other payment arrangements with medical providers on behalf of those clients that compensate medical providers under these payment mechanisms, to the extent that these benefits are related to treatment of the injuries as to which clients have recovery rights. The Company believes that its clients' contracts, including the contracts that provide for recovery under DFS, capitation and other payment arrangements are enforceable under the laws potentially applicable in these cases. As a result, and taking into account the underlying facts in each of these cases, the Company believes it has meritorious grounds to defend these lawsuits, it intends to defend the cases vigorously, and it believes that the defense and ultimate resolution of the lawsuits should not have a material adverse effect upon the business, results of operations or financial condition of the Company. Nevertheless, if any of these lawsuits or one or more other lawsuits seeking relief under similar theories were to be successful, it is likely that such resolution would have a material adverse effect on the Company's business, results of operations and financial condition.

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

     None.

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

QUARTER ENDED:                                              HIGH     LOW
--------------                                              -----   -----
March 31, 2002............................................  $6.28   $4.70
June 30, 2002.............................................   6.29    4.17
September 30, 2002........................................   6.11    3.80
December 31, 2002.........................................   5.50    4.13

QUARTER ENDED:                                              HIGH     LOW
--------------                                              -----   -----
March 31, 2001............................................  $4.22   $3.03
June 30, 2001.............................................   5.50    3.88
September 30, 2001........................................   6.54    4.00
December 31, 2001.........................................   4.67    4.01

     On March 18, 2003, there were approximately 42 holders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

                           STATEMENTS OF INCOME DATA
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                    2002      2001      2000      1999      1998
                                                   -------   -------   -------   -------   -------
Claims revenues..................................  $69,478   $64,147   $63,627   $61,409   $48,734
Cost of revenues.................................   33,492    31,589    30,432    31,451    22,199
                                                   -------   -------   -------   -------   -------
          Gross profit...........................   35,986    32,558    33,195    29,958    26,535
Support expenses.................................   19,924    17,499    17,061    15,870    10,692
Depreciation and amortization....................    4,760     6,701     6,372     4,954     2,334
Research and development.........................       --       537       366        --        --
                                                   -------   -------   -------   -------   -------
          Operating income.......................   11,302     7,821     9,396     9,134    13,509
Other -- Special Committee expenses..............       --        --       (90)     (451)       --
Interest (expense) income, net...................     (232)     (118)     (237)      144     1,657
Other -- Loss on disposal of assets..............       --    (1,010)       --        --        --
Other -- Litigation settlement...................       --        --    (3,000)       --        --
                                                   -------   -------   -------   -------   -------
          Income before income taxes.............   11,070     6,693     6,069     8,827    15,166
Provision for income taxes.......................    4,240     2,097     2,519     3,665     6,266
                                                   -------   -------   -------   -------   -------
          Net income.............................  $ 6,830   $ 4,596   $ 3,550   $ 5,162   $ 8,900
                                                   =======   =======   =======   =======   =======
Earnings per common share (basic)................  $  0.74   $  0.47   $  0.33   $  0.46   $  0.78
                                                   =======   =======   =======   =======   =======
Earnings per common share (diluted)..............  $  0.72   $  0.46   $  0.33   $  0.46   $  0.77
                                                   =======   =======   =======   =======   =======

            STATEMENTS OF INCOME AS A PERCENTAGE OF CLAIMS REVENUES

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Claims revenues.............................................  100.0%   100.0%   100.0%
Cost of revenues............................................   48.2     49.2     47.8
Support expenses............................................   28.7     27.3     26.8
Depreciation and amortization...............................    6.9     10.4     10.0
Research and development....................................    0.0      0.8      0.6
Operating income............................................   16.3     12.2     14.8
Interest (expense) income, net..............................    0.3      0.2      0.4
Other -- Loss on disposal of assets.........................    0.0      1.6      0.0
Other -- Litigation settlement..............................    0.0      0.0      4.7
Other -- Special Committee expenses.........................    0.0      0.0      0.1
Income before income taxes..................................   15.9     10.4      9.5
Net income..................................................    9.8      7.2      5.6

                               BALANCE SHEET DATA
                             (DOLLARS IN THOUSANDS)

                                                                DECEMBER 31,
                                               -----------------------------------------------
                                                2002      2001      2000      1999      1998
                                               -------   -------   -------   -------   -------
Cash and cash equivalents....................  $ 2,269   $ 2,547   $ 1,297   $ 1,467   $31,133
Working capital..............................    8,768    10,427     7,798     7,865    30,898(1)
Total assets.................................   73,573    74,463    79,445    82,034    61,003
Long-term borrowings.........................    4,000     8,000    14,000    11,000        --
Stockholders' equity.........................   43,449    42,766    38,162    40,723    37,193

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF COMPANY

     The Company believes it is a leading independent provider of outsourcing of subrogation and certain other medical claims recovery and cost containment services to the private healthcare payor industry in the United States, based on the Company's experience and assessment of its market. The Company's primary business is medical claims recovery and its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are known generally as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance. The Company's other medical claims recovery services include (1) the auditing of the bills of medical providers, particularly hospitals, for accuracy, correctness and compliance with contract terms ("provider bill audit"), (2) the recovery of overpayments attributable to duplicate payments, failures to coordinate benefits and similar errors in payment ("overpayments"), and (3) the auditing of physician evaluation and management claims for consistency with medical records, in accordance with federal guidelines ("MD audit"). The Company offers its healthcare recovery services on a nationwide basis to health maintenance organizations ("HMOs"), indemnity health insurers, self-funded employee health plans, companies that provide claims administration services to self-funded plans (referred to as "third-party administrators"), Blue Cross and Blue Shield organizations and provider organized health plans. Current clients include Humana Inc., Kaiser Permanente, Wellpoint Health Network Inc. and The Principal Financial Group. The Company had 41.6 million and 49.1 million lives under contract from its clientele at December 31, 2002 and 2001, respectively.

     The Company has three segments: (1) Healthcare Recovery Services, which encompasses its four healthcare recovery products: healthcare subrogation, provider bill audit, overpayment recovery and physician bill audit ("MD Audit");
(2) Property and Casualty Recovery Services, which includes subrogation recovery services for property and casualty insurers, which the Company sells under the brand name "TransPaC Solutions"; and (3) Software, which includes the sale of subrogation recovery software in a browser-based application service provider
(ASP) form.

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

Revenue Recognition

     Subrogation revenues are generally derived from contingent fee arrangements based on the recoveries effected by the Company on behalf of its clients. Revenue is generally recognized when a fee is earned based on the settlement of a case. A case is deemed settled when the Company can confirm that the parties agree on all material terms associated with the settlement.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 provides guidance on revenue recognition and related disclosures and was effective beginning October 1, 2000. The Company was previously following the requirements provided under SAB 101 and, accordingly, the implementation of this pronouncement had no impact on the Company's financial position or results of operations for 2002, 2001 or 2000.

Accounts Receivable and Collectibility

     Approximately $4.4 million and $4.7 million of the Company's accounts receivable balance of $9.4 million at December 31, 2002 and 2001, respectively, is attributable to subrogation services. The subrogation accounts receivable represents the Company's fees for cases in which the parties have reached settlements (including settlements of the subrogation claims of the Company's clients), but the Company has not yet received the cash from the settlement of the subrogation claim. The Company withholds its fee from the gross recovery proceeds of the subrogation claims that it collects on behalf of its clients. An allowance for doubtful accounts is maintained for the estimated loss from settlements that are later broken or significantly delayed, based on the Company's historical experience. The accounts receivable balance that at December 31, 2002 and 2001 was attributable to subrogation claims represented approximately 4,000 settled cases for approximately 140 clients and approximately 3,800 settled cases for approximately 150 clients, respectively, each one subject to its own settlement agreement with its own settling parties. If the receipt of cash from a significant number of the settled cases comprising the subrogation accounts receivable balance were significantly delayed by third parties to those settled cases (because of broken settlement agreements, for example), additional allowances may be required.

     Approximately $4.4 million and $4.6 million of the Company's accounts receivable balance of $9.4 million at December 31, 2002 and 2001, respectively, is attributable to provider bill audit services. The provider bill audit accounts receivable represents the amounts invoiced by the Company to its clients for its fee for completed provider audits. For each completed audit, prior to invoicing, the Company obtains a sign-off from the provider representative as evidence of agreement with the audit findings. The Company maintains an allowance for doubtful accounts for the estimated losses arising from adjustments the client may make to invoiced amounts based on the client's inability to recoup the claim overpayment from the provider. The amount of the allowance is based on the Company's historical experience related to client adjustments. However, the Company's fee for provider bill audit services is self-funding in that the client is able to adjust future claim payments made to the providers for the audit discrepancies identified. The accounts receivable balance that at December 31, 2002 and 2001 was attributable to provider bill audits completed represented approximately 2,900 completed audits for twelve clients and 3,000 completed audits for nine clients, respectively. If the Company's provider bill audit clients were to increase the value of negative adjustments made to audit results, additional allowances may be required.

Capitalization of Software Costs

     The Company capitalizes direct costs incurred during the application development and implementation stages for developing, purchasing or otherwise acquiring software for internal use. These software costs are included in property and equipment on the balance sheet and are amortized over the estimated useful life of the software, generally three to five years. All costs incurred during the preliminary project stage are expensed as incurred.

     All costs incurred to establish the technological feasibility of software products to be sold to others are expensed as research and development. Once technological feasibility has been established, all software production costs are capitalized. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

Goodwill and Long-Lived Assets

     At December 31, 2002, goodwill and other long-lived assets represented 54% of the Company's total assets and 91% of the Company's total stockholders' equity.

     Goodwill is no longer amortized but must be tested at least annually for impairment at a level of reporting referred to as the reporting unit and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company's reporting units are generally consistent with the operating segments underlying the segments in Note 17 to Item 8. "Financial Statements and Supplementary Data". All of the Company's goodwill relates to the Healthcare Recovery Services segment.

     The Company engaged the services of a third party valuation firm to complete an analysis of the fair value of the reporting units during the first half of 2002. The completion of its work during the quarter ended June 30, 2002 did not indicate an impairment had occurred with respect to goodwill. The Company will perform its annual impairment review during the second quarter of each year, commencing in the second quarter of 2003 and at such other times if adverse events or changes in circumstances indicate that the goodwill may be impaired.

     Long-lived assets consist of property and equipment and other identifiable intangible assets. These assets are depreciated or amortized over their estimated useful life, and are subject to impairment reviews. The Company periodically reviews long-lived assets whenever adverse events or changes in circumstances indicate the carrying value of such assets may not be recoverable. In assessing recoverability, the Company must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. The Company also must estimate and make assumptions regarding the useful lives assigned to its long-lived assets. If these estimates, or their related assumptions, change in the future, the Company may be required to record impairment losses or change the useful life including accelerating depreciation or amortization for these assets.

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

     Effective January 1, 2002, the Company instituted a program of self-insurance that offers group healthcare coverage to its employees and their spouses and dependent children. The Company's provision for loss from future claims under this self-insurance program is based upon an independent actuarial estimate. This provision includes estimated liabilities determined from both reported paid claims and claims liabilities incurred but not reported (IBNR). As noted, the accrual for these liabilities is based on estimates and while management believes that the provision for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. The methods used in determining these liabilities are periodically reviewed and adjustments are reflected in current earnings. The provision for future healthcare claims of $524,000 at December 31, 2002 is recorded in Accrued Expenses as a current liability in the accompanying Balance Sheet.

Common Stock Options

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of SFAS 123" which provides alternative methods for a voluntary change to the fair value method of accounting for stock-based compensation and amends the disclosure requirements of FAS 123. The Company has elected to continue to account for options granted under its employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As a result, the Company has not recognized compensation expense for stock options granted with an exercise price equal to the quoted market price of the common stock on the date of grant and that vest based solely on continuation of employment by the recipient of the option award. The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123) for disclosure purposes in 1996. For SFAS No. 123 purposes, the fair value of each option grant and stock-based award has been estimated as of the date of grant using the Black-Scholes option pricing model. If the Company were to adopt SFAS No. 123 to account for options, compensation expense would be recognized resulting in a decrease in net income and earnings per share for the years ended December 31, 2002, 2001 and 2000, as set forth in Notes 2 and 13 in
Item 8. "Financial Statements and Supplementary Data".

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

     Also, in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets", which establishes the accounting for goodwill and other intangible assets following their recognition. FAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. FAS 142 provides that goodwill should not be amortized but should be tested for impairment annually, and at other times as events or circumstances indicate an impairment may have occurred, using a fair-value based approach. In addition, FAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment. FAS 142 was effective for the Company beginning on January 1, 2002. The Company was required to perform a transitional impairment test under FAS 142 for all goodwill recorded as of January 1, 2002. During the three months ended June 30, 2002, the Company completed a transitional impairment test under FAS 142 for all goodwill recorded as of January 1, 2002. See Note 8 "Goodwill and Other Intangible Assets" in Item 8. "Financial Statements and Supplementary Data".

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (FAS 143), "Accounting for Asset Retirement Obligations". FAS 143 is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company believes that the adoption of this standard will not have a significant effect on its financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 is effective for fiscal years beginning after December 15, 2001. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business segment. FAS 144 establishes a single accounting model, based on the framework established in FAS 121. The adoption of FAS 144 had no impact on the Company's financial statements.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (FAS 146), "Accounting for Exit or Disposal Activities". FAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires liabilities associated with exit and disposal activities to be expensed as incurred. FAS 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The Company will apply the provisions of FAS 146 to any future restructuring activities.

     In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation is effective for qualified guarantees entered into or modified after December 31, 2002. This interpretation is not expected to have a material impact on the Company's financial position, results of operations or cash flows. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has no guarantees requiring disclosure under FIN 45 at December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of SFAS 123", which provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. See Item 8. "Financial Statements and Supplementary Data -- Note 2 -- Summary of Significant Accounting Policies" and "-- Note 13 -- Stock Based Compensation" for required disclosures.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any variable interest entities as defined under FIN 46.

HEALTHCARE RECOVERY SERVICES

  Results of Operations

     The following tables present certain key operating indicators for the Healthcare Recovery Services for the periods indicated (lives and dollars in millions):

             HEALTHCARE RECOVERY SERVICES-KEY OPERATING INDICATORS
                           LIVES SOLD AND INSTALLED*

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                              2002   2001    2000
                                                              ----   -----   ----
Cumulative lives sold, beginning of period..................  49.1    52.5   55.6
Lives from existing client loss, net(1).....................  (9.9)  (10.6)  (6.6)
Lives added from new contracts with existing clients........   1.2     2.0    1.4
Lives added from contracts with new clients.................   1.2     5.2    2.1
                                                              ----   -----   ----
Cumulative lives sold, end of period........................  41.6    49.1   52.5
                                                              ====   =====   ====
Lives sold eliminations/cross-sold lives(2).................  12.9     7.3    3.1
                                                              ====   =====   ====
Lives installed, end of period..............................  39.9    45.5   48.7
                                                              ====   =====   ====
Lives installed eliminations/cross-installed lives(3).......   4.9     4.8    1.5
                                                              ====   =====   ====

---------------

 * All references to "lives" in the table, whether reported as from existing client loss, added from new contracts with existing clients or with new clients, lives sold, lives sold eliminations/cross-sold lives, as lives installed, or as lives installed eliminations/cross-installed lives are derived by the Company from information provided to it by clients and may contain estimates.
(1) Represents the net of losses from contract terminations and organic declines in the clients' installed base measured in the number of persons covered by clients, and gains from organic growth in the clients' installed base measured in the number of persons covered by clients.
(2) "Lives sold eliminations/cross-sold lives" specifies the number of lives subject to client contracts under which the Company provides or will provide more than one healthcare recovery service to a client population. By contrast, the number of lives reported in "Cumulative lives sold, end of period" does not take into account instances in which multiple healthcare recovery services are provided to the same client population.
(3) "Lives installed eliminations/cross-installed lives" specifies the number of lives as to which the Company provides more than one healthcare recovery service to a client population. By contrast, the number of lives reported in "Lives installed, end of period" does not take into account instances in which multiple healthcare recovery services are provided to the same client population.

                         OTHER KEY OPERATING INDICATORS

                                                  YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                               2002         2001         2000
                                             --------     --------     --------
Backlog(1).................................  $1,559.0(2)  $1,414.8(3)  $1,182.0(4)
Claims recoveries..........................  $  248.8     $  238.5     $  237.3
Throughput(5)..............................      16.7%        18.4%        20.9%
Effective fee rate.........................      27.6%        26.8%        26.8%
Claims revenues............................  $   68.8     $   64.0     $   63.6

---------------

(1) Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of its clients at a given point in time.
(2) At December 31, 2002, approximately $370.2 million of the backlog derived from terminated clients and clients that, by that date, had given notice of termination. See "Concentration of Clients".

(3) At December 31, 2001, approximately $133.0 million of the backlog derived from terminated clients and clients that, by that date, had given notice of termination.
(4) At December 31, 2000, approximately $126.4 million of the backlog derived from terminated clients and clients that, by that date, had given notice of termination.
(5) Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

2002 COMPARED TO 2001

     Claims Revenues. Healthcare Recovery Services revenues for the year ended December 31, 2002 increased 7.5%, to $68.8 million from $64.0 million in 2001. This growth in claims revenues came primarily from two sources. First, provider bill audit revenue increased $3.4 million in 2002 compared to 2001. The Company realized approximately $300,000 from a special provider bill audit project during 2002. The remainder of the increase in provider bill audit revenue was primarily the result of procedures implemented by the Company in late 2001 in response to various hospitals' attempts to limit the Company's access to medical records, which impeded the audit of provider bills. Second, the Company realized $1.7 million of incremental healthcare subrogation revenue from the fee increase associated with the decline in lives from UHG. The effective fee rate increased to 27.6% in 2002 from 26.8% in 2001, primarily as a result of the UHG fee increase.

     Healthcare claims recoveries for 2002 increased approximately $10.3 million, or 4.3%, from 2001 claims recoveries. Healthcare subrogation recoveries for 2002 were approximately $1.0 million, or 0.5%, less than in the prior year, primarily due to a decrease in throughput. Provider bill audit recoveries increased approximately $10.1 million, or 33.9%, compared to 2001, in large part due to hospital access issues encountered during the first three quarters of 2001. Total backlog increased 10.2% to $1,559.0 million as of December 31, 2002 from $1,414.8 million as of December 31, 2001. Although most of the backlog growth related to provider bill audit, subrogation backlog increased approximately $5.1 million, or 0.6%, compared to the prior year. The decline in total throughput from 18.4% in 2001 to 16.7% in 2002, was primarily the effect of a shift in the backlog mix, with a greater percentage of backlog and recoveries coming from provider bill audit, which typically exhibits a lower throughput than does healthcare subrogation.

     Installed lives decreased 5.6 million, from 45.5 million at December 31, 2001 to 39.9 million at December 31, 2002. The net decrease included an increase of approximately 3.0 million lives installed related to new sales and a decrease of approximately 8.5 million lives related to contract terminations or attrition. Approximately 6.7 million of the total decrease of 8.5 million installed lives was related to UnitedHealth Group.

     Cost of Revenues. Cost of revenues for the Healthcare Recovery Services segment increased 2.3% in 2002 to $31.8 million from $31.1 million in 2001. As a percentage of claims revenues, cost of revenues decreased to 46.2% in 2002 from 48.6% in 2001. The increase in cost of revenues in total is due to the increase in volume from provider bill audit. The decrease in cost of revenues as a percentage of claims revenues in 2002 compared to 2001 was primarily due to the increase in claims revenues described above.

     Support Expenses. Support expenses for the Healthcare Recovery Services segment decreased 14.3% to $4.2 million in 2002, from $4.9 million in 2001. Support expenses as a percentage of claims revenues decreased from 7.6% in 2001 to 6.2% in 2002. The decrease in support expenses as a percentage of claims revenues resulted from the increase in claims revenues described above and from the change in the reporting structure of certain systems support personnel from the Healthcare Recovery Services segment to Corporate Sales & Marketing. Prior to January 1, 2002, those personnel performed support functions primarily related to healthcare subrogation. Effective January 1, 2002, such personnel moved under Corporate Sales & Marketing as they assumed a more active role in the management of client data and as members of the client solutions team. Prior year amounts have not been reclassified because management of the Company views this as a change in position.

     Depreciation and Amortization. Depreciation and amortization expenses decreased 31.8% to $4.1 million for the year ended December 31, 2002 from $6.0 million in 2001. The decrease in amortization expense was due to the adoption of FAS 142 by the Company on January 1, 2002. See Item
8. "Financial Statements and Supplementary Data -- Note 8 -- Goodwill and Other Intangible Assets".

     Income before Income Taxes. Income before income taxes for the year ended December 31, 2002 increased $6.5 million, or 28.9%, to $28.8 million from $22.3 million for the year ended December 31, 2001. The reasons for the increase were the additional provider bill audit revenue of $3.4 million in 2002 compared to 2001 and the incremental Healthcare Recovery Services revenue from the UHG contract termination in 2002 of $1.7 million, both described above under "Claims Revenues", as well as the adoption of FAS 142 on January 1, 2002, as described under "Depreciation and Amortization".

2001 COMPARED TO 2000

     Claims Revenues. Healthcare Recovery Services claims revenues for the year ended December 31, 2001 increased 0.5%, to $64.0 million from $63.6 million in 2000. This growth in claims revenues occurred primarily because of a 0.5% growth in healthcare claims recoveries, from $237.3 million in 2000 to $238.5 million in 2001. The effective fee rate remained the same for the two years at 26.8%.

     Total healthcare claims recoveries for 2001 increased approximately $1.2 million, or 0.5%, from 2000 healthcare claims recoveries. Healthcare subrogation recoveries for 2001 were approximately $2.1 million, or 1.0%, more than in 2000, primarily due to an increase in throughput. Provider bill audit recoveries decreased approximately $1.2 million, or 3.9%, compared to 2000, in large part due to hospital access issues encountered during the first three quarters of 2001. These access issues, which mainly stemmed from the delaying tactics of hospitals that wanted to minimize the costs of being audited and potential negative audit adjustments, were the primary reason that provider bill audit backlog grew to be approximately 35% of total Healthcare Recovery Services backlog as of December 31, 2001 compared to only 24% of total Healthcare Recovery Services backlog as of December 31, 2000. Total Healthcare Recovery Services backlog increased 19.7% to $1,414.8 million as of December 31, 2001 from $1,182.0 million as of December 31, 2000. Although most of the backlog growth related to provider bill audit, healthcare subrogation backlog at December 31, 2002 increased approximately $11.8 million, or 1.3%, compared to December 31, 2000. The decline in Healthcare Recovery Services throughput from 20.9% in 2000 to 18.4% in 2001, was entirely attributable to the increase in provider bill audit backlog, while related recoveries decreased.

     The decrease in Healthcare Recovery Services installed lives from 48.7 million at December 31, 2000 to 45.5 million at December 31, 2001 was caused by three factors. First, approximately 2.6 million lives were lost because clients were acquired by non-clients. Second, approximately 2.0 million lives associated with provider bill audit service clients which were not furnishing electronic claims data to the Company and were, therefore, relatively unproductive, were removed from the installed lives count. Third, approximately 1.3 million lives from UHG and 1.5 million lives from a managed care health organization based in the Northeast were terminated. These terminations did not, as a matter of contract, result in a decrease to the backlog.

     Cost of Revenues. Cost of revenues for the Healthcare Recovery Services segment increased 2.3% in 2001 to $31.1 million from $30.4 million in 2000. As a percentage of healthcare claims revenues, cost of revenues increased to 48.6% in 2001 from 47.7% in 2000. The increase in cost of revenues in total and as a percentage of claims revenues in 2001 compared to 2000 was primarily due to additional expenses for the investigation of files, including increases in staffing levels for the provider bill audit and overpayment recovery services related to new business sold during the year.

     Support Expenses. Support expenses for the Healthcare Recovery Services segment increased 80.4% to $4.9 million in 2001, from $2.7 million in 2000. Support expenses as a percentage of claims revenues increased from 4.2% for the year ended December 31, 2000 to 7.6% for the year ended December 31, 2001. Of the $2.2 million increase in support expenses, approximately $1 million was caused by a change in the reporting structure of certain systems support personnel from Corporate to Healthcare Recovery Services, effective January 1, 2001. These systems personnel included programmers dedicated to the maintenance of the legacy subrogation system and other systems personnel responsible for the installation and maintenance of client data extracts. Of the remaining $1.2 million increase, approximately $1 million was attributable to an increase in performance based incentive compensation and the remainder was due to growth in support expenses related to the provider bill audit product.

     Depreciation and Amortization. Depreciation and amortization expenses for the Healthcare Recovery Services segment were $6.0 million for the year ended December 31, 2001 compared to $5.7 million in 2000, an increase of 4.7%. The increase was primarily due to the addition of intangible assets related to the Subro Audit Acquisition final earn-out payment.

     Other -- Litigation Settlement. In the fourth quarter of 2000, the Company recorded a litigation settlement of approximately $3.0 million after it had reached an agreement in principle to settle the DeGarmo class action litigation against the Company in federal court in West Virginia. The settlement was paid in July 2001. See Item 3. "Legal Proceedings".

     Income before Income Taxes. Income before income taxes for the Healthcare Recovery Services segment for the year ended December 31, 2001 of $22.3 million was approximately $0.4 million or 1.9% more than income before income taxes of $21.9 million for the year ended December 31, 2000. Increases in Cost of Revenues and Support Expenses for the year ended December 31, 2001, compared to the year ended December 31, 2000, described above offset the Litigation Settlement expense, described above, incurred for the year ended December 31, 2000.

PROPERTY AND CASUALTY RECOVERY SERVICES

  Results of Operations

     The following tables present certain key operating indicators for the Property and Casualty Recovery Services segment for the periods indicated (dollars in millions):

        PROPERTY AND CASUALTY RECOVERY SERVICES-KEY OPERATING INDICATORS

                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Contracts in Force, beginning of period.....................   14      2    --
Outsourcing(1)..............................................    1      3     1
Referrals/Closed Claims(2)..................................   13      9     1
Terminations................................................  (1)     --    --
                                                               --     --     --
Contracts in Force, end of period...........................   27     14     2
                                                               ==     ==     ==

---------------

(1) Outsourcing refers to the full replacement of a client's internal subrogation recovery function by TransPaC Solutions, typically with a view to an ongoing relationship of indefinite period.
(2) Referrals/Closed Claims refer to project-related work assumed by TransPaC Solutions, typically with files transmitted by clients from time to time.

     The new outsource client shown in the table above for 2002 is Safe Auto, for which TransPaC Solutions will take over all subrogation recovery work as well as Safe Auto's existing work-in-process. Safe Auto reported direct written premiums of approximately $87.4 million in 2001. Safe Auto currently has in place approximately 94,000 policies.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Backlog(1)..................................................  $15.3    $ 3.6    $ 4.1
Claims recoveries...........................................  $ 2.8    $ 0.6    $0.04
Throughput(2)...............................................   29.6%    16.7%     N/A
Effective fee rate..........................................   24.2%    29.2%    29.0%
Claims revenues.............................................  $ 0.7    $ 0.2    $0.01

---------------

(1) Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing on behalf of its clients at a given point in time.
(2) Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

2002 COMPARED TO 2001

     Claims Revenues. Total Property and Casualty Recovery Services revenues for the year ended December 31, 2002 increased $491,000, or 263%, from the year ended December 31, 2001. Property and Casualty Recovery Services claims recoveries for 2002 were $2.8 million, an increase of $2.2 million over 2001. The growth in recoveries and revenues was caused by an increase in backlog from $3.6 million as of December 31, 2001 to $15.3 million as of December 31, 2002. Backlog growth was the result of the addition of 14 new client contracts during the year ended December 31, 2002 and the identification of additional potentially recoverable claims for clients in place at December 31, 2001.

     The Property and Casualty Recovery Services segment had a throughput rate of approximately 29.6% and 16.7% of average backlog for the years ended December 31, 2002 and 2001, respectively. The increase was due to recoveries growing more quickly than the average backlog over the year ended December 31, 2002.

     The Property and Casualty Recovery Services effective fee rate for the year ended December 31, 2002 decreased to 24.2% from 29.2% in 2001. The decrease in fee rate was primarily attributable to the change in mix of referral and closed claim contracts, which typically bear higher fees, and full outsourcing contracts, which typically bear lower fees, that occurred during the year ended December 31, 2002.

     Cost of Revenues. Cost of revenues for the Property and Casualty Recovery Services segment increased 120% for the year ended December 31, 2002 to $1.1 million, from $0.5 million in 2001. The increase was due to the addition of human resources and other expenses necessary to service the additional backlog. As a percentage of claims revenues, cost of revenues decreased to 163% in 2002 compared to 266% in 2001, due to the increase in revenue described above. In the subrogation industry, typically expenses related to investigations and other recovery-related activities are incurred well in advance of revenue recognition.

     Support Expenses. Support expenses for the Property and Casualty Recovery Services segment decreased 50% to $0.4 million in 2002 from $0.8 million in 2001. Support expenses decreased as a percentage of claims revenues from 403% in 2001 to 62% in 2002. The decrease in support expenses resulted from the movement of certain sales and marketing personnel from the Property and Casualty Services segment to Corporate Sales & Marketing. Prior year amounts have not been reclassified because management of the Company views this as a change in position.

2001 COMPARED TO 2000

     Claims Revenues. Total Property and Casualty Recovery Services revenues for 2001 were $187,000, an increase of $176,000 over 2000. Property and Casualty Recovery Services claims recoveries for the year ended December 31, 2001 were $640,000, an increase of $602,000 over 2000. The increases in both revenues and recoveries were due to the fact that TransPaC Solutions did not begin operations until the quarter ended September 30, 2000.

     The Property and Casualty Recovery Services effective fee rate for the year ended December 31, 2001 increased to 29.2% from 29.0% for 2000.

     Backlog. Backlog for the Property and Casualty Recovery Services segment decreased to $3.6 million at December 31, 2001 from $4.1 million at December 31, 2000. The decrease in backlog from December 31, 2000 to December 31, 2001 was due to the receipt of a large pending file project received and placed into backlog in the last month of 2000.

     The Property and Casualty Recovery Services segment had a throughput rate of approximately 16.7% of average backlog for the year ended December 31, 2001.

     Cost of Revenues. Cost of revenues for the Property and Casualty Recovery Services segment increased 757% for the year ended December 31, 2001 to $497,000, from $58,000 in 2000. As a percentage of claims revenues, cost of revenues decreased to 266% in 2001 compared to 527% in 2000, due to the increase in revenue described above. In the subrogation industry, typically expenses related to investigations and other recovery-related activities are incurred well in advance of revenue recognition.

     Support Expenses. Support expenses for the Property and Casualty Recovery Services segment were $754,000 in 2001 compared to $314,000 in 2000, primarily due to the addition of management and other resources to support operations. TransPaC began operations during the quarter ended September 30, 2000. Prior to that time and for the year ended December 31, 2000, support expenses consisted of sales resources and marketing expenses.

SOFTWARE

  Results of Operations

2002 COMPARED TO 2001

     Revenues. The Software segment recognized $764,000 in revenue during the year ended December 31, 2002, all derived from internal clients (i.e., the Healthcare Recovery Services and Property and Casualty Recovery Services segments) except for $12,000.

     Cost of Revenues. Cost of revenues for the Software segment for the year ended December 31, 2002 was approximately $598,000. This includes approximately $454,000 of depreciation and amortization of software in service. Approximately $144,000 of the cost of revenues for the year ended December 31, 2002 related to the support and maintenance of the software.

     Support Expenses. For the year ended December 31, 2002, the Software segment incurred approximately $1.9 million in expenditures in connection with the creation of new software products for the insurance industry. Approximately $1.1 million of support expenditures were capitalized in 2002, resulting in net reported expenses of $0.8 million.

     Research and Development. The Company incurred approximately $1.6 million of expenses in 2001 related to research and development activities in connection with the creation of new products for the insurance industry, of which approximately $1.1 million were capitalized, resulting in net reported expenses of $0.5 million. There were no research and development expenses in the year ended December 31, 2002 because the products that were in development in 2001 became operational in 2002. See Item 1. "Business -- Industry -- Software".

     The Company expects to incur additional expenses of between $2.0 million and $2.5 million for research and development with respect to the creation of enhancements of existing software applications in 2003, of which approximately $925,000 is expected to be capitalized. In addition, as of December 31, 2002, the Company has capitalized approximately $2.4 million of costs in accordance with accounting principles generally accepted in the United States of America for the development of software for sale to unrelated parties.

2001 COMPARED TO 2000

     Support Expenses. The Company began development of new software products during the quarter ended September 30, 2000. For the year ended December 31, 2000, support expenses consisted of sales and marketing related expenses.

     Research and Development. The Company incurred approximately $1.6 million of expenses in 2001 related to research and development activities in connection with the creation of new products for the insurance industry, of which approximately $1.1 million were capitalized, resulting in net reported expenses of $0.5 million. For the year ended December 31, 2000, the Company incurred approximately $0.5 million in costs related to research and development activities of which approximately $0.1 million were capitalized, resulting in net reported expenses of $0.4 million.

ENTIRE COMPANY

                                   EMPLOYEES

                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Direct operations...........................................  522    555    536
Support.....................................................  144    143    141
                                                              ---    ---    ---
Total employees.............................................  666    698    677
                                                              ===    ===    ===

2002 COMPARED TO 2001

     Depreciation and Amortization. Depreciation and amortization expenses decreased 29.0% to $4.8 million for the year ended December 31, 2002 from $6.7 million in 2001. The decrease in amortization expense was due to the adoption of FAS 142 by the Company on January 1, 2002. See Item 8. "Financial Statements and Supplementary Data -- Note 8 -- Goodwill and Other Intangible Assets". In addition, approximately $454,000 of depreciation and amortization related to the Software segment is included in Cost of Revenues for the year ended December 31, 2002 as it is a direct cost of software in service. For the year ended December 31, 2001, the corresponding depreciation and amortization was recorded in the Depreciation and Amortization line item.

     Interest Income. Interest income decreased $0.5 million, or 66.6%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The decrease was primarily due to the payment, during the quarter ended June 30, 2001, of an earn-out relating to an acquisition which reduced the restricted cash balance and to lower interest rates in 2002.

     Interest Expense. Interest expense totaled $0.5 million and $0.9 million for the years ended December 31, 2002 and 2001, respectively. The decrease in interest expense for 2002 was primarily due to a decrease in borrowed funds resulting from the release of restricted cash in July 2001, the proceeds from the sale of the Milwaukee building in November 2001 and to lower interest rates in 2002.

     Other -- Loss on Disposal of Assets. In November 2001, the Company sold its building in New Berlin, Wisconsin to a third party at a loss of $1.0 million. The Company acquired the building on January 25, 1999 in the Subro Audit Acquisition.

     Tax. The Company accrued its income tax at an effective rate of 38.3% for the year ended December 31, 2002. This rate was lower than the Company's historical effective income tax rate due to research and experimental tax credits, which included a one-time recapture for the previous four tax years, and state tax planning initiatives implemented during 2002.

     The effective income tax rate was approximately 31.3% for the year ended December 31, 2001. The lower effective income tax rate as compared to 2002, resulted from the reversal in 2001 of previously accrued taxes reducing the tax provision for the third quarter by $681,000, net, or approximately $0.07 per share. This accrual related primarily to certain non-cash compensation charges taken in connection with the initial public offering of the Company's stock in 1997.

     Management believes that adequate amounts of tax and related interest and penalties, if any, have been provided for any adjustments that may result.

     Net Income. Net income for the year ended December 31, 2002 increased $2.2 million, or 48.6%, to $6.8 million or $0.72 per diluted common share, from $4.6 million, or $0.46 per diluted common share, for the year ended December 31, 2001. The primary reasons for the increases in net income and diluted earnings per share were: the loss on the sale of the Milwaukee building ($591,000 after tax) in 2001, the reversal of previously accrued income taxes described below under "Tax" in 2001, the adoption of FAS 142 on January 1, 2002 as described under "Depreciation and Amortization" above and the incremental Healthcare Recovery Services revenue from the UHG contract termination in 2002. See "Concentration of Clients".

2001 COMPARED TO 2000

     Depreciation and Amortization. Depreciation and amortization expenses increased 5.2% to $6.7 million for the year ended December 31, 2001 from $6.4 million in 2000. The increase in depreciation expense was attributable to the purchased property and equipment and internally developed software related to the system upgrades. The increase in amortization expense was attributable to the addition of intangible assets related to the Subro Audit Acquisition final earn-out payment.

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

     Other -- Special Committee Expenses. In August 1999, the Company's Board of Directors appointed the Special Committee to evaluate strategic alternatives available to the Company, including its possible sale. During the first quarter of 2000, the Company incurred $90,000 of expenses related to the work of the committee. In March 2000, after determining that the interests of the Company's shareholders would be best served by focusing on building the Company's business, the Special Committee ceased seeking a buyer for the Company and its efforts to enhance shareholder value were assumed by the full Board of Directors. See Item 8. "Financial Statements and Supplementary Data -- Note
16 -- Special Committee".

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

     Net Income. Net income for the year ended December 31, 2001 increased $1.0 million, or 29.5%, to $4.6 million or $0.46 per diluted share, from $3.6 million, or $0.33 per diluted share, for the year ended

December 31, 2000. Net income increased primarily as a result of the accrual of $1.8 million of expenses, net of income taxes, at December 31, 2000 related to the DeGarmo litigation settlement described above. However, the increase in net income resulting from the DeGarmo litigation settlement was partially offset by an increase in net after tax expenses related to the Company's business development activities of approximately $1.1 million in 2001. In addition, there were two significant, non-recurring items in 2001 which together resulted in an increase to net income of $90,000: the loss on the disposal of property of approximately $591,000, net of tax; and the reversal of income taxes previously accrued for the non-cash compensation charge in 1997 of approximately $681,000, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's statements of cash flows for the years ended December 31, 2002, 2001 and 2000 are summarized below:

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Net cash provided by operating activities..............  $ 13,724   $ 5,952   $ 8,445
Net cash (used in) provided by investing activities....    (3,925)    1,327    (5,500)
Net cash (used in) financing activities................   (10,077)   (6,029)   (3,115)
                                                         --------   -------   -------
Net (decrease) increase in cash and cash equivalents...  $   (278)  $ 1,250   $  (170)
                                                         ========   =======   =======

     The Company had working capital of $8.8 million at December 31, 2002, including cash and cash equivalents of $2.3 million, compared with working capital of $10.4 million at December 31, 2001.

     Net cash provided by operating activities increased $7.8 million for the year ended December 31, 2002 over the year ended December 31, 2001 primarily as a result of the $3.0 million litigation settlement that was accrued as an expense in 2000 and paid in 2001. In addition, an increase of approximately $2.0 million in accrued expenses, primarily related to incentive compensation and benefit accruals, including the healthcare self-insurance provision for future claims that the Company began to accrue on January 1, 2002, contributed to the increase in net cash provided by operating activities. Although accounts receivable as of December 31, 2002 were approximately the same as the balance as of December 31, 2001, the number of days' sales outstanding decreased from 55 days to 49 days because the Company resolved a collection issue with a provider bill audit client. Net cash provided by operating activities for the year ended December 31, 2001 of $6.0 million declined approximately $2.5 million from the year ended December 31, 2000 primarily because of an increase in the accounts receivable balance as well as in days' sales outstanding, this latter increase being attributable to the 2001 provider bill audit collection issue described above. Net cash provided by operating activities was used to repay amounts outstanding under the Company's Revolving Credit Facility and to repurchase the Company's common stock on the open market.

     Net cash used in investing activities for the year ended December 31, 2002 includes purchases of property and equipment principally related to the development and conversion to the Troveris software. The Company capitalized approximately $2.0 million of internally-developed software during 2002 and 2001. During the year ended December 31, 2001, approximately $2.6 million had been included as restricted cash to pay earn-outs related to the Subro Audit Acquisition was released from restricted cash into operating cash as the earn-outs had been paid in full.

     Net cash used in financing activities for the years ended December 31, 2002 and 2001 reflects $4.0 million and $6.0 million in net cash repayments, respectively, with respect to the Company's Revolving Credit Facility. The Company repurchased approximately $6.5 million and $79,000 of treasury stock during the years ended December 31, 2002 and 2001, respectively.

     On November 1, 2001, the Company entered into a revolving credit facility with National City Bank of Kentucky, Bank One Kentucky, N.A. and Fifth Third Bank (the "Revolving Credit Facility"). The Company's obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. The Revolving Credit Facility carries a maximum borrowing capacity of $40 million and will mature October 31, 2004. Principal amounts outstanding under the Revolving Credit Facility will bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined fixed margin. At December 31, 2002, the interest rate was 3.19% based on the one-month Eurodollar Rate plus the fixed margin. The Revolving Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. At December 31, 2002, $4 million was outstanding under the Revolving Credit Facility. See Item 8. "Financial Statements and Supplementary Data -- Note 11 -- Derivatives" and "-- Note
12 -- Credit Facility".

     At December 31, 2002 and 2001, the Company reported as a current asset on its balance sheets, restricted cash of $17.8 million and $18.0 million, respectively. Restricted cash at December 31, 2002 and 2001 represented claims recoveries by the Company for its clients. At December 31, 2002 and 2001, the Company reported on its balance sheets, as a current liability, funds due clients of $12.4 million and $12.9 million, respectively, representing recoveries to be distributed to clients, net of the fee earned on such recoveries.

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

     The following summarizes the Company's contractual obligations at December 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands):

                                                                                   MORE
                                                    LESS THAN    1-3      4-5      THAN
                                           TOTAL     1 YEAR     YEARS    YEARS    5 YEARS
                                          -------   ---------   ------   ------   -------
Contractual Obligations:
  Long-term debt........................  $ 4,000    $   --     $4,000   $   --   $   --
  Operating leases......................   12,130     2,250      4,433    4,116    1,331
  Deferred compensation.................       80        --         80       --       --
                                          -------    ------     ------   ------   ------
  Total contractual obligations.........  $16,210    $2,250     $8,513   $4,116   $1,331
                                          =======    ======     ======   ======   ======

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

CONCENTRATION OF CLIENTS

     The Company provides services to healthcare plans that as of December 31, 2002 covered approximately 41.6 million lives. The Company's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations. The Company has two clients that individually comprise more than 10% of the Company's revenue. The Company's largest source of revenue is UnitedHealth Group ("UHG"). For the years ended December 31, 2002, 2001 and 2000, UnitedHealth Group generated 28%, 27% and 24% of the Company's revenues, respectively. Wellpoint Health Network Inc. accounted for 14%, 11% and 7% of the Company's total revenues for the years ended December 31, 2002, 2001 and 2000, respectively as well as 32% and 40% of the Company's accounts receivable balance at December 31, 2002 and 2001, respectively. HealthNet accounted for 15% and 9% of the Company's accounts receivable balance at December 31, 2002 and 2001, respectively.

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

     The Company performs its services on a reasonable efforts basis and does not obligate itself to deliver any specific result. Contracts with its customers are generally terminable on 60 to 180 days' notice by either party, although in a few cases the contracts extend over a period of years. The Company's contracts generally provide that in the event of termination, the Company is entitled to complete the recovery process on the existing backlog or to receive a cash payment designed to approximate the gross margin that would otherwise have been earned from the recovery on the backlog of the terminating client. On December 31, 2002, the Company had Healthcare Recovery Services backlog of $1,559.0 million.

     During 2002, UHG management informed the Company of its intention to terminate subrogation services with respect to all but 1.8 million lives of the
9.7 million lives then subject to the Company's services under a contract with UHG. UHG's termination of these services resulted from its decision to bring subrogation recovery services back inside UHG, where they will be performed by its Ingenix strategic business unit. The Company expects to continue recovering on the backlog as to which UHG terminated the Company's services, a process that the Company expects will be completed in 5 to 6 years. The Company's contract with UHG expired in accordance with its terms on February 1, 2003 except with respect to 1.8 million lives as to which the Company continues to provide healthcare subrogation recovery services.

OTHER MATTERS

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

  Stock Repurchase Plan

     The Company's Board of Directors authorized the repurchase of up to $20 million of the Company's Common Stock in the open market, including $10 million authorized on May 10, 2002, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $20 million of the Company's Common Stock or until it otherwise determines to terminate the stock repurchase plan. The Company repurchased 1,304,743 shares of its own stock during the year ended December 31, 2002, respectively, at an average price of $4.96. From inception of the program through December 31, 2002, the total number of repurchased shares is 3,097,008 at a cost of $13.6 million, or an average cost of $4.39 per share. Except for

9,397 shares previously repurchased but re-issued in connection with an employee restricted stock award, all of the reacquired shares of Common Stock through December 31, 2002 are reflected as treasury stock on the accompanying Balance Sheets.

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

  Related Party Transactions

     The Company has a contract for legal services with a professional service corporation, Sharps & Associates, PSC, an entity owned solely by one of the Company's officers, Douglas R. Sharps. This arrangement exists solely for the benefit of the Company. Its purpose is to minimize the costs of legal services purchased by the Company on behalf of its clients. Mr. Sharps receives no financial or other personal benefits from his ownership of this firm. All payments to Sharps & Associates are reviewed and approved by the Audit Committee of the Company's Board of Directors. For the years ended December 31, 2002, 2001 and 2000, approximately $3,346,000, $3,385,000 and $2,484,000 was paid to this law firm for such legal services, including all employees and expenses.

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

     At Mr. McGinnis' request, following conversations with his lender, on February 12, 1999, the Board of Directors approved a loan in the amount of $350,000 to Mr. McGinnis, in exchange for a full recourse promissory note in the same amount from Mr. McGinnis. On June 30, 2000, at the direction of the Board of

Directors and in accordance with terms authorized by it, the Company loaned Mr. McGinnis an additional $500,000. Under these terms, the $500,000 loan to Mr. McGinnis was combined with his existing debt to the Company of $350,000 of principal and $36,520 of accrued interest. Mr. McGinnis delivered to the Company his full recourse promissory note in the amount of $886,520, bearing interest at a fixed rate of 6.62% per annum (the applicable Federal mid-term rate in effect for tax purposes at the date of the note), compounded annually (the "Amended Promissory Note"), and the Company cancelled the old promissory note evidencing the prior debt. The Amended Promissory Note provides for mandatory prepayments from certain of the proceeds received by Mr. McGinnis from his sale of the Company's securities and any related transactions. The promissory note and all accrued interest are due and payable upon the earlier of January 1, 2005 or the termination of Mr. McGinnis's employment with the Company. At December 31, 2002, the promissory note of $886,520 and accrued interest of $39,908 were outstanding.

     On June 30, 2000, pursuant to the Board of Directors' authorization and in accordance with the terms of the Amended Promissory Note, the Company and Mr. McGinnis entered into a deferred compensation agreement (the "Agreement"). Under the Agreement, 50% of the amount otherwise payable to Mr. McGinnis under the Company's Management Group Incentive Compensation Plan is to be deferred until the Amended Promissory Note is paid in full, with such deferred compensation then being paid in full to Mr. McGinnis within 30 days thereafter. The Company has full right of set-off against any deferred compensation under the Agreement should Mr. McGinnis default under the Amended Promissory Note. At the election of Mr. McGinnis, the payment of the deferred compensation, upon payment of the Amended Promissory Note, may be extended for a period of not more than ten years. At December 31, 2002, the amount of deferred compensation was $72,354, with accrued interest of $7,627.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

     An element of market risk exists for the Company from changes in interest rates related to its Revolving Credit Facility, which matures October 31, 2004. The impact on earnings and the value of any debt on the Company's balance sheets are subject to change as a result of movements in market rates and prices as the Revolving Credit Facility is subject to variable interest rates. However, the Company does not expect changes in interest rates to have a material effect on its financial position, results of operations or cash flows in 2003. As of December 31, 2002, the Company had $4.0 million outstanding under its Revolving Credit Facility. Through the interest rate swap contract the Company has entered into, the Company has fixed the interest rate on the entire $4.0 million of the Revolving Credit Facility at 5.41% or 5.66% (contingent on the status of a financial ratio). See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Trover Solutions, Inc.

     In our opinion, the accompanying balance sheets and the related statements of income, changes in stockholders' equity and comprehensive income and cash flows appearing on pages 44 through 47 of this annual report on Form 10-K present fairly, in all material respects, the financial position of Trover Solutions, Inc. (the "Company") at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the financial statements, the Company ceased amortizing goodwill effective January 1, 2002.

PricewaterhouseCoopers LLP

Louisville, Kentucky
February 7, 2003

                             TROVER SOLUTIONS, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                               2002      2001
                                                              -------   -------
                                    ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 2,269   $ 2,547
  Restricted cash...........................................   17,764    18,035
  Accounts receivable, less allowance for doubtful accounts
    of $531 in 2002 and $509 in 2001........................    9,389     9,382
  Other current assets......................................    2,319     1,805
                                                              -------   -------
         Total current assets...............................   31,741    31,769
                                                              -------   -------
Property and equipment, net.................................    6,452     6,619
Goodwill, net...............................................   29,146    29,146
Identifiable intangibles, net...............................    3,810     4,372
Other assets................................................    2,424     2,557
                                                              -------   -------
         Total assets.......................................  $73,573   $74,463
                                                              =======   =======
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $ 1,653   $ 1,308
  Accrued expenses..........................................    4,699     3,612
  Accrued bonuses...........................................    3,208     2,239
  Funds due clients.........................................   12,368    12,876
  Income taxes payable......................................      429       300
  Deferred income tax liability.............................      616     1,007
                                                              -------   -------
         Total current liabilities..........................   22,973    21,342
Other liabilities...........................................    3,151     2,355
Long-term borrowings........................................    4,000     8,000
                                                              -------   -------
         Total liabilities..................................   30,124    31,697
                                                              -------   -------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000 shares authorized;
    no shares issued or outstanding.........................       --        --
  Common stock, $.001 par value; 20,000 shares authorized;
    8,588 shares and 9,791 shares outstanding at December
    31, 2002 and 2001, respectively.........................       12        12
  Capital in excess of par value............................   23,154    22,758
  Other.....................................................     (926)     (973)
  Treasury stock at cost; 3,088 shares and 1,792 shares at
    December 31, 2002 and 2001, respectively................  (13,553)   (7,116)
  Accumulated other comprehensive income....................      (87)       27
  Unearned compensation.....................................      (39)       --
  Retained earnings.........................................   34,888    28,058
                                                              -------   -------
         Total stockholders' equity.........................   43,449    42,766
                                                              -------   -------
         Total liabilities and stockholders' equity.........  $73,573   $74,463
                                                              =======   =======

    The accompanying notes are an integral part of the financial statements.

                             TROVER SOLUTIONS, INC.

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                               2002      2001      2000
                                                              -------   -------   -------
Claims revenues.............................................  $69,478   $64,147   $63,627
Cost of revenues............................................   33,492    31,589    30,432
                                                              -------   -------   -------
          Gross profit......................................   35,986    32,558    33,195
Support expenses............................................   19,924    17,499    17,061
Depreciation and amortization...............................    4,760     6,701     6,372
Research and development....................................       --       537       366
                                                              -------   -------   -------
          Operating income..................................   11,302     7,821     9,396
Interest income.............................................      262       785     1,104
Interest expense............................................     (494)     (903)   (1,341)
Other -- Loss on disposal of assets.........................       --    (1,010)       --
Other -- Litigation settlement..............................       --        --    (3,000)
Other -- Special Committee expenses.........................       --        --       (90)
                                                              -------   -------   -------
          Income before income taxes........................   11,070     6,693     6,069
Provision for income taxes..................................    4,240     2,097     2,519
                                                              -------   -------   -------
          Net income........................................  $ 6,830   $ 4,596   $ 3,550
                                                              =======   =======   =======
Earnings per common share (basic)...........................  $  0.74   $  0.47   $  0.33
                                                              =======   =======   =======
Earnings per common share (diluted).........................  $  0.72   $  0.46   $  0.33
                                                              =======   =======   =======

    The accompanying notes are an integral part of the financial statements.

                             TROVER SOLUTIONS, INC.

               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                           CAPITAL IN                           ACCUMULATED
                                        COMMON STOCK       EXCESS OF    RETAINED                   OTHER
                                     -------------------      PAR       EARNINGS    TREASURY   COMPREHENSIVE     UNEARNED
                                       SHARES     AMOUNT     VALUE      (DEFICIT)    STOCK        INCOME       COMPENSATION   OTHER
                                     ----------   ------   ----------   ---------   --------   -------------   ------------   -----
Balances, December 31, 1999........  11,208,707    $12      $22,541      $19,912    $ (1,373)      $  --           $ --       $(369)
 Net Income........................                                        3,550
 Issuance of Common Stock..........      29,929                  92
 Repurchase of Common Stock........  (1,467,765)                                      (5,664)
 Other.............................                               4                                                            (543)
                                     ----------    ---      -------      -------    --------       -----           ----       -----
Balances, December 31, 2000........   9,770,871     12       22,637       23,462      (7,037)         --             --        (912)
 Comprehensive income:
 Net income........................                                        4,596
 Other comprehensive income:
 Cash flow hedge (net of deferred
   tax expense of $19).............                                                                   27
                                     ----------    ---      -------      -------    --------       -----           ----       -----
 Total comprehensive income........
 Issuance of Common Stock..........      39,829                 111
 Repurchase of Common Stock........     (19,500)                                         (79)
 Other.............................                              10                                                             (61)
                                     ----------    ---      -------      -------    --------       -----           ----       -----
Balances, December 31, 2001........   9,791,200     12       22,758       28,058      (7,116)         27             --        (973)
 Comprehensive income:
 Net income........................                                        6,830
 Other comprehensive income:
 Cash flow hedge (net of deferred
   tax benefit of $77).............                                                                 (114)            --
                                     ----------    ---      -------      -------    --------       -----           ----       -----
 Total comprehensive income........
 Issuance of Common Stock..........      91,843                 353
 Repurchase of Common Stock........  (1,304,743)                                      (6,477)
 Other.............................       9,397                  43                       40                        (39)         47
                                     ----------    ---      -------      -------    --------       -----           ----       -----
Balances, December 31, 2002........   8,587,697    $12      $23,154      $34,888    $(13,553)      $ (87)          $(39)      $(926)
                                     ==========    ===      =======      =======    ========       =====           ====       =====


                                      TOTAL
                                     -------
Balances, December 31, 1999........  $40,723
 Net Income........................    3,550
 Issuance of Common Stock..........       92
 Repurchase of Common Stock........   (5,664)
 Other.............................     (539)
                                     -------
Balances, December 31, 2000........   38,162
 Comprehensive income:
 Net income........................    4,596
 Other comprehensive income:
 Cash flow hedge (net of deferred
   tax expense of $19).............       27
                                     -------
 Total comprehensive income........    4,623
 Issuance of Common Stock..........      111
 Repurchase of Common Stock........      (79)
 Other.............................      (51)
                                     -------
Balances, December 31, 2001........   42,766
 Comprehensive income:
 Net income........................    6,830
 Other comprehensive income:
 Cash flow hedge (net of deferred
   tax benefit of $77).............     (114)
                                     -------
 Total comprehensive income........    6,716
 Issuance of Common Stock..........      353
 Repurchase of Common Stock........   (6,477)
 Other.............................       91
                                     -------
Balances, December 31, 2002........  $43,449
                                     =======

    The accompanying notes are an integral part of the financial statements.

                             TROVER SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                2002      2001     2000
                                                              --------   ------   ------
Cash flows from operating activities:
  Net income................................................  $  6,830   $4,596   $3,550
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Depreciation and amortization.............................     5,212    6,701    6,372
  Deferred income taxes.....................................       894    1,449     (640)
  Other.....................................................       (96)      37        4
  Loss on disposal of assets................................        --    1,010       --
  Changes in operating assets and liabilities:
     Restricted cash........................................       271   (1,384)     287
     Accounts receivable....................................        (7)  (1,722)    (790)
     Other current assets...................................      (562)    (282)     268
     Other assets...........................................      (376)    (970)  (1,229)
     Trade accounts payable.................................       345       77     (683)
     Accrued expenses.......................................     2,056   (3,095)   1,682
     Funds due clients......................................      (508)     439     (741)
     Income taxes payable...................................       154   (1,085)     367
     Other liabilities......................................      (489)     181       (2)
                                                              --------   ------   ------
          Net cash provided by operating activities.........    13,724    5,952    8,445
                                                              --------   ------   ------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................        --    2,551   (3,765)
  Purchases of property and equipment.......................    (2,000)  (2,004)  (1,684)
  Capitalization of internally developed software...........    (1,925)  (1,831)  (1,392)
  Disposals of property and equipment.......................        --    2,611    1,341
                                                              --------   ------   ------
          Net cash (used in) provided by investing
            activities......................................    (3,925)   1,327   (5,500)
                                                              --------   ------   ------
Cash flows from financing activities:
  Issuance of common stock..................................       353      111       92
  Repurchase of common stock................................    (6,477)     (79)  (5,664)
  Line of credit proceeds...................................       800    1,500    8,700
  Line of credit repayments.................................    (4,800)  (7,500)  (5,700)
  Other.....................................................        47      (61)    (543)
                                                              --------   ------   ------
Net cash used in financing activities.......................   (10,077)  (6,029)  (3,115)
                                                              --------   ------   ------
Net (decrease) increase in cash and cash equivalents........      (278)   1,250     (170)
Cash and cash equivalents, beginning of period..............     2,547    1,297    1,467
                                                              --------   ------   ------
Cash and cash equivalents, end of period....................  $  2,269   $2,547   $1,297
                                                              ========   ======   ======
Supplemental cash flows disclosure:
Income tax payments.........................................  $  3,341   $1,734   $2,896
                                                              ========   ======   ======
Cash paid for interest expense..............................  $    471   $1,073   $1,140
                                                              ========   ======   ======

    The accompanying notes are an integral part of the financial statements.

                             TROVER SOLUTIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Trover Solutions, Inc., a Delaware corporation, was incorporated on June 30, 1988. The Company provides subrogation and certain other claims recovery and cost containment services, on an outsourcing basis, to the private healthcare payor industry and the property and casualty insurance industry. Its primary business is medical claims recovery, and its primary product is subrogation recovery, i.e., the Company identifies, investigates and recovers accident-related medical benefits incurred by its healthcare payor and insurance clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance. The Company's other medical claims recovery services include (1) the auditing of the bills of medical providers, particularly hospitals, for accuracy, correctness and compliance with contract terms ("provider bill audit"), (2) the recovery of overpayments attributable to duplicate payments, failures to coordinate benefits and similar errors in payment ("overpayments"), and (3) the auditing of physician evaluation and management claims for consistency with medical records, in accordance with federal guidelines ("MD Audit").

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

                             TROVER SOLUTIONS, INC.

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

     Depreciation expense for the years ended 2002, 2001 and 2000 was $4.1 million, $4.0 million, and $3.8 million, respectively.

INTANGIBLE ASSETS

     Goodwill represented the unamortized excess of cost over the fair value of tangible and identifiable intangible assets acquired and was amortized on a straight-line basis over twenty years through December 31, 2001. Effective January 1, 2002, the Company adopted FAS 142 under which goodwill is no longer amortized but instead is assessed for impairment at least annually. See Note 8, "Goodwill and Other Intangible Assets". Identifiable intangible assets are being amortized on a straight-line basis over varying periods, ranging from four to fifteen years. Amortization expense for the years ended 2002, 2001 and 2000 was $1.1 million, $2.7 million, and $2.6 million, respectively.

REVENUE RECOGNITION

     Revenues for the Healthcare Recovery Services segment are generally derived from contingent fee arrangements whereby the Company receives a percentage of the amount successfully recovered on behalf of its clients. Subrogation revenues and the related receivables are recognized when a fee is earned based on settlement of the case. A case is deemed settled when the Company can confirm that the parties agree on all material terms associated with the settlement. Revenues and the related receivables for provider bill audit, overpayment and physician audit recovery services are generally recognized upon completion of the audit or identification of the overpayment in accordance with client contract terms.

     Revenues for the Property and Casualty Recovery Services segment are generally derived from contingent fee arrangements whereby the Company receives a percentage of the amount successfully recovered on behalf of its clients. These revenues and the related receivables are recognized when a fee is earned based on settlement of the case. A case is deemed settled when the Company can confirm that the parties agree on all material terms associated with the settlement.

     The Software segment provides software to clients in an application service provider model. As such, revenues are recognized at the time the application is provided to the client.

     The Company establishes an allowance for doubtful accounts to reduce its receivables to their net realizable value. The allowances are estimated by management based on general factors such as the aging of the receivables and historical collection experience.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 provides guidance on revenue recognition and related disclosures and was effective beginning October 1, 2000. The Company was previously

                             TROVER SOLUTIONS, INC.

following the requirements provided under SAB 101 and, accordingly, the implementation of this pronouncement had no impact on the Company's financial position or results of operations for 2002, 2001 or 2000.

RESEARCH AND DEVELOPMENT

     During 2000, the Company began research and development activities in connection with the creation of new products for the insurance industry. The Company charges all research and development costs to expense when incurred. The Company incurred $537,000 and $366,000 of expenses related to research and development during 2001 and 2000, respectively.

PROVISION FOR INCOME TAXES

     The provision for income taxes has been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided against these deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

STOCK BASED COMPENSATION PLANS

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of SFAS 123" which provides alternative methods for a voluntary change to the fair value method of accounting for stock-based compensation and amends the disclosure requirements of SFAS 123. The Company has elected to continue to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations. The following disclosures are provided in accordance with SFAS 148.

     The Company has various stock-based compensation plans, which are described in Note 13. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123. "Accounting for Stock-Based Compensation" to stock-based employee compensation (dollars in thousands, except per share results):

                                                   2002     2001     2000
                                                  ------   ------   ------
Net income as reported..........................  $6,830   $4,596   $3,550
Less: total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects.......................................    (799)  (1,323)  (2,140)
                                                  ------   ------   ------
Pro forma net income............................  $6,031   $3,273   $1,410
                                                  ======   ======   ======
Earnings per common share:
As reported (basic).............................  $ 0.74   $ 0.47   $ 0.33
As reported (diluted)...........................    0.72     0.46     0.33
Pro forma (basic)...............................    0.65     0.33     0.13
Pro forma (diluted).............................    0.64     0.33     0.13

     The effects of applying SFAS No. 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma net income or earnings per common share for future years because variables such as

                             TROVER SOLUTIONS, INC.

option grants, option exercises, and stock price volatility included in the disclosures may not be indicative of actual future activity.

EARNINGS PER COMMON SHARE

     A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations follows (dollars in thousands, except per share results):

                                                                                        PER-SHARE
                                                              NET INCOME     SHARES      RESULTS
                                                              ----------   ----------   ---------
YEAR ENDED DECEMBER 31, 2002:
  Basic earnings per common share...........................    $6,830      9,223,183     $0.74
  Effect of dilutive stock options..........................        --        254,199     (0.02)
  Diluted earnings per common share.........................     6,830      9,477,382      0.72
YEAR ENDED DECEMBER 31, 2001:
  Basic earnings per common share...........................     4,596      9,794,343      0.47
  Effect of dilutive stock options..........................        --        160,447     (0.01)
  Diluted earnings per common share.........................     4,596      9,954,790      0.46
YEAR ENDED DECEMBER 31, 2000:
  Basic earnings per common share...........................     3,550     10,654,995      0.33
  Effect of dilutive stock options..........................        --         72,627        --
  Diluted earnings per common share.........................     3,550     10,727,622      0.33

     Basic earnings per common share were computed based on the weighted-average number of shares outstanding during the year. The dilutive effect of stock options is calculated using the treasury stock method. Options to purchase 947,834, 1,298,653 and 1,470,978 shares for the years ended December 31, 2002,
2001 and 2000, respectively, were not included in the computation of diluted earnings per common share because the exercise prices of these options were greater than the average market price of the common shares during the respective years, and therefore, the effect would have been antidilutive.

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

                             TROVER SOLUTIONS, INC.

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

     Effective January 1, 2002, the Company has three segments which qualify as reportable segments based on qualitative guidelines. The segments include:
Healthcare Recovery Services, Property and Casualty Recovery Services and Software. Prior to that date, the Company reported one segment which was Healthcare Services. The Company did not have any products or services which met the quantitative or qualitative guidelines for segment reporting prior to January 1, 2002.

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

     Also, in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets", which establishes the accounting for goodwill and other intangible assets following their recognition. FAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. FAS 142 provides that goodwill should not be amortized but should be tested for impairment at the reporting unit annually, and at other times as events or circumstances indicate an impairment may have occurred, using a fair-value based approach. In addition, FAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment. FAS 142 was effective for the Company beginning on January 1, 2002. The Company was required to perform a transitional impairment test under FAS 142 for all goodwill recorded as of January 1, 2002. During the three months ended June 30, 2002, the Company completed the transitional impairment test under FAS 142 for all goodwill recorded as of January 1, 2002. See Note 8 "Goodwill and Other Intangible Assets".

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (FAS 143), "Accounting for Asset Retirement Obligations". FAS 143 is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company believes that the adoption of this standard will not have a significant effect on its financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 is effective for fiscal years beginning after December 15, 2001. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business segment. FAS 144 establishes a single accounting model, based on the

                             TROVER SOLUTIONS, INC.

framework established in FAS 121. The adoption of FAS 144 had no significant impact on the Company's financial statements.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (FAS 146), "Accounting for Exit or Disposal Activities". FAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires liabilities associated with exit and disposal activities to be expensed as incurred. FAS 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The Company will apply the provisions of FAS 146 to any future restructuring activity.

     In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation is effective for qualified guarantees entered into or modified after December 31, 2002. This interpretation is not expected to have a material impact on the Company's financial position, results of operations or cash flows. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has no guarantees requiring disclosure under FIN 45 at December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of SFAS 123", which provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. See "-- Stock Based Compensation Plans" and Note 13 "Stock Based Compensation" for the disclosures required by this statement.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any variable interest entities as defined under FIN 46.

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

                             TROVER SOLUTIONS, INC.

3. INCOME TAXES

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

     The provision (benefit) for income taxes for the years ended December 31, 2002, 2001 and 2000 consists of the following (in thousands):

                                                              2002     2001     2000
                                                             ------   ------   ------
Current:
  Federal..................................................  $2,588   $  486   $2,395
  State and local..........................................     758      162      764
                                                             ------   ------   ------
                                                              3,346      648    3,159
                                                             ------   ------   ------
Deferred:
  Federal..................................................     762    1,091     (531)
  State and local..........................................     132      358     (109)
                                                             ------   ------   ------
                                                                894    1,449     (640)
                                                             ------   ------   ------
                                                             $4,240   $2,097   $2,519
                                                             ======   ======   ======

     The following is a reconciliation of the effective tax rate to the federal statutory rate for the years ended December 31, 2002, 2001 and 2000:

                                                              2002   2001    2000
                                                              ----   -----   ----
Federal statutory rate......................................  34.0%   34.0%  34.0%
State and local taxes, net of federal tax benefit...........   5.9     6.9    6.9
Research and experimental tax credit........................  (2.2)     --     --
Reversal of previously accrued income taxes for 1997
  non-cash compensation charge..............................    --   (10.2)    --
Other, net..................................................   0.6     0.6    0.6
                                                              ----   -----   ----
                                                              38.3%   31.3%  41.5%
                                                              ====   =====   ====

                             TROVER SOLUTIONS, INC.

     Temporary differences giving rise to deferred taxes in the accompanying balance sheets at December 31, 2002 and 2001 consist of the following (in thousands):

                                                          2002                   2001
                                                  --------------------   --------------------
                                                  ASSETS   LIABILITIES   ASSETS   LIABILITIES
                                                  ------   -----------   ------   -----------
Accrued bonuses.................................  $  249                 $  539
Accounts receivable.............................             $1,777                 $1,924
Accrued litigation..............................     441                    385
Provision for health insurance..................     218
Property and equipment..........................                543                    257
Intangible assets...............................              1,514                    684
Accrued vacation................................     292                    279
Deferred rent...................................     331                    256
Cash flow hedge.................................      58                                19
Other...........................................      22                     19
                                                  ------     ------      ------     ------
                                                  $1,611     $3,834      $1,478     $2,884
                                                  ======     ======      ======     ======

     Management believes that the deferred tax assets are realizable based primarily on the existence of sufficient taxable income within the allowable carryback period. Accordingly, management has determined that no valuation allowance is necessary.

4. CONCENTRATION OF CREDIT RISK

     UnitedHealth Group accounted for 28%, 27% and 24% of the Company's total revenues for the years ended December 31, 2002, 2001, and 2000, respectively. Wellpoint Health Network Inc. accounted for 14%, 11% and 7% of the Company's total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. No other client accounted for more than 10% of the Company's total revenues. The loss of these clients could have a material adverse effect on the Company's results of operations, financial position and cash flows.

     Wellpoint Health Network Inc., which accounted for more than 65% of the Company's revenue from its provider bill audit product in 2002 and 2001, accounted for 31% and 40% of the Company's accounts receivable balance at December 31, 2002 and 2001, respectively. In addition, HealthNet, which accounted for 30% and 27% of the revenue from the provider bill audit product in 2002 and 2001, respectively, accounted for 15% and 9% of the Company's accounts receivable balance at December 31, 2002 and 2001, respectively. Should a substantial portion of the current balance of either of these accounts receivable balances become uncollectible, it could have a material adverse effect on the Company's results of operations and cash flows. No other client accounted for 10% or more of accounts receivable at December 31, 2002 or 2001.

5. RELATED PARTY TRANSACTIONS

     The Company has entered into a contract for legal services with a professional service corporation, Sharps & Associates, PSC, an entity owned solely by one of the Company's officers, Douglas R. Sharps. This arrangement exists solely for the benefit of the Company. Its purpose is to minimize the costs of legal services purchased by the Company on behalf of its clients. Mr. Sharps receives no financial or other personal benefit from his ownership of the firm. All payments to Sharps & Associates, PSC are reviewed and approved by the Audit Committee of the Company's Board of Directors. For the years ended December 31, 2002, 2001 and 2000, approximately $3,346,000, $3,385,000 and
$2,484,000, respectively, was paid to this law firm for such legal services, including all employees and expenses.

                             TROVER SOLUTIONS, INC.

     On February 12, 1999, the Board of Directors approved a loan in the amount of $350,000 to Patrick B. McGinnis, the Chairman and Chief Executive Officer of the Company, in exchange for a full recourse promissory note in the same amount from Mr. McGinnis. On June 30, 2000, at the direction of the Board of Directors and in accordance with terms authorized by it, the Company loaned Mr. McGinnis an additional $500,000. Under these terms, the $500,000 loan to Mr. McGinnis was combined with his existing debt to the Company of $350,000 of principal and $36,520 of accrued interest. Mr. McGinnis delivered to the Company his full recourse promissory note in the amount of $886,520, bearing interest at a fixed rate of 6.62% per annum, compounded annually (the "Amended Promissory Note"), and the Company cancelled the old promissory note evidencing the prior debt. The Amended Promissory Note provides for mandatory prepayments from certain of the proceeds received by Mr. McGinnis from his sale of the Company's securities and any related transactions. At December 31, 2002 and 2001, the promissory note of $886,520 and accrued interest of $39,908 and $86,195 were outstanding, respectively. Mr. McGinnis used the proceeds of these loans to repay debts originally incurred by him to pay income taxes related to the ordinary income deemed to have been received by him on account of Common Stock granted to him in connection with the initial public offering of the Company's stock in May 1997, and to purchase additional stock in the initial public offering.

     On June 30, 2000, pursuant to Board authorization and in accordance with the terms of the Amended Promissory Note, the Company and Mr. McGinnis entered into a deferred compensation agreement (the "Agreement"). Under the Agreement, 50% of the amount otherwise payable to Mr. McGinnis under the Company's Management Group Incentive Compensation Plan is to be deferred until the Amended Promissory Note is paid in full, with such deferred compensation then being paid in full to Mr. McGinnis within 30 days thereafter. The Company has full right of set-off against any deferred compensation under the Agreement should Mr. McGinnis default under the Amended Promissory Note. At the election of Mr. McGinnis, the payment of the deferred compensation, upon payment of the Amended Promissory Note, may be extended for a period of not more than ten years. At December 31, 2002 and 2001, the amount of deferred compensation was $72,354 and $52,648, with accrued interest of $7,627 and $2,779, respectively.

6. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2002 and 2001 (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Property and equipment, at cost:
  Furniture and fixtures....................................    $  3,260       $  3,112
  Office equipment..........................................       2,067          2,041
  Computer equipment........................................      11,611         10,256
  Software..................................................       9,584          7,119
  Leasehold improvements....................................       1,429          1,500
                                                                --------       --------
                                                                  27,951         24,028
  Accumulated depreciation and amortization.................     (21,499)       (17,409)
                                                                --------       --------
     Property and equipment, net............................    $  6,452       $  6,619
                                                                ========       ========

     On November 13, 2001, the Company sold its building in New Berlin, Wisconsin to a third party. The building was acquired on January 25, 1999 in the Subro Audit Acquisition. The Company recorded a loss on the disposal of the building of approximately $1.0 million during the year ended December 31, 2001.

7. ACQUISITIONS

     On January 25, 1999, the Company acquired the assets and certain liabilities of Subro-Audit, Inc., a Wisconsin corporation ("SAI"), and a related entity, O'Donnell Leasing Co., LLP, a Wisconsin limited liability partnership ("ODL" and, together with SAI, "Subro Audit"), for approximately $24.4 million (the

                             TROVER SOLUTIONS, INC.

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

8. GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted FAS 142 under which Goodwill is no longer amortized but instead will be assessed for impairment at least annually which is a two step process. The first step involves determining the estimated fair value of each reporting unit with a view to determining whether the Goodwill value has been impaired under FAS 142. The second step measures the amount of impairment and is required only if impairment is indicated by the first step.

     The Company engaged the services of a third party valuation firm to complete an analysis of the fair value of the reporting units during the first half of 2002. The completion of step one during the three months ended June 30, 2002, did not result in an impairment charge for the Company. The Company will perform its annual impairment review during the second quarter of each year, commencing in the second quarter of 2003. The Company's reporting units are generally consistent with the operating segments underlying the segments identified in Note 17 "Segment Information". All recorded Goodwill and Other Intangible Assets relate to the Healthcare Recovery Services segment.

                             TROVER SOLUTIONS, INC.

     Following is a reconciliation of previously reported financial information to adjusted amounts excluding amortization of Goodwill for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share amounts):

                                                              2002     2001     2000
                                                             ------   ------   ------
Net income:
Net income as reported.....................................  $6,830   $4,596   $3,550
Amortization of costs in excess of net assets acquired, net
  of tax...................................................      --      976      921
                                                             ------   ------   ------
     Adjusted net income...................................  $6,830   $5,572   $4,471
                                                             ======   ======   ======
Basic earnings per share:
Earnings per share as reported.............................  $ 0.74   $ 0.47   $ 0.33
Amortization of costs in excess of net assets acquired, net
  of tax...................................................      --     0.10     0.09
                                                             ------   ------   ------
     Basic earnings per common share.......................  $ 0.74   $ 0.57   $ 0.42
                                                             ======   ======   ======
Diluted earnings per share:
Earnings per share as reported.............................  $ 0.72   $ 0.46   $ 0.33
Amortization of costs in excess of net assets acquired, net
  of tax...................................................      --     0.10     0.09
                                                             ------   ------   ------
     Diluted earnings per common share.....................  $ 0.72   $ 0.56   $ 0.42
                                                             ======   ======   ======

     The carrying value of Goodwill, net was approximately $29.1 million at December 31, 2002 and 2001.

     The Company's intangible assets (other than Goodwill, net) are subject to amortization. The details of the Company's intangible assets at December 31, 2002 and December 31, 2001 are as follows (in thousands):

                                           DECEMBER 31, 2002                DECEMBER 31, 2001
                                     ------------------------------   ------------------------------
                                              ACCUMULATED                      ACCUMULATED
                                      COST    AMORTIZATION    NET      COST    AMORTIZATION    NET
                                     ------   ------------   ------   ------   ------------   ------
Client lists.......................  $4,900      $1,272      $3,628   $4,900      $  945      $3,955
Backlog............................     570         447         123      570         333         237
Non-compete agreements.............     530         471          59      530         350         180
                                     ------      ------      ------   ------      ------      ------
         Total.....................  $6,000      $2,190      $3,810   $6,000      $1,628      $4,372
                                     ======      ======      ======   ======      ======      ======

     Client lists are being amortized on a straight-line basis over 15 years. Backlog is being amortized over 5 years on a straight-line basis. Non-compete agreements are being amortized on a straight-line basis over periods ranging from 4 years to 5 years.

     Amortization expense related to intangible assets for the years ended December 31, 2002, 2001 and 2000 was approximately $562,000 for each year. Over the five succeeding fiscal years, amortization expense related to intangible assets is expected to be as follows (in thousands):

Year ending December 31:
2003........................................................   $496
2004........................................................    340
2005........................................................    327
2006........................................................    327
2007........................................................    327

9. ACCRUED LIABILITIES

SELF-INSURANCE

     Effective January 1, 2002, the Company instituted a program of self-insurance that offers group healthcare coverage to its employees and their spouses and dependent children. The Company's provision for loss from future claims under this self-insurance program is based upon an independent actuarial estimate.

                             TROVER SOLUTIONS, INC.

This provision includes estimated liabilities determined from both reported paid claims and claims liabilities incurred but not reported (IBNR). As noted, the accrual for these liabilities is based on estimates and while management believes that the provision for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. The methods used in determining these liabilities are periodically reviewed and adjustments are reflected in current earnings. The provision for future healthcare claims of $524,000 at December 31, 2002 is recorded in Accrued Expenses as a current liability in the accompanying Balance Sheet.

10. EMPLOYEE BENEFIT PLAN

PENSION PLAN

     Effective on January 1, 1997, the Company's employees began participation in the Company's 401(k) defined contribution pension plan. An annual expense provision for the plan is based upon the level of employee participation, as the plan requires the Company to match a certain portion of the employees' contributions. For the years ended December 31, 2002 and 2001, participants were given the option of receiving their match in cash or in common stock of the Company. For participants choosing the stock match, the Company contributed up to 100% of the participant's contribution, not to exceed 6% of the participant's annual compensation. For participants choosing the cash match, the Company contributed up to 50% of the participant's contribution, not to exceed 6% of the participant's annual compensation. For the year ended December 31, 2000, the Company match was made in common stock of the Company, up to 6% of the participant's annual compensation. Total retirement plan expense was approximately $785,900, $707,100 and $818,300 for the years ended December 31, 2002, 2001 and 2000, respectively.

OTHER

     Accrued bonuses included in the accompanying balance sheets at December 31, 2002 and 2001 approximate $3.7 million and $3.5 million, respectively.

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

     The interest rate swap contract under which the Company agrees to pay fixed rates of interest is considered a hedge against changes in the amount of future cash flows associated with the Company's interest payments on its variable rate Revolving Credit Facility. Accordingly, the interest rate swap contract is considered a cash flow hedge and is reported at fair value on the balance sheet in "Other Liabilities" at December 31, 2002 and in "Other Assets" at December 31, 2001 and the related gain (or loss) on the contract is deferred in shareholders' equity (as a component of accumulated other comprehensive income). This deferred gain (or loss) is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income.

                             TROVER SOLUTIONS, INC.

     Should the Company enter into contracts that are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of this contract is immediately recognized in income. The net effect of this accounting on the Company's operating results is that interest expense on the portion of the variable rate Revolving Credit Facility being hedged is generally recorded based on fixed interest rates.

     At the inception of the interest rate contract, the fair value of the hedge was $0. At December 31, 2002, the fair value of the hedge was a liability of $144,804 (($86,882), net of tax, included in Other Comprehensive Income (Loss)). At December 31, 2001, the fair value of the hedge was an asset of $45,446 ($26,586, net of tax, included in Other Comprehensive Income).

12. CREDIT FACILITY

     On November 1, 2001, the Company entered into a revolving credit facility with National City Bank of Kentucky, Bank One Kentucky, N.A. and Fifth Third Bank (the "Revolving Credit Facility"), and the existing credit facility was terminated. The Company's obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. The Revolving Credit Facility carries a maximum borrowing capacity of $40 million and will mature October 31, 2004. Principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined fixed margin. At December 31, 2002, the interest rate was 3.19% based on the one-month Eurodollar Rate plus the fixed margin. The Revolving Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. At December 31, 2002 and 2001, $4 million and $8 million, respectively, was outstanding under the Revolving Credit Facility.

13. STOCK BASED COMPENSATION

     In May 1997, the Company adopted the Trover Solutions, Inc. Non-Qualified Stock Option Plan for Eligible Employees (the "Employees' Plan"), the Trover Solutions, Inc. Amended and Restated Directors' Stock Option Plan (the "Directors' Plan") and the Trover Solutions, Inc. Employee Stock Purchase Plan (the "Purchase Plan"). On December 8, 1997, the Company adopted the Trover Solutions, Inc. 1997 Stock Option Plan for Eligible Participants (the "1997 Plan"). On May 10, 2002, the Company adopted the Trover Solutions, Inc. Outside Directors Equity Compensation Plan (the "2002 Outside Directors Stock Plan").

     The Employees' Plan provides for the award of stock options to certain officers and key employees of the Company. Options under the Employees' Plan may be granted with an exercise price greater than or less than the market value of the Company's Common Stock on the date of grant. Awards under the Employees' Plan expire ten years from the date of grant, and pursuant to individual option agreements under the Employees' Plan, vest ratably over at least a three-year period. As provided in the Employees' Plan, all options granted to the Company's employees automatically vest in the event of a change in control. At December 31, 2002, 673,750 shares of Common Stock were reserved for issuance under the Employees' Plan, including 161,383 shares available for future award.

     The Directors' Plan provided for the grant of options to purchase the Company's Common Stock to each non-employee director of the Company. Options under the Directors' Plan are exercisable at 100% of the market value of the Company's Common Stock on the date of grant. Pursuant to the Directors' Plan, each eligible director was granted on the date he or she first becomes a director an option to purchase 10,000 shares of Common Stock, and each eligible director was granted on the date of each annual meeting of stockholders of the Company beginning in 1998 an option to purchase 2,000 shares of Common Stock, for so long as shares are available under the Directors' Plan, but not after March 31, 2002 at which time the plan terminated. Terms of options granted under this plan commence on the date of grant and expire on the tenth anniversary

                             TROVER SOLUTIONS, INC.

of the grant date. Each option is to become exercisable when vested. Pursuant to individual option agreements under the Directors' Plan, options granted under the Directors' Plan vest ratably over a three-year period, provided that the optionee must be a non-employee director of the Company on each such anniversary in order for options to vest on such date. At December 31, 2002, 150,000 shares of Common Stock were reserved for issuance under the Directors' Plan, none for future award.

     The 1997 Plan provides for the grant of options to purchase the Company's Common Stock to eligible participants of the Company at 100% of the market value of the Company's Common Stock on the date of grant. Awards under the 1997 Plan expire ten years from the date of grant and vest according to the terms that the compensation committee of the Board of Directors determines in its sole discretion. As provided in the 1997 Plan, all options granted to the Company's employees automatically vest in the event of a change in control. At December 31, 2002, 1,689,198 shares of Common Stock have been reserved under the 1997 Plan, of which 47,330 shares are available for future award.

     The 2002 Outside Directors Stock Plan was approved on May 10, 2002. Each director of the Company that is not an employee of the Company has a right to elect to receive Common Stock in lieu of cash for all or part of his or her outside director compensation package. In any event, each director will receive not less than one-third of his or her annual retainer fee in Common Stock regardless of whether he or she makes an election under the plan. In addition, each director automatically will be granted an option under the plan to purchase 10,000 shares of Common Stock on the effective date of his or her initial election or appointment as a member of the Board at an option exercise price equal to the fair market value of a share of Common Stock on such date. Further, each director automatically will be granted each calendar year subsequent to the calendar year in which his or her initial election or appointment as a member of the Board becomes effective, options under the plan to purchase 1,000 shares of Common Stock as of each March 31, June 30, September 30 and December 31, if he or she is still a director on such grant date, at an exercise price equal to the fair market value of a share on such date. At December 31, 2002, 247,520 shares of Common Stock have been reserved under the 2002 Outside Directors Stock Plan, of which 232,520 shares are available for future issue.

     Activity related to the Employees' Plan, Directors' Plan, 1997 Plan and 2002 Outside Directors Stock Plan for the years ended December 31, 2002, 2001 and 2000 is summarized as follows:

                                 2002                        2001                        2000
                       -------------------------   -------------------------   -------------------------
                       SHARES   WEIGHTED-AVERAGE   SHARES   WEIGHTED-AVERAGE   SHARES   WEIGHTED-AVERAGE
                       (000)     EXERCISE PRICE    (000)     EXERCISE PRICE    (000)     EXERCISE PRICE
                       ------   ----------------   ------   ----------------   ------   ----------------
Options outstanding
  as of January 1....   2,274        $8.82          2,336        $ 9.13         1,562        $12.55
  Granted............     105        $4.83            103        $ 4.57           859        $ 3.10
  Exercised..........     (67)       $3.95             (4)       $ 3.75            --            --
  Canceled...........     (61)       $7.34           (161)       $10.91           (85)       $10.94
                       ------                      ------                      ------
Options outstanding
  as of December
  31.................   2,251        $8.82          2,274        $ 8.82         2,336        $ 9.13
                       ======                      ======                      ======
Weighted-average fair
  value of options
  granted during the
  year (per share)...  $ 2.98                      $ 2.91                      $ 3.00
                       ======                      ======                      ======

     As of December 31, 2002, 2001 and 2000 there were 1.6 million, 1.4 million and 1.0 million options exercisable, respectively.

                             TROVER SOLUTIONS, INC.

     The following table summarizes information about options outstanding under the Employees' Plan, Directors' Plan, 1997 Plan and 2002 Outside Directors Stock Plan at December 31, 2002:

                                        OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                              ---------------------------------------   ------------------------
                                 NUMBER       WEIGHTED-                    NUMBER
                              OUTSTANDING      AVERAGE      WEIGHTED-   OUTSTANDING    WEIGHTED-
                              DECEMBER 31,    REMAINING      AVERAGE    DECEMBER 31,    AVERAGE
                                  2002       CONTRACTUAL    EXERCISE        2002       EXERCISE
  RANGE OF EXERCISE PRICES       (000)       LIFE (YEARS)     PRICE        (000)         PRICE
----------------------------  ------------   ------------   ---------   ------------   ---------
$ 2.75 - $16.36.............     1,885           6.5         $ 6.70        1,283        $ 8.22
$16.37 - $23.50.............       366           5.2          19.70          366         19.70
                                 -----                                     -----
                                 2,251           6.2           8.82        1,649         10.77
                                 =====                                     =====

     The Company accounts for options granted under its employee stock-based compensation plans in accordance with APB No. 25, "Accounting for Stock Issued to Employees". As a result, the Company has not recognized compensation expense for stock options granted with an exercise price equal to the quoted market price of the common stock on the date of grant and that vest based solely on continuation of employment by the recipient of the option award. The Company adopted SFAS No. 123 (as amended by SFAS No. 148 in 2002) for disclosure purposes in 1996. For SFAS No. 123 purposes, the fair value of each option grant and stock-based award has been estimated as of the date of grant using the Black-Scholes option pricing model. The following summarizes the weighted average assumptions used in valuing awards under the Employees' Plan, Directors' Plan, 1997 Plan and 2002 Outside Directors Stock Plan:

                                                              2002   2001   2000
                                                              ----   ----   -----
Expected life (years).......................................   5.0    5.0     5.0
Risk-free interest rate.....................................   3.3%   4.7%    6.5%
Dividend yield..............................................   0.0    0.0     0.0
Expected volatility.........................................  67.2   75.5   187.6

     As of December 31, 2002, the Company had granted 10,000 shares of restricted stock, all of which were granted during 2002. The weighted average grant price was $5.20. The shares vest over a five year period. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting period. The Company has recorded compensation expense of $13,000 for the year ended December 31, 2002.

     Under the Purchase Plan, eligible employees may purchase shares of the Company's Common Stock, subject to certain limitations, at the lesser of 85% of its market value on the first day of the purchase period or 85% of its market value on the last day of the purchase period. The plan provides for semi-annual purchase periods. Purchases are made from payroll deductions up to a maximum of 15% of an employee's eligible annual compensation. During the years ended December 31, 2002, 2001 and 2000, employees paid the Company $89,000, $91,000 and $92,000, respectively, to purchase 22,608 shares, 35,782 shares and 29,929 shares, respectively. As of December 31, 2002, there were 194,224 shares of Common Stock reserved for future purchase under the Purchase Plan.

14. STOCK REPURCHASE PLAN

     The Company's Board of Directors authorized the repurchase of up to $20 million of the Company's Common Stock in the open market, including $10 million authorized on May 10, 2002, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $20 million of the Company's Common Stock or until it otherwise determines to terminate the stock repurchase plan. The Company repurchased 1,304,743 shares of its own stock during the year ended December 31, 2002 at an average price of $4.96. From inception of the program through December 31, 2002, the total repurchased shares are 3,097,008

                             TROVER SOLUTIONS, INC.

at a cost of $13.6 million, or an average cost of $4.39 per share. Except for 9,397 shares of previously repurchased but reissued in connection with an employee restricted stock award, all of the reacquired shares of Common Stock through December 31, 2002 are reflected as treasury stock on the accompanying Balance Sheets.

15. OTHER COMPREHENSIVE INCOME (LOSS)

     Other comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000 consists of the following (in thousands):

                                                      2002     2001     2000
                                                     ------   ------   ------
Net income.........................................  $6,830   $4,596   $3,550
Other comprehensive income (loss):
Deferred loss on cash flow hedge, net..............    (114)      27       --
                                                     ------   ------   ------
Comprehensive income, net of tax...................  $6,716   $4,623   $3,550
                                                     ======   ======   ======

     Accumulated other comprehensive (loss) income consists of the following (in thousands):

                                                               CASH FLOW
                                                                 HEDGE
                                                               ---------
Balance, December 31, 2000..................................     $  --
Year ended December 31, 2001 change.........................        27
                                                                 -----
Balance, December 31, 2001..................................        27
Year ended December 31, 2002 change.........................      (114)
                                                                 -----
Balance, December 31, 2002..................................     $ (87)
                                                                 =====

16. SPECIAL COMMITTEE

     In August 1999, the Board of Directors appointed a Special Committee to evaluate strategic alternatives available to the Company, including its possible sale. In March 2000, the Special Committee ceased seeking a buyer for the Company and its efforts to enhance shareholder value were assumed by the full Board of Directors. The Company incurred $90,000 of expenses related to the work of the Special Committee during 2000.

17. SEGMENT INFORMATION

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

     Prior to January 1, 2002, the Company reported one segment, Healthcare Services. The Company did not have any products or services which met the quantitative or qualitative guidelines for segment reporting through December 31, 2001. Effective January 1, 2002, the Company has three reportable segments based on qualitative guidelines. The Company's three segments are: (1) Healthcare Recovery Services, which encompasses its healthcare recovery products: healthcare subrogation, provider bill audit, overpayment recoveries, and MD Audit; (2) Property and Casualty Recovery Services, which includes subrogation recovery services for property and casualty insurers, which the Company sells under the name TransPaC Solutions; and

                             TROVER SOLUTIONS, INC.

(3) Software, which includes the sale of subrogation recovery software in a browser-based application service provider (ASP) form. The segment profit measure is income before income taxes.

     Segment results for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

                                                               2002      2001      2000
                                                              -------   -------   -------
Revenues:
  Healthcare Recovery Services..............................  $68,788   $63,960   $63,616
  Property and Casualty Recovery Services...................      678       187        11
  Software..................................................      764        --        --
  Elimination of intercompany revenue.......................     (752)       --        --
                                                              -------   -------   -------
       Total revenues.......................................  $69,478   $64,147   $63,627
                                                              =======   =======   =======
Operating income (loss):
  Healthcare Recovery Services..............................  $28,696   $22,051   $24,856
  Property and Casualty Recovery Services...................     (973)   (1,128)     (373)
  Software..................................................     (651)   (1,278)     (431)
  Unallocated Corporate support expenses....................  (15,770)  (11,824)  (14,656)
                                                              -------   -------   -------
       Total operating income...............................  $11,302   $ 7,821   $ 9,396
                                                              =======   =======   =======
Depreciation and amortization:
  Healthcare Recovery Services..............................  $ 4,066   $ 5,958   $ 5,692
  Property and Casualty Recovery Services...................      125        64        12
  Software..................................................       33       199        17
  Unallocated Corporate depreciation and amortization
     expense................................................      536       480       651
                                                              -------   -------   -------
       Total depreciation and amortization..................  $ 4,760   $ 6,701   $ 6,372
                                                              =======   =======   =======
Income (loss) before income taxes:
  Healthcare Recovery Services..............................  $28,771   $22,312   $21,894
  Property and Casualty Recovery Services...................   (1,016)   (1,142)     (382)
  Software..................................................     (792)   (1,309)     (437)
  Unallocated Corporate (loss)..............................  (15,893)  (13,168)  (15,006)
                                                              -------   -------   -------
       Total income before income taxes.....................  $11,070   $ 6,693   $ 6,069
                                                              =======   =======   =======

     Unallocated Corporate amounts include corporate expenses and other miscellaneous charges. Because this category includes a variety of miscellaneous items not attributable to one particular segment, it is subject to fluctuation on a quarterly and annual basis. The Company does not allocate assets.

                             TROVER SOLUTIONS, INC.

18. LEASE COMMITMENTS

     Future minimum lease payments for office space, by year, under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2002 are as follows (in thousands):

2003........................................................   $2,250
2004........................................................    2,206
2005........................................................    2,227
2006........................................................    2,301
2007........................................................    1,815
Thereafter..................................................    1,331

     Rental expense, which includes amounts applicable to short-term leases, was approximately $2,386,000, $2,092,000, and $1,951,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

19. CONTINGENCIES

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

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     A summary of the Company's quarterly results of operations follows (dollars in thousands, except per share amounts):

                                                  FIRST    SECOND     THIRD    FOURTH
                                                 -------   -------   -------   -------
YEAR ENDED DECEMBER 31, 2002:
Claims revenues................................  $17,469   $17,294   $17,820   $16,895
Income before income taxes.....................    2,728     2,636     2,886     2,820
Net income.....................................    1,691     1,615     1,789     1,735
Earnings per common share (basic)..............     0.17      0.17      0.20      0.20
Earnings per common share (diluted)............     0.17      0.17      0.19      0.19

                                                 FIRST    SECOND     THIRD     FOURTH
                                                -------   -------   -------   ---------
YEAR ENDED DECEMBER 31, 2001:
Claims revenues...............................  $16,255   $15,757   $15,093    $17,042
Income before income taxes....................    2,349     1,828       587      1,929
Net income....................................    1,375     1,069     1,024      1,128
Earnings per common share (basic).............     0.14      0.11      0.10       0.12
Earnings per common share (diluted)...........     0.14      0.11      0.10       0.11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to Directors and Executive Officers of the Registrant is included in the sections entitled "Proposal 1 -- Election of Directors", "Executive Officers", and "Other
Matters -- Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2003 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the sections entitled "Executive Compensation", "Stock Option Grants", "Stock Option Exercises", "Corporate Governance -- Directors' Compensation", "Employment Agreements", and "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2003 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is included in the sections entitled "Equity Compensation Plan Information", "Management Common Stock Ownership" and "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2003 and in Item 8. "Financial Statements and Supplementary Data -- Note 13 -- Stock Based Compensation" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the sections entitled "Executive Compensation", "Employment Agreements" and "Certain Relationships and Related Transactions" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2003 and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

     Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities and Exchange Act of 1934), as of a date within 90 days of the filing of this Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor have there been any significant deficiencies or material weaknesses. As a result, no corrective actions were required or undertaken.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

            Report of Independent Accountants

            Balance Sheets -- years ended December 31, 2002 and 2001

            Statements of Income -- years ended December 31, 2002, 2001 and 2000

            Statements of Changes in Stockholders' Equity and Comprehensive Income -- years ended December 31, 2002, 2001 and 2000

            Statements of Cash Flow -- years ended December 31, 2002, 2001 and 2000

         2. Financial Statement Schedules (none required)

         3. Exhibits

     The following list of Exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:


 2.1   --   Asset Purchase Agreement, dated as of December 4, 1998, by and among the Registrant, MedCap Medical Cost Management,
            Inc. and Marcia Deutsch (incorporated by reference to
            Exhibit 2.1 of Registrant's Current Report on Form 8-K,
            filed December 11, 1998, File No. 000-22585).
 2.2   --   Amendment to Asset Purchase Agreement, dated as of December
            8, 1999, by and among the Registrant, MedCap Medical Cost
            Management and Marcia Deutsch (incorporated by reference to
            Exhibit 2.1 of Registrant's Current Report on Form 8-K,
            filed December 20, 1999, File No. 0-22585).
 2.3   --   Asset Purchase Agreement, dated as of January 3, 1999, by
            and among the Registrant, Subro-Audit, Inc., O'Donnell
            Leasing Co., LLP, Kevin M. O'Donnell and Leah Lampone
            (incorporated by reference to Exhibit 2.1 of Registrant's
            Current Report on Form 8-K, filed January 11, 1999, File No.
            000-22585).
 2.4   --   Amendment to Asset Purchase Agreement by and among the
            Registrant, Subro-Audit, Inc., O'Donnell Leasing Co., LLP,
            Kevin O'Donnell and Leah Lampone, dated as of January 25,
            1999 (incorporated by reference to Exhibit 2.2 of
            Registrant's Current Report on Form 8-K, filed February 3,
            1999, File No. 000-22585).
 3.1   --   Restated Certificate of Incorporation of the Registrant
            (incorporated by reference to Exhibit 3.1 of the
            Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
 3.2   --   Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's Annual Report on
            Form 10-K for the fiscal year ended December 31, 2000).
 4.1   --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant's Amendment No. 1 to
            Registration Statement on Form S-1, File No. 333-23287).
 4.2   --   Rights Agreement, dated February 12, 1999, between the
            Registrant and National City Bank, as Rights Agent, which
            includes as Exhibit A the Form of Certificate of
            Designations of the Preferred Stock, as Exhibit B the Form
            of Right Certificate and as Exhibit C the Summary of Rights
            to Purchase Preferred Stock (incorporated by reference to
            Exhibit 4.1 of Registrant's Form 8-A, filed February 16,
            1999, File No. 000-22585).
10.1   --   Trover Solutions, Inc. Outside Directors Equity Compensation
            Plan (incorporated by reference to Appendix B of
            Registrant's Proxy Statement for its Annual Meeting dated
            April 3, 2002).
10.2   --   Trover Solutions, Inc. Non-Qualified Stock Option Plan for
            Eligible Employees (incorporated by reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-1, File No.
            333-23287).
10.3   --   Trover Solutions, Inc. Amended and Restated Directors' Stock
            Option Plan (incorporated by reference to Exhibit 10.2 of
            Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.4   --   Trover Solutions, Inc. 1997 Stock Option Plan for Eligible
            Participants (incorporated by reference to Annex A of
            Registrant's Proxy Statement for a Special Meeting, dated
            November 10, 1997).
10.5   --   Amendment to Trover Solutions, Inc. 1997 Stock Option Plan
            for Eligible Participants (incorporated by reference to
            Exhibit A of Registrant's Proxy Statement for its Annual
            Meeting, dated April 2, 1999).
10.6   --   Trover Solutions, Inc. Employee Stock Purchase Plan
            (incorporated by reference to Exhibit 99.1 of Registrant's
            Registration Statement on Form S-8, File No. 333-41559).
10.7   --   2001 Management Group Incentive Compensation Plan.
            (incorporated by reference to Exhibit 10.5 of Registrant's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 2000).
10.8   --   Restricted Stock Award Agreement between the Registrant and
            Thomas Quinn, dated March 1, 2002.

10.9   --   Trover Solutions, Inc. Retirement Savings Plan.
10.10  --   Separation Agreement between Medaphis and the Registrant
            (incorporated by reference to Exhibit 10.1 of Registrant's
            Amendment No. 2 to Registration Statement on Form S-1, File
            No. 333-23287).
10.11  --   Supplemental Retirement Savings Plan (incorporated by
            reference to Exhibit 10.5 of Registrant's Amendment No. 2 to
            Registration Statement on Form S-1, File No. 333-23287).
10.12  --   Amendment to Supplemental Retirement Savings Plan.
10.13  --   Lease between W&M Kentucky, Inc. and the Registrant
            (incorporated by reference to Exhibit 10.6 of Registrant's
            Registration Statement on Form S-1, File No. 333-23287).
10.14  --   Lease Addendum VI between W&M of Kentucky, Inc. and the
            Registrant, dated December 22, 1999 (incorporated by
            reference to Exhibit 10.12 of Registrant's Annual Report on
            Form 10-K for the fiscal year ended December 31, 1999).
10.15  --   Amended and Restated Credit Agreement, dated as of November
            1, 2001, by and among the Registrant and the Lending
            Institutions named therein (incorporated by reference to
            Exhibit 10.12 of Registrant's Annual Report on Form 10-K for
            the fiscal year ended December 31, 2001).
10.16  --   Amendment No. 1 to Amended and Restated Credit Agreement,
            dated as of September 23, 2002, by and among the Registrant and the Lending Institutions named therein.
10.17  --   Employment Agreement between the Registrant and Patrick B.
            McGinnis, dated January 1, 2003.
10.18  --   Severance Agreement between the Registrant and Mark J.
            Bates, Dated March 12, 2003.
10.19  --   Form of Severance Agreement between the Registrant and
            Douglas R. Sharps, Debra M. Murphy, Robert L. Jefferson and
            Robert G. Bader dated January 1, 2002 (incorporated by
            reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.20  --   Promissory Note Payable to the Registrant from Patrick B.
            McGinnis (incorporated by reference to Exhibit 10.21 of
            Registrant's Annual Report on Form 10-K for the fiscal ended
            December 31, 1999).
10.21  --   Amended and Restated Promissory Note Payable to the
            Registrant from Patrick B. McGinnis, dated June 30, 2000
            (incorporated by reference to Exhibit 10.3 of Registrant's
            Quarterly Report on Form 10-Q for the quarter ended June 30,
            2000).
10.22  --   Deferred Compensation Agreement, dated June 30, 2000, by and between the Registrant and Patrick B. McGinnis (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly
            Report on Form 10-Q for the quarter ended June 30, 2000).
10.23  --   Purchase Agreement, dated as of June 29, 2001, between the
            Registrant and GCG Acquisitions, LLP (incorporated by
            reference to Exhibit 10.18 of Registrant's Annual Report on
            Form 10-K for the fiscal year ended December 31, 2001).
10.24  --   Amendment to Purchase Agreement, dated as of July 29, 2001, between the Registrant and GCG Acquisitions, LLP
            (incorporated by reference to Exhibit 10.19 of Registrant's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 2001).
10.25  --   Second Amendment to Purchase Agreement, dated as of November
            8, 2001, between the Registrant and GCG Acquisitions, LLP
            (incorporated by reference to Exhibit 10.20 of Registrant's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 2001).
23.1   --   Consent of PricewaterhouseCoopers LLP.
99.1   --   Trover Solutions, Inc. Private Securities Litigation Reform
            Act of 1995 Safe Harbor Compliance Statement for
            Forward-Looking Statements.
99.2   --   Certifications Pursuant to 18 U.S.C. Section 1350, as
            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

     (b) Reports on Form 8-K

     No reports filed during the fourth quarter of 2002.

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

                                                  Dated: March 27, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                       SIGNATURE                                     TITLE                   DATE
                       ---------                                     -----                   ----

                /s/ PATRICK B. MCGINNIS                   Chairman, President and       March 27, 2003
--------------------------------------------------------    Chief Executive Officer
                  Patrick B. McGinnis                       (Principal Executive
                                                            Officer)

                 /s/ DOUGLAS R. SHARPS                    Executive Vice President and  March 27, 2003
--------------------------------------------------------    Chief Financial Officer
                   Douglas R. Sharps                        (Principal Financial and
                                                            Accounting Officer)

              /s/ WILLIAM C. BALLARD, JR.                 Director                      March 27, 2003
--------------------------------------------------------
                William C. Ballard, Jr.

                   /s/ JILL L. FORCE                      Director                      March 27, 2003
--------------------------------------------------------
                     Jill L. Force

                   /s/ JOHN H. NEWMAN                     Director                      March 27, 2003
--------------------------------------------------------
                     John H. Newman

                  /s/ LAUREN N. PATCH                     Director                      March 27, 2003
--------------------------------------------------------
                    Lauren N. Patch

                /s/ CHRIS B. VAN ARSDEL                   Director                      March 27, 2003
--------------------------------------------------------
                  Chris B. Van Arsdel

                                 CERTIFICATIONS

I, Patrick B. McGinnis, certify that:

     1. I have reviewed this annual report on Form 10-K of Trover Solutions, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ PATRICK B. MCGINNIS
                                          --------------------------------------
                                                   Patrick B. McGinnis
                                              Chairman, President and Chief
                                                    Executive Officer

Date:  March 27, 2003

I, Douglas R. Sharps, certify that:

     1. I have reviewed this annual report on Form 10-K of Trover Solutions, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date:  March 27, 2003