Form 10-Q
period 2003-03-31
TROVER SOLUTIONS INC
filed 2003-05-14
CIK 858629

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



             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003



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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]     No [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     As of May 12, 2003, 8,433,124 shares of the Registrant's Common Stock, $0.001 par value were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TROVER SOLUTIONS, INC.

                                   FORM 10-Q
                                 MARCH 31, 2003

                                     INDEX

                                                                        PAGE
                                                                        ----
                       PART I:  FINANCIAL INFORMATION
Item 1.
         Financial Statements (Unaudited)
         Condensed Balance Sheets as of March 31, 2003 and December
         31, 2002....................................................     1
         Condensed Statements of Income for the three months ended
         March 31, 2003 and 2002.....................................     2
         Condensed Statements of Cash Flows for the three months
         ended March 31, 2003 and 2002...............................     3
         Notes to Condensed Financial Statements.....................     4
Item 2.
         Management's Discussion and Analysis of Financial Condition
         and Results of Operations (Unaudited).......................    12
Item 3.
         Quantitative and Qualitative Disclosures About Market
         Risk........................................................    22
Item 4.
         Controls and Procedures.....................................    22

                        PART II:  OTHER INFORMATION
Item 1.
         Legal Proceedings...........................................    23
Item 6.
         Exhibits and Reports on Form 8-K............................    28
Signatures...........................................................    29

     THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY TROVER SOLUTIONS, INC. OR MEMBERS OF ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF TROVER SOLUTIONS, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THE TROVER SOLUTIONS, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. TROVER SOLUTIONS, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS OR CIRCUMSTANCES, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             TROVER SOLUTIONS, INC.

                            CONDENSED BALANCE SHEETS

                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 2,116      $ 2,269
  Restricted cash...........................................    18,961       17,764
  Accounts receivable, less allowance for doubtful accounts
     of $582 at March 31, 2003 and $531 at December 31,
     2002...................................................     8,789        9,389
Other current assets........................................     2,107        2,319
                                                               -------      -------
       Total current assets.................................    31,973       31,741
                                                               -------      -------
Property and equipment, net.................................     6,382        6,452
                                                               -------      -------
Goodwill, net...............................................    29,146       29,146
Identifiable intangibles, net...............................     3,680        3,810
Other assets................................................     2,306        2,424
                                                               -------      -------
       Total assets.........................................   $73,487      $73,573
                                                               =======      =======
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................   $ 1,235      $ 1,653
  Accrued expenses..........................................     4,168        4,699
  Accrued bonuses...........................................     1,122        3,208
  Funds due clients.........................................    13,713       12,368
  Income taxes payable......................................     1,391          429
  Deferred income tax liability.............................       616          616
                                                               -------      -------
       Total current liabilities............................    22,245       22,973
Other liabilities...........................................     3,151        3,151
Long-term borrowings........................................     4,000        4,000
                                                               -------      -------
       Total liabilities....................................    29,396       30,124
                                                               -------      -------
Commitments and contingencies...............................        --           --
  Stockholders' equity:
  Preferred stock, $.001 par value per share; 2,000 shares
     authorized; no shares issued or outstanding............        --           --
  Common stock, $.001 par value per share; 20,000 shares
     authorized; 8,429 and 8,588 shares outstanding at March
     31, 2003 and December 31, 2002, respectively...........        12           12
  Capital in excess of par value............................    23,214       23,154
  Other.....................................................      (942)        (926)
  Treasury stock at cost; 3,260 shares at March 31, 2003 and
     3,088 shares at December 31, 2002......................   (14,455)     (13,553)
  Accumulated other comprehensive income....................       (87)         (87)
  Unearned compensation.....................................       (36)         (39)
  Retained earnings.........................................    36,385       34,888
                                                               -------      -------
       Total stockholders' equity...........................    44,091       43,449
                                                               -------      -------
       Total liabilities and stockholders' equity...........   $73,487      $73,573
                                                               =======      =======

     The accompanying notes are an integral part of the condensed financial statements.

                             TROVER SOLUTIONS, INC.

                         CONDENSED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Claims revenues.............................................  $16,353    $17,469
Cost of revenues............................................    8,343      8,482
                                                              -------    -------
          Gross profit......................................    8,010      8,987
                                                              -------    -------
Support expenses............................................    4,482      4,899
Depreciation and amortization...............................      962      1,289
                                                              -------    -------
          Operating income..................................    2,566      2,799
                                                              -------    -------
Interest income.............................................       50         68
Interest expense............................................      121        139
                                                              -------    -------
          Income before income taxes........................    2,495      2,728
Provision for income taxes..................................      998      1,037
                                                              -------    -------
          Net income........................................  $ 1,497    $ 1,691
                                                              =======    =======
Earnings per common share (basic)...........................  $  0.18    $  0.17
                                                              =======    =======
Earnings per common share (diluted).........................  $  0.17    $  0.17
                                                              =======    =======

     The accompanying notes are an integral part of the condensed financial statements.

                             TROVER SOLUTIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2003        2002
                                                              -------     -------
Cash flows from operating activities:
  Net income................................................  $ 1,497     $ 1,691
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    1,141       1,369
     Other..................................................        3          15
     Changes in operating assets and liabilities:
       Restricted cash......................................   (1,190)        175
       Accounts receivable..................................      601         684
       Other current assets.................................      180         144
       Other assets.........................................        8        (246)
       Trade accounts payable...............................     (419)        723
       Accrued expenses.....................................   (2,616)     (1,449)
       Funds due clients....................................    1,345        (336)
       Income taxes payable.................................      962         739
       Other liabilities....................................       --          15
                                                              -------     -------
          Net cash provided by operating activities.........    1,512       3,524
                                                              -------     -------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (546)       (425)
  Capitalization of internally developed software...........     (262)       (455)
                                                              -------     -------
          Net cash used in investing activities.............     (808)       (880)
                                                              -------     -------
Cash flows from financing activities:
  Line of credit repayments.................................       --      (2,000)
  Repurchase of common stock................................     (902)     (1,565)
  Issuance of common stock..................................       60          67
  Other.....................................................      (15)        (15)
                                                              -------     -------
          Net cash used in financing activities.............     (857)     (3,513)
                                                              -------     -------
Net decrease in cash and cash equivalents...................     (153)       (869)
Cash and cash equivalents, beginning of period..............    2,269       2,547
                                                              -------     -------
Cash and cash equivalents, end of period....................  $ 2,116     $ 1,678
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

     The accompanying financial statements are presented in a condensed format and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's annual financial statements. Accordingly, for further information, the reader of this Form 10-Q may wish to refer to the Company's audited financial statements as of and for the year ended December 31, 2002, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003.

     The financial information has been prepared in accordance with the Company's customary accounting practices and is unaudited. In the opinion of management of the Company, the information presented reflects all adjustments necessary for a fair presentation of interim results. All such adjustments are of a normal and recurring nature.

2.  STOCK-BASED COMPENSATION

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of SFAS 123" which provides alternative methods for a voluntary change to the fair value method of accounting for stock-based compensation and amends the disclosure requirements of SFAS 123. The Company has elected to continue to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations. The following disclosures are provided in accordance with SFAS 148.

     The Company has various stock-based compensation plans including stock option plans and an employee stock purchase plan. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the

                             TROVER SOLUTIONS, INC.

Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation (dollars in thousands, except per share results):

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Net income as reported......................................  $1,497   $1,691
Less: total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects................................    (155)    (259)
                                                              ------   ------
Proforma net income.........................................  $1,342   $1,432
                                                              ======   ======
Earnings per common share:
As reported (basic).........................................  $ 0.18   $ 0.17
As reported (diluted).......................................    0.17     0.17
Proforma (basic)............................................    0.16     0.15
Proforma (diluted)..........................................    0.15     0.14

3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of SFAS 123", which provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 were effective for the Company's fiscal year ended December 31, 2002 and for interim periods beginning January 1, 2003. See Note 2 "Stock Based Compensation" for the disclosures required by this statement.

     In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which amends and clarifies the accounting guidance on derivative instruments and hedging activities that fall within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The Company will apply the provisions of SFAS 149 to contracts entered into or hedging relationships designated after June 30, 2003.

                             TROVER SOLUTIONS, INC.

4.  EARNINGS PER COMMON SHARE

     Reconciliations of the average number of common shares outstanding used in the calculation of earnings per common share and earnings per common share assuming dilution are as follows (dollars and shares in thousands, except per share results):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2003       2002
                                                              -------   --------
Weighted average number of common shares outstanding........   8,481      9,749
Add: Dilutive stock options.................................     242        303
                                                              ------    -------
Number of common shares outstanding (diluted)...............   8,723     10,052
                                                              ======    =======
Net earnings for earnings per common share (basic and
  diluted)..................................................  $1,497    $ 1,691
                                                              ======    =======
Earnings per common share:
  Basic.....................................................  $ 0.18    $  0.17
                                                              ======    =======
  Diluted...................................................  $ 0.17    $  0.17
                                                              ======    =======

     Basic earnings per common share were computed based on the weighted-average number of shares outstanding during the period. The dilutive effect of stock options was calculated using the treasury stock method. Options to purchase 950,402 and 931,817 shares for the three months ended March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

5.  INCOME TAXES

     For the three months ended March 31, 2003, the Company accrued income taxes at a 40.0% effective tax rate. This is a reduction from the Company's pre-2002 historical effective tax rate due to the implementation of state tax planning initiatives beginning July 1, 2002.

     The Company accrued income taxes at a 38.0% effective tax rate due to a non-recurring research and experimental tax credit of $95,000 during the three months ended March 31, 2002.

6.  RELATED PARTY TRANSACTIONS

     The Company has entered into a contract for legal services with a professional service corporation, Sharps & Associates, PSC, an entity owned solely by one of the Company's officers, Douglas R. Sharps. This arrangement exists solely for the benefit of the Company. Its purpose is to minimize the costs of legal services purchased by the Company on behalf of its clients. Mr. Sharps receives no financial or other personal benefit from his ownership of the firm. All payments to Sharps & Associates, PSC are reviewed and approved by the Audit Committee of the Company's Board of Directors. For the three months ended March 31, 2003, approximately $830,000 was paid to this law firm for such legal services, including all employees and expenses.

     On February 12, 1999, the Board of Directors approved a loan in the amount of $350,000 to Patrick B. McGinnis, the Chairman and Chief Executive Officer of the Company, in exchange for a full recourse promissory note in the same amount from Mr. McGinnis. On June 30, 2000, at the direction of the Board of Directors and in accordance with terms authorized by it, the Company loaned Mr. McGinnis an additional $500,000. Under these terms, the $500,000 loan to Mr. McGinnis was combined with his existing debt to the Company of $350,000 of principal and $36,520 of accrued interest. Mr. McGinnis delivered to the Company his full recourse promissory note in the amount of $886,520, bearing interest at a fixed rate of 6.62% per annum, compounded annually (the "Amended Promissory Note"), and the Company cancelled the old

                             TROVER SOLUTIONS, INC.

promissory note evidencing the prior debt. The Amended Promissory Note provides for mandatory prepayments from certain of the proceeds received by Mr. McGinnis from his sale of the Company's securities and any related transactions. At March 31, 2003, the promissory note of $886,520 and accrued interest of $55,030 were outstanding. Mr. McGinnis used the proceeds of these loans to repay debts originally incurred by him to pay income taxes related to the ordinary income deemed to have been received by him on account of common stock granted to him by the former shareholder of the Company in connection with the initial public offering of the Company's stock in May 1997, and to purchase additional stock in the initial public offering.

     On June 30, 2000, pursuant to Board authorization and in accordance with the terms of the Amended Promissory Note, the Company and Mr. McGinnis entered into a deferred compensation agreement (the "Agreement"). Under the Agreement, 50% of the amount otherwise payable to Mr. McGinnis under the Company's Management Group Incentive Compensation Plan is to be deferred until the Amended Promissory Note is paid in full, with such deferred compensation then being paid in full to Mr. McGinnis within 30 days thereafter. The Company has full right of set-off against any deferred compensation under the Agreement should Mr. McGinnis default under the Amended Promissory Note. At the election of Mr. McGinnis, the payment of the deferred compensation, upon payment of the Amended Promissory Note, may be extended for a period of not more than ten years. At March 31, 2003, the amount of deferred compensation was $182,012, with accrued interest of $9,809.

7.  PROPERTY AND EQUIPMENT

     The property and equipment consists of the following at March 31, 2003 and December 31, 2002 (in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
Property and equipment, at cost:
  Furniture and fixtures....................................  $  3,269      $  3,260
  Office equipment..........................................     2,071         2,067
  Computer equipment........................................    11,901        11,611
  Software..................................................     9,948         9,584
  Leasehold improvements....................................     1,568         1,429
                                                              --------      --------
                                                                28,757        27,951
  Accumulated depreciation and amortization.................   (22,375)      (21,499)
                                                              --------      --------
     Property and equipment, net............................  $  6,382      $  6,452
                                                              ========      ========

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

     The Company engaged the services of a third party valuation firm to complete an analysis of the fair value of the reporting units during the first half of 2002. The completion of step one during the three months ended June 30, 2002, did not result in an impairment charge for the Company. The Company will perform its annual impairment review during the second quarter of each year, commencing in the second quarter of 2003. The Company's reporting units are generally consistent with the operating segments underlying the segments

                             TROVER SOLUTIONS, INC.

identified in Note 15 "Segment Information". All recorded goodwill and other intangible assets relate to the Healthcare Recovery Services segment.

     The carrying value of goodwill, net was approximately $29.1 million at March 31, 2003 and December 31, 2002. There were no goodwill impairment losses recorded during the quarter ended March 31, 2003.

     All of the Company's intangible assets (other than goodwill, net) are subject to amortization. The details of the Company's intangible assets at March 31, 2003 and December 31, 2002 are as follows (in thousands):

                                        MARCH 31, 2003                     DECEMBER 31, 2002
                               --------------------------------   -----------------------------------
                                         ACCUMULATED                          ACCUMULATED
                                COST     AMORTIZATION     NET      COST      AMORTIZATION       NET
                               ------   --------------   ------   ------   -----------------   ------
Client lists.................  $4,900       $1,354       $3,546   $4,900        $1,272         $3,628
Backlog......................     570          475           95      570           447            123
Non-compete agreements.......     530          491           39      530           471             59
                               ------       ------       ------   ------        ------         ------
          Total..............  $6,000       $2,320       $3,680   $6,000        $2,190         $3,810
                               ======       ======       ======   ======        ======         ======

     Client lists are being amortized on a straight-line basis over 15 years. Backlog is being amortized over 5 years on a straight-line basis. Non-compete agreements are being amortized on a straight-line basis over periods ranging from 4 years to 5 years.

     Amortization expense related to intangible assets for the three months ended March 31, 2003 was approximately $131,000. Over the nine-month period ended December 31, 2003 and each of the four succeeding fiscal years, amortization expense related to intangible assets is expected to be as follows (in thousands):

Nine month period ended December 31, 2003...................   $365
Year ended December 31,:
2004........................................................    340
2005........................................................    327
2006........................................................    327
2007........................................................    327

9.  DERIVATIVES

     On November 6, 2001, the Company entered into an interest rate swap contract to pay 3.66% and to receive the one-month LIBOR rate on a $4 million notional amount of the Revolving Credit Facility. The Company uses derivative financial instruments to manage the risk that changes in interest rates will affect the amount of its future interest payments. Under the interest rate swap contract, the Company agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a variable rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The interest rate swap contract was entered into with a major financial institution in order to minimize counterparty credit risk. The interest rate swap transaction qualifies for hedge accounting treatment and is accounted for in accordance with FAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FAS 133". At March 31, 2003, the fair value of the hedge was a liability of $144,843 ($86,906, net of tax, is included in Accumulated Other Comprehensive Income
(Loss)).

                             TROVER SOLUTIONS, INC.

10.  CREDIT FACILITY

     On November 1, 2001, the Company entered into a revolving credit facility with National City Bank of Kentucky, Bank One Kentucky, N.A. and Fifth Third Bank (the "Revolving Credit Facility"), and the existing Credit Facility was terminated. The Company's obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. The Revolving Credit Facility carries a maximum borrowing capacity of $40 million and will mature October 31, 2004. Principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined fixed margin. At March 31, 2003, the interest rate was 3.08% based on the one-month Eurodollar Rate plus the fixed margin. The Revolving Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. At March 31, 2003 and December 31, 2002, $4 million was outstanding under the Revolving Credit Facility.

11.  CONTINGENCIES

     The Company is engaged in the business of identifying and recovering subrogation and related claims of its clients, many of which arise in the context of personal injury lawsuits. As such, the Company operates in a litigation-intensive environment. The Company has been, from time to time, and in the future expects to be, named as a party in litigation incidental to its business operations. To date, the Company has not been involved in any litigation which resulted in a material adverse effect upon the Company, but there can be no assurance that pending litigation or future litigation will not have a material adverse effect on the Company's business, results of operations or financial condition.

12.  STOCK REPURCHASE PLAN

     The Company's Board of Directors authorized the repurchase of up to $20 million of the Company's Common Stock in the open market, including $10 million authorized on May 10, 2002, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $20 million of the Company's Common Stock or until it otherwise determines to terminate the stock repurchase plan. The Company repurchased 172,622 shares of its own stock during the three months ended March 31, 2003 at a cost of $0.9 million, or an average price of $5.23 per share. From inception of the program through March 31, 2003, the Company repurchased 3,269,630 shares at a cost of $14.5 million, or an average cost of $4.43 per share. Except for 9,397 shares previously repurchased but reissued in connection with an employee restricted stock award, all of the reacquired shares of Common Stock through March 31, 2003 are reflected as treasury stock on the accompanying Condensed Balance Sheets (Unaudited).

13.  OTHER COMPREHENSIVE INCOME (LOSS)

     Other comprehensive income (loss) for the three months ended March 31, 2003 and 2002 consists of the following (in thousands):

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Net income..................................................  $1,497   $1,691
Other comprehensive income:
  Deferred gain on cash flow hedge, net.....................      --       13
                                                              ------   ------
Comprehensive income........................................  $1,497   $1,704
                                                              ======   ======

                             TROVER SOLUTIONS, INC.

     Accumulated other comprehensive (loss) income consists of the following:

                                                               CASH FLOW
                                                                 HEDGE
                                                               ---------
Balance, December 31, 2002..................................     $(87)
First quarter 2003 change...................................       --
                                                                 ----
Balance, March 31, 2003.....................................     $(87)
                                                                 ====

14.  CONCENTRATION OF CLIENTS AND CREDIT RISK

     The Company has two clients that individually comprise more than 10% of the Company's revenue. The Company's largest source of revenue is UnitedHealth Group ("UHG"). For the three month periods ended March 31, 2003 and 2002, UnitedHealth Group generated 28% and 26% of the Company's revenues, respectively. Wellpoint Health Network Inc. accounted for 15% and 13% of the Company's total revenues for the three months ended March 31, 2003 and 2002, respectively, as well as 34% and 32% of the Company's accounts receivable balance at March 31, 2003 and December 31, 2002, respectively. Health Net, Inc. accounted for 12% and 15% of the Company's accounts receivable balance at March 31, 2003 and December 31, 2002, respectively.

15.  SEGMENT INFORMATION

     The accounting policies of the Company's reportable segments are the same as those accounting policies described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company has three reportable segments based on qualitative guidelines. The Company's three segments are: (1) Healthcare Recovery Services, which encompasses its four healthcare recovery products: healthcare subrogation, provider bill audit, overpayment recoveries and MD audit; (2) Property and Casualty Recovery Services, which includes subrogation recovery services for property and casualty insurers, which the Company sells under the name TransPaC Solutions; and (3) Software, which includes the sale of subrogation recovery software in a browser-based application service provider (ASP) form. The segment profit measure is income before income taxes.

                             TROVER SOLUTIONS, INC.

     Segment results for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Revenues:
  Healthcare Recovery Services..............................  $16,107    $17,402
  Property and Casualty Recovery Services...................      229         67
  Software..................................................      313        115
  Elimination of intercompany revenue.......................     (296)      (115)
                                                              -------    -------
          Total revenues....................................  $16,353    $17,469
                                                              =======    =======
Operating income (loss):
  Healthcare Recovery Services..............................  $ 6,753    $ 7,173
  Property and Casualty Recovery Services...................     (232)      (293)
  Software..................................................     (233)      (160)
  Unallocated Corporate support expenses....................   (3,722)    (3,921)
                                                              -------    -------
          Total operating income............................  $ 2,566    $ 2,799
                                                              =======    =======
Depreciation and amortization:
  Healthcare Recovery Services..............................  $   787    $ 1,118
  Property and Casualty Recovery Services...................       23         28
  Software..................................................       13         13
  Unallocated Corporate depreciation and amortization
     expense................................................      139        130
                                                              -------    -------
          Total depreciation and amortization...............  $   962    $ 1,289
                                                              =======    =======
Income (loss) before income taxes:
  Healthcare Recovery Services..............................  $ 6,767    $ 7,183
  Property and Casualty Recovery Services...................     (242)      (301)
  Software..................................................     (263)      (189)
  Unallocated Corporate (loss)..............................   (3,767)    (3,965)
                                                              -------    -------
          Total income before income taxes..................  $ 2,495    $ 2,728
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company believes it is a leading independent provider of outsourcing of subrogation and certain other medical claims recovery and cost containment services to the private healthcare payor industry in the United States, based on the Company's experience and assessment of its market. The Company's primary business is medical claims recovery and its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are known generally as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance. The Company's other medical claims recovery services include (1) the auditing of the bills of medical providers, particularly hospitals, for accuracy, correctness and compliance with contract terms ("provider bill audit"), (2) the recovery of overpayments attributable to duplicate payments, failures to coordinate benefits and similar errors in payment ("overpayments"), and (3) the auditing of physician evaluation and management claims for consistency with medical records, in accordance with federal guidelines ("MD Audit"). The Company offers its healthcare recovery services on a nationwide basis to health maintenance organizations ("HMOs"), indemnity health insurers, self-funded employee health plans, companies that provide claims administration services to self-funded plans (referred to as "third-party administrators"), Blue Cross and Blue Shield organizations and provider organized health plans. Current clients include Humana Inc., Kaiser Permanente, Wellpoint Health Network Inc., and The Principal Financial Group. The Company had 34.3 million and 46.4 million lives under contract from its clientele at March 31, 2003 and 2002, respectively.

     The Company has three segments: (1) Healthcare Recovery Services, which encompasses its four healthcare recovery products: healthcare subrogation, provider bill audit, overpayment recovery and MD Audit; (2) Property and Casualty Recovery Services, which includes subrogation recovery services for property and casualty insurers, which the Company sells under the name TransPaC Solutions; and (3) Software, which includes the sale of subrogation recovery software in a browser-based application service provider (ASP) form.

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

  RESULTS OF OPERATIONS

     The following tables present certain key operating indicators for the Healthcare Recovery Services segment for the periods indicated (lives and dollars in millions):

            HEALTHCARE RECOVERY SERVICES -- KEY OPERATING INDICATORS

                           LIVES SOLD AND INSTALLED*

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                              2003         2002
                                                              -----        -----
Cumulative lives sold, beginning of period..................  41.6         49.1
Lives from existing client loss, net(1).....................  (7.4)        (3.9)
Lives added from new contracts with existing clients........   0.1          0.7
Lives added from contracts with new clients.................   0.0          0.5
                                                              ----         ----
Cumulative lives sold, end of period........................  34.3         46.4
                                                              ====         ====
Lives sold eliminations/cross-sold lives(2).................  10.5          8.1
                                                              ====         ====
Lives installed, end of period..............................  31.9         44.7
                                                              ====         ====
Lives installed eliminations/cross-installed lives(3).......   5.4          5.8
                                                              ====         ====

---------------

 * All references to "lives" in the table, whether reported as from existing client loss, added from new contracts with existing clients or with new clients, lives sold, lives sold eliminations/cross-sold lives, lives installed, or lives installed eliminations/cross-installed lives, are derived by the Company from information provided to it by clients, which may contain estimates.

(1) Represents the net of losses from contract terminations and organic declines in the clients' installed base measured in the number of persons covered by clients, and gains from organic growth in the clients' installed base measured in the number of persons covered by clients.

(2) "Lives sold eliminations/cross-sold lives" specifies the number of lives subject to client contracts under which the Company provides or will provide more than one healthcare recovery service to a client population. By contrast, the number of lives reported in "Cumulative lives sold, end of period" eliminates the overlap (i.e., "double counting") that occurs when multiple healthcare recovery services are provided to the same client population.

(3) "Lives installed eliminations/cross-installed lives" specifies the number of lives as to which the Company provides more than one healthcare recovery service to a client population. By contrast, the number of lives reported in "Lives installed, end of period" eliminates the overlap (i.e., "double counting") that occurs when multiple healthcare recovery services are provided to the same client population.

                         OTHER KEY OPERATING INDICATORS

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2003         2002
                                                              --------     --------
Backlog(1)..................................................  $1,611.4(2)  $1,384.4(2)
Claims recoveries...........................................  $   57.8     $   64.0
Throughput(3)...............................................       3.7%         4.6%
Effective fee rate..........................................      27.9%        27.5%
Claims revenues.............................................  $   16.1     $   17.4

---------------

(1) Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of its clients at a given point in time.

(2) At March 31, 2003 and 2002, approximately $351.2 million and $381.1 million, respectively, of the backlog derived from terminated clients and clients that, by that date, had given notice of termination.

(3) Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     Claims Revenues. Total Healthcare Recovery Services revenues for the quarter ended March 31, 2003 decreased approximately $1.3 million, or 7.4%, to $16.1 million compared to $17.4 million for the quarter ended March 31, 2002. Healthcare claims recoveries for the quarter ended March 31, 2003 were $57.8 million, a decrease of $6.2 million, or 9.7%, compared to $64.0 million for the same quarter of 2002. The lower recoveries resulted from two causes. The first cause is lower throughput (i.e., yield) from the healthcare subrogation backlog attributable to a shift in its composition, increasingly composed of files from terminated clients. The portion of that backlog derived from terminated clients exhibits a lower throughput rate than does the portion of the backlog derived from active clients, whose files are replenished on an on-going basis. Second, the Healthcare Recovery Services segment had fewer installed lives during the first quarter of 2003 because of attrition from client terminations, including the UnitedHealth Group termination (see below), and organic losses of client lives.

     The Healthcare Recovery Services segment effective fee rate for the quarter ended March 31, 2003 increased to 27.9% from 27.5% for the same quarter of 2002. The increase in fee rate was primarily attributable to the mix of provider bill audit revenue, specifically more revenue in 2003 compared to 2002 was earned from contract compliance audits, which typically carry a higher fee than hospital bill audits. See "Concentration of Clients".

     Backlog for the Healthcare Recovery Services segment increased to $1,611.4 million at March 31, 2003 from $1,384.4 million at March 31, 2002, an increase of 16.4%. The provider bill audit services backlog increased approximately $231 million while the healthcare subrogation services backlog decreased approximately $4 million.

     The Healthcare Recovery Services segment had a throughput rate of approximately 3.7% and 4.6% of average backlog during the first quarter of 2003 and 2002, respectively. The decline in throughput from the quarter ended March 31, 2002 is primarily the effect of a continuing shift in the backlog mix, with a greater percentage of backlog and recoveries coming from provider bill audit, which typically exhibits a lower throughput than does healthcare subrogation. The average healthcare recovery services backlog during the first quarter of 2003 increased 13.3% from the same quarter of 2002 while recoveries decreased 9.7% over the same quarters. Lives installed decreased 12.8 million from 44.7 million at March 31, 2002 to 31.9 million at March 31, 2003, primarily because of the lives lost relating to terminations by UnitedHealth Group. See "Concentration of Clients".

     Cost of Revenues. Cost of revenues for the Healthcare Recovery Services segment decreased 3.7% for the quarter ended March 31, 2003 to $7.8 million, from $8.1 million for the same quarter in 2002. As a percentage of claims revenues, cost of revenues increased to 48.2% for the quarter ended March 31, 2003 compared to 46.8% for the same quarter in 2002, due primarily to a greater percentage of the revenue and recoveries coming from the provider bill audit division. The provider bill audit product has a lower gross margin than does the healthcare subrogation product.

     Support Expenses. Support expenses for the Healthcare Recovery Services segment decreased 20% to $0.8 million for the quarter ended March 31, 2003 from $1.0 million for the same quarter in 2002. Support expenses decreased as a percentage of claims revenues from 5.6% for the first quarter of 2002 to 5.0% for the same quarter in 2003. The decrease in support expenses and support expenses as a percentage of claims revenues resulted primarily from a decrease in incentive compensation in the first quarter of 2003 compared to the first quarter of 2002.

     Depreciation and Amortization. Depreciation and amortization expenses for the Healthcare Recovery Services segment were $0.8 million and $1.1 million for the quarters ended March 31, 2003 and 2002, respectively. The decrease of 29.6% is due to several significant fixed assets becoming fully depreciated in the twelve months ended March 31, 2003.

     Income before Income Taxes. Income before income taxes for the Healthcare Recovery Services segment for the quarter ended March 31, 2003 decreased $0.4 million, or 5.8%, from $7.2 million for the quarter ended March 31, 2002. The decrease is due primarily to the decrease in revenue described above.

PROPERTY AND CASUALTY RECOVERY SERVICES

  OVERVIEW OF OPERATIONS

     The Company operates in the subrogation outsourcing market that serves property and casualty ("P&C") insurers. The Company offers its services to the P&C market under the brand name "TransPaC Solutions".

     The Company believes that the market for P&C subrogation outsourcing in the United States is substantial and that the potential savings from subrogation recoveries will vary depending upon the P&C line of business. The Company believes that total potential subrogation recoveries in the automobile insurance market exceed $6 billion per year. Based on its research and early experience, the Company believes that there is an opportunity to increase total subrogation recoveries across a wide spectrum of automobile insurers. The Company's marketing strategy is to offer its services to automobile insurers and multi-lines carriers that lack the resources to maximize subrogation recoveries.

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

     The Company currently provides subrogation outsourcing services to 18 P&C insurers, of which 3 are full outsource clients with the remainder being clients for either referral services, in which the Company supplements the capacity of an internal recovery unit, or closed claims reviews, in which the Company recovers subrogation claims missed or ignored by an internal recovery unit. The Company has established a full-time direct sales force of four individuals experienced in P&C sales and marketing. The Company's target market for its P&C subrogation services is P&C insurers that are personal lines automobile carriers or that are multi-lines carriers which focus on automobile coverage.

  RESULTS OF OPERATIONS

     The following tables present certain key operating indicators for the Property and Casualty Recovery Services segment for the periods indicated (dollars in millions):

      PROPERTY AND CASUALTY RECOVERY SERVICES -- KEY OPERATING INDICATORS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                              2003          2002
                                                              -----         -----
Contracts in Force, beginning of period.....................   27            14
Outsourcing(1)..............................................    1            --
Referrals/Closed Claims(2)..................................    3             7
Terminations................................................   (1)           --
                                                               --            --
Contracts in Force, end of period...........................   30            21
                                                               ==            ==

---------------

(1) Outsourcing refers to the full replacement of a client's internal subrogation recovery function by TransPaC Solutions, typically with a view to an ongoing relationship of indefinite period.

(2) Referrals/Closed Claims refers to project-related work assumed by TransPaC Solutions, typically with files transmitted by clients from time to time.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2003         2002
                                                              ------       ------
Backlog(1)..................................................  $16.4        $ 7.0
Claims recoveries...........................................  $ 1.1        $ 0.3
Throughput(2)...............................................    7.1%         5.3%
Effective fee rate..........................................   20.3%        23.8%
Claims revenues.............................................  $ 0.2        $0.07

---------------

(1) Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing on behalf of its clients at a given point in time.

(2) Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     Claims Revenues. Total Property and Casualty Recovery Services revenues for the quarter ended March 31, 2003 increased approximately $162,000, or 242%, from the comparable quarter in 2002. Property and Casualty Recovery Services claims recoveries for the quarter ended March 31, 2003 were $1.1 million, an increase of $0.8 million over the comparable quarter in 2002.

     The Property and Casualty Recovery Services effective fee rate for the quarter ended March 31, 2003 decreased to 20.3% from 23.8% for the comparable quarter of 2002. The decrease in fee rate was primarily attributable to the change in mix of referral and close claim contracts, which typically bear higher fees, and full outsourcing contracts, which typically bear lower fees, that occurred during the past twelve months.

     Backlog. Backlog for the Property and Casualty Recovery Services segment increased to $16.4 million at March 31, 2003 from $7.0 million at March 31, 2002 due to additional contracts entered into by the Company during the twelve months ended March 31, 2003.

     The Property and Casualty Recovery Services segment had a throughput rate of approximately 7.1% and 5.3% of average backlog during the first quarter of 2003 and 2002, respectively. The increase in throughput from the quarter ended March 31, 2002 is due to claims recoveries increasing at a higher rate than the average backlog. Contracts in force increased by nine from March 31, 2002 to March 31, 2003.

     Cost of Revenues. Cost of revenues for the Property and Casualty Recovery Services segment increased 50% for the quarter ended March 31, 2003 to $0.3 million, from $0.2 million for the comparable quarter in 2002. As a percentage of claims revenues, cost of revenues decreased to 149% for the quarter ended March 31, 2003 compared to 340% for the comparable quarter in 2002, primarily due to the growth in revenue described above.

     Support Expenses. Support expenses for the Property and Casualty Recovery Services segment were $0.1 million for the quarter ended March 31, 2003, no change from the quarter ended March 31, 2002. Support expenses decreased as a percentage of claims revenues from 155% for the first quarter of 2002 to 42% for the comparable quarter in 2003. The decrease in support expenses as a percentage of revenues was due to the significant growth in revenue as described above while support expenses remained stable.

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

     In addition to being offered for sale as an on-line subrogation recovery system in an ASP-model, Troveris also constitutes the systems platform for the Company's recovery operations. All of those operations are currently conducted on Troveris except healthcare subrogation. The Company began to migrate its internal healthcare subrogation operations to a version of Troveris during the fourth quarter of 2001, at which time it anticipated reducing its technology expense, net of the expense of maintaining the Troveris application, by at least $600,000 per year. At present, substantially all of that expense reduction has been captured and is included in the Company's guidance for 2003 financial results. The Company currently expects to complete the migration to Troveris in the third quarter of 2003, and shortly thereafter to abandon its legacy subrogation system. Given the complexities of software development and change management, the Company may lengthen this schedule in order to assure that there is no disruption in operations. If the Company does lengthen the transition schedule, the Company believes that such a change will have no adverse financial consequence for the Company or its clients. The Troveris application also enables the Company to expand its ability to manage its knowledge workers via telecommuting arrangements. While the Company believes it can achieve the foregoing transition and corresponding reduction of expenses in the outlined timeframe, future facts and circumstances could change these estimates. See "Safe Harbor Compliance Statement for Forward-Looking Statements" included as
Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

     The Company has identified one competitor offering subrogation software in an ASP model for the healthcare payor industry, and one large competitor in the P&C insurance industry. The P&C competitor is partially owned and controlled by a major P&C insurer, and the Company believes that this relationship will reduce the ability of the competitor to sell its services to other P&C insurers.

  RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     Revenues. Revenue for the Software segment increased $198,000, or 172%, for the quarter ended March 31, 2003 to $313,000, from $115,000 from the comparable quarter in 2002. All but $17,000 of the revenue in the quarter ended March 31, 2003 was derived from internal clients (i.e., the Healthcare Recovery Services and Property and Casualty Services segments).

     Cost of revenues. Cost of revenues for the Software segment for the quarter ended March 31, 2003 was approximately $240,000 compared to $115,000 for the quarter ended March 31, 2002. This includes $180,000 and $81,000 for the three months ended March 31, 2003 and 2002, respectively, of depreciation and amortization of software in service. Approximately $60,000 and $34,000 of the cost of revenues for the three months ended March 31, 2003 and 2002, respectively, relates to the support and maintenance of the software.

     Support expenses. For the three months ended March 31, 2003, the Software segment incurred approximately $496,000 of expenditures in connection with the creation of new software products for the insurance industry. Approximately $203,000 of support expenditures were capitalized, resulting in net reported support expenses of $293,000 for the quarter ended March 31, 2003. For the three months ended March 31, 2002, the Software segment incurred a total of $401,000 of expenditures in connection with the creation of new software products for the insurance industry of which $254,000 were capitalized resulting in net reported support expenses of $147,000.

ENTIRE COMPANY

                                   EMPLOYEES

                                                                 MARCH 31,
                                                              ---------------
                                                              2003       2002
                                                              ----       ----
Direct operations...........................................  514        506
Support.....................................................  139        162
                                                              ---        ---
Total employees.............................................  653        668
                                                              ===        ===

                STATEMENTS OF INCOME AS A PERCENTAGE OF REVENUES

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2003         2002
                                                              ------       ------
Claims revenues.............................................  100.0%       100.0%
Cost of revenues............................................   51.0         48.6
Support expenses............................................   27.4         28.0
Depreciation and amortization...............................    5.9          7.4
Operating income............................................   15.7         16.0
Interest expense, net.......................................   (0.4)        (0.4)
Income before income taxes..................................   15.3         15.6
Net income..................................................    9.2          9.7

     Depreciation and Amortization. Depreciation and amortization expense decreased 25.4% to $1.0 million for the quarter ended March 31, 2003 from $1.3 million for the same quarter in 2002. The decrease is due to a significant amount of fixed assets acquired in 1997 becoming fully depreciated during the twelve months ended March 31, 2003.

     Interest Income. Interest income decreased 26.5%, or $18,000, for the quarter ended March 31, 2003 as compared to the same quarter in 2002. The decrease is due to lower interest rates in the 2003 quarter.

     Interest Expense. Interest expense totaled approximately $121,000 for the quarter ended March 31, 2003, a decrease of 12.9% over the quarter ended March 31, 2002. The decrease in interest expense for the quarter ended March 31, 2003, as compared with the same quarter in 2002, is due to a decrease in borrowed funds and lower applicable interest rates during the 2003 quarter.

     Tax. The Company accrued income taxes for the quarter ended March 31, 2003 at a rate of 40.0%. This is a decrease from its historical rate of 41.5% due to state income tax planning initiatives implemented beginning July 1, 2002.

     In March 2002, the Company accrued an income tax benefit of $95,000 related to a research and experimental income tax credit. During the first quarter of 2002, the Company accrued income tax at its historical rate of 41.5% of pretax income, net of the research and experimental tax credit, resulting in an effective income tax rate of 38.0%.

     Net Income. Net income for the quarter ended March 31, 2003 decreased $0.2 million, or 11.5%, to $1.5 million, or $0.17 per diluted common share, from $1.7 million or $0.17 per diluted common share, for the comparable period in 2002. The primary reason for the decrease in net income was the decrease in the revenues from the Healthcare Recovery Services segment described above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's statements of cash flows for the three months ended March 31, 2003 and 2002 are summarized below:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2003       2002
                                                              -------   --------
                                                                (IN THOUSANDS)
Net cash provided by operating activities...................  $1,512    $ 3,524
Net cash used in investing activities.......................    (808)      (880)
Net cash used in financing activities.......................    (857)    (3,513)
                                                              ------    -------
Net decrease in cash and cash equivalents...................  $ (153)   $  (869)
                                                              ======    =======

     The Company had working capital of $9.7 million at March 31, 2003, including cash and cash equivalents of $2.1 million, compared with working capital of $8.8 million at December 31, 2002. The reason for the increase in working capital is the payment of bonuses, which were accrued at December 31, 2002, and were paid from operating cash generated during the three months ended March 31, 2003.

     Net cash provided by operating activities was $1.5 million, a decrease of $2.0 million for the three months ended March 31, 2003, compared to the same quarter in 2002. This was primarily a result of the payment of incentive compensation as described above.

     In addition, net income for the quarter ended March 31, 2003 was $194,000 less than in the first quarter of 2002 while depreciation and amortization for the quarter ended March 31, 2003 was $228,000 less than for the comparable quarter of 2002.

     Net cash used in investing activities includes purchases of property and equipment. During the quarters ended March 31, 2003 and 2002, the Company capitalized approximately $0.3 million and $0.5 million, respectively, of internally-developed software.

     Net cash used in financing activities for the three months ended March 31, 2003 reflects approximately $0.9 million used to repurchase the Company's outstanding common stock.

     On November 1, 2001, the Company entered into a revolving credit facility with National City Bank of Kentucky, Bank One Kentucky, N.A. and Fifth Third Bank (the "Revolving Credit Facility"). The Company's obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. The Revolving Credit Facility carries a maximum borrowing capacity of $40 million and will mature October 31, 2004. Principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined fixed margin. At March 31, 2003, the interest rate was 3.08% based on the one-month Eurodollar Rate plus the fixed margin. The Revolving Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. At March 31, 2003, $4 million was outstanding under the Revolving Credit Facility. (See Item 1. "Financial Statements (Unaudited) -- Note 9 -- Derivatives and Note 10 -- Credit Facility".)

     At March 31, 2003 and December 31, 2002, the Company reported on its balance sheets, as a current asset, restricted cash of $19.0 million and $17.8 million, respectively. Restricted cash at March 31, 2003 and December 31, 2002 represented claims recoveries by the Company for its clients. At March 31, 2003 and December 31, 2002, the Company reported on its balance sheets, as a current liability, funds due clients of $13.7 million and $12.4 million, respectively, representing claims recoveries to be distributed to clients, net of the fee earned on such recoveries.

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

CONCENTRATION OF CLIENTS

     The Company provides services to healthcare plans that as of March 31, 2003 covered approximately 34.3 million lives. The Company's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations. The Company has two clients that individually comprise more than 10% of the Company's revenue. The Company's largest source of revenue is UnitedHealth Group ("UHG"). For the quarters ended March 31, 2003 and 2002, UnitedHealth Group generated 28% and 26% of the Company's revenues, respectively. Wellpoint Health Network Inc. accounted for 15% and 13% of the Company's total revenues for the three months ended March 31, 2003 and 2002, respectively, as well as 34% and 32% of the Company's accounts receivable balance at March 31, 2003 and December 31, 2002, respectively. Health Net, Inc. accounted for 12% and 15% of the Company's accounts receivable balance at March 31, 2003 and December 31, 2002, respectively.

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

     The Company performs its services on a reasonable efforts basis and does not obligate itself to deliver any specific result. Contracts with its customers are generally terminable on 60 to 180 days' notice by either party, although in a few cases the contracts extend over a period of years. The Company's contracts generally provide that in the event of termination, the Company is entitled to complete the recovery process on the existing backlog or to receive a cash payment designed to approximate the gross margin that would otherwise have been earned from the recovery on the backlog of the terminating client. On March 31, 2003, the Company had Healthcare Recovery Services backlog of $1,611.4 million.

     During 2002, UHG management informed the Company of its intention to terminate subrogation services with respect to all but 1.8 million lives of the
9.7 million lives then subject to the Company's services under a contract with UHG. UHG's termination of these services resulted from its decision to bring subrogation recovery services back inside UHG, where they will be performed by its Ingenix strategic business unit. The Company expects to continue recovering on the backlog as to which UHG terminated the Company's services, a process that the Company expects will be completed in 5 to 6 years. The Company's contract with UHG expired in accordance with its terms on February 1, 2003, except with respect to 1.8 million lives as to which the Company continues to provide healthcare subrogation recovery services.

CRITICAL ACCOUNTING POLICIES

     The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company believes its most significant accounting policies are related to the following areas, among others: revenue recognition, accounts receivable and collectibility, capitalization of software costs, valuation of long-lived and intangible assets, accrued expenses and common stock options. Details regarding the Company's use of these policies and the related estimates are described more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003. During the first quarter of 2003, there have been no material changes to the Company's critical accounting policies that impacted the Company's financial condition or results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of SFAS 123", which provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 were effective for the Company's fiscal year ended December 31, 2002 and for interim periods beginning January 1, 2003. See Item 1. "Financial Statements (Unaudited) -- Note 2-- Stock Based Compensation" for the disclosures required by this statement.

     In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which amends and clarifies the accounting guidance on derivative instruments and hedging activities that fall within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The Company will apply the provisions of SFAS 149 to contracts entered into or hedging relationships designated after June 30, 2003.

STOCK REPURCHASE PLAN

     The Company's Board of Directors authorized the repurchase of up to $20 million of the Company's Common Stock in the open market, including $10 million authorized on May 10, 2002, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $20 million of the Company's Common Stock or until it otherwise determines to terminate the stock repurchase plan. The Company repurchased 172,622 shares of its own stock during the three months ended March 31, 2003 at a cost of $0.9 million, or an average price of $5.23 per share. From inception of the program through March 31, 2003, the Company repurchased 3,269,630 shares at a cost of $14.5 million, or an average cost of $4.43 per share. Except for 9,397 shares previously repurchased but reissued in connection with an employee restricted stock award, all of the reacquired shares of Common Stock through March 31, 2003 are reflected as treasury stock on the accompanying Condensed Balance Sheets (Unaudited).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     An element of market risk exists for the Company from changes in interest rates related to its Revolving Credit Facility, which matures October 31, 2004. The impact on earnings and value of any debt on the Company's balance sheets are subject to change as a result of movements in market rates and prices as the Revolving Credit Facility is subject to variable interest rates. However, the Company does not expect changes in interest rates to have a material effect on its financial position, results of operations or cash flows in 2003. As of March 31, 2003, the Company had $4 million outstanding under its Revolving Credit Facility. Through the interest rate swap contract the Company has entered into, the Company has fixed the interest rate on the entire $4 million of the Revolving Credit Facility at 5.41% or 5.66% (contingent on the status of a financial ratio). See Item 1. "Financial Statements (Unaudited) -- Note
9 -- Derivatives" and "-- Note 10 -- Credit Facility" and Item 2. "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources".

ITEM 4.  CONTROLS AND PROCEDURES

     Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934), as of a date within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor have there been any significant deficiencies or material weaknesses. As a result, no corrective actions were required or undertaken.

                          PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is engaged in the business of identifying and recovering subrogation and related claims of its clients, many of which arise in the context of personal injury lawsuits. As such, the Company operates in a litigation-intensive environment. Consequently, since its founding in 1988 the Company has been involved with many litigation matters related to its subrogation business, sometimes as a defendant and sometimes through a defendant client. The plaintiffs' attorneys attempting to defeat the clients' subrogation liens often threaten litigation against the Company and its clients as a negotiating tactic. Most of the lawsuits that have been filed against the Company or its clients concern the entitlement to recover a specific, individual subrogation claim or the amount of the subrogation claim. Typically, these actions do not ask for punitive damages, are not pled as class actions, and do not have wide implications with respect to the Company's ongoing business practices.

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

     Three of those five lawsuits pled as class actions and naming the Company as a defendant were filed in federal court and charged the Company with a variety of violations of laws and sought punitive damages. The complaints alleged, among other things, that the Company committed negligence, fraud and breach of its duties under ERISA by attempting to recover and actually recovering, by subrogation, the reasonable value of medical benefits which were provided by the Company's clients under capitation or discounted-fee-for-service arrangements. One of these lawsuits was dismissed in a ruling on the merits. Another was settled, after the court denied class certification, for a nominal amount paid by the Company's client, a co-defendant in the case. The third case, DeGarmo et al. v. Healthcare Recoveries, Inc., was concluded in mid-July 2001 for a settlement payment of $3 million and nonmonetary terms that management regards as immaterial to the Company's ongoing business.

     The remaining three lawsuits did not name the Company as a defendant. These three lawsuits did, however, involve the Company's clients and implicate important Company business practices. The complaints in these cases alleged, among other things, violation of state law with respect to the payment of plaintiffs' attorneys' fees and unfair trade practices, violation of the federal Health Maintenance Organization Act of 1973, misrepresentation of the rightful amounts of subrogation claims, and impermissible enforcement of recovery rights. Two of these cases resulted in judgments in favor of the Company's clients after litigation of the merits before trial and appellate courts. The other case was settled for an immaterial amount.

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

CURRENT LITIGATION

  CAJAS ET AL. V. PRUDENTIAL HEALTH CARE PLAN AND HEALTHCARE RECOVERIES

     On October 28, 1999, a class action plaintiff's Original Petition ("Petition") was filed against the Company and one of the Company's clients in the District Court for the 150th Judicial District, Bexar County, Texas, Joseph
R. Cajas, on behalf of himself and all others similarly situated v. Prudential Health Care Plan, Inc. and Healthcare Recoveries, Inc. The plaintiff asserts that the Company's subrogation recovery efforts on behalf of its client Prudential Health Care Plan, Inc. ("Prudential") violated a number of common law duties, as well as the Texas Insurance Code and the Texas Business and Commerce Code. The Petition alleges that the Company, as the subrogation agent for Prudential, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that the plaintiff asserts are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount Prudential paid for medical goods and services. The Company was served with the Petition in November 1999, and has answered, denying all allegations. The court has not yet addressed the question of whether to certify the putative class. After the defendants filed a motion for summary judgment in January 2002, the plaintiff moved the court to delay consideration of the motion until the plaintiff could complete additional discovery. The plaintiff's motion to delay consideration was granted. On October 25, 2002, the plaintiff filed an amended petition naming one additional plaintiff as a purported class representative. The amended petition does not add any new claims. The defendants filed a motion for summary judgment on January 24, 2003 and the plaintiffs filed a cross motion for summary judgment. On February 25, 2003, a state court judge denied the defendants' motion for summary judgment that the defendants were entitled to enforce the terms of Prudential's policies. The same judge granted the plaintiffs' motion for summary judgment to the extent that Prudential could not recover more than its costs. The Company believes that the Court will provide a written opinion clarifying the impact of the ruling. The Court has not yet considered whether to certify a plaintiff class in the lawsuit.

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

  HAMILTON V. HEALTHCARE RECOVERIES

     On March 12, 2001, a Complaint ("Complaint") was filed against the Company in the United States District Court for the Eastern District of Louisiana, in a putative class action brought by Kyle M. Hamilton. In that action, Hamilton v. Healthcare Recoveries, Inc., No. 01-650, the plaintiff asserts that the Company's subrogation recovery efforts on behalf of its clients violate certain Louisiana state laws, the federal Fair Debt Collection Practices Act and the Louisiana Unfair Trade Practices Act. The Complaint alleges that the Company intentionally and negligently interfered with the plaintiff's and the putative class members' rights to settle certain personal injury claims. The Complaint further alleges that the Company unlawfully pursued subrogation and reimbursement claims that the plaintiff asserts are unenforceable because the clauses in the Company's clients' coverage documents that create such recovery rights are rendered null and void by Louisiana statutes that generally prohibit coordination of benefits with individually underwritten insurance coverages. The plaintiff purports to represent a class consisting of all persons covered under group health policies that were issued or delivered in the State of Louisiana and who received any communication from the Company attempting to enforce any clauses that allegedly were rendered null and void by Louisiana law. The plaintiff seeks on behalf of the purported class compensatory and statutory damages, interest, costs, attorneys' fees and such additional damages and relief as may be allowed by any applicable law. In July 2001, the court granted a motion for summary judgment filed by the Company as concerned the plaintiff's Fair Debt Collection Practices Act ("FDCPA") claim, dismissing those claims with prejudice. The court denied the Company's motion for summary judgment, without prejudice to the right of the Company to reassert its motion, with respect to the plaintiff's state law claims. The court ordered that the parties submit memoranda addressing whether the court still had subject matter jurisdiction, given dismissal of the federal claim. In August 2001, the court ruled that it lacked subject matter jurisdiction, thus dismissing the remaining claims, without prejudice. The plaintiff filed an appeal to the United States Fifth Circuit Court of Appeals. On November 1, 2002, the Court of Appeals rendered its opinion reversing the dismissal of the FDCPA claims. The court also affirmed the trial court's determination that diversity jurisdiction did not exist in the case. The court remanded the case to the federal district court for further proceedings. On April 29, 2003, the Company filed a Petition for Writ of Certiorari asking the U.S. Supreme Court to accept an appeal of the Court of Appeals ruling. Regardless of the outcome of the Supreme Court proceeding, the Company disputes the plaintiff's allegations regarding the applicability of the FDCPA and intends to vigorously defend its position in this case.

     In addition to filing the appeal in federal court, the Hamilton plaintiff in October 2001 filed a new complaint in the Civil District Court for the Parish of Orleans, Louisiana, in a putative class action styled Hamilton v. Healthcare Recoveries, Inc., 2001-15989. This state court action asserts claims substantially similar to those in the federal court action. In November 2001, the Company filed preliminary exceptions to this new complaint. There were no further proceedings in the case until March 2003 when the Company filed a motion to stay any further proceedings in that case due to the related case pending in federal court. On April 25, 3003, the state court entered an order granting the Company's motion to stay the lawsuit.

  ROGALLA V. CHRISTIE CLINIC, PERSONALCARE HEALTH MANAGEMENT AND HEALTHCARE RECOVERIES

     On December 14, 2001, Valerie Rogalla, the plaintiff in a putative class action against a health care provider, amended her complaint to add Healthcare Recoveries, Inc. as a defendant in Valerie Rogalla v. Christie Clinic, P.C., PersonalCare Health Management, Inc. and Healthcare Recoveries, Inc., No. 01-L-203, Circuit Court of the Sixth Judicial Circuit, Champaign County, Illinois. In her complaint, the plaintiff makes allegations on behalf of herself and all others similarly situated. The complaint asserts that the Company, as subrogation agent for PersonalCare Health Management, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims. The complaint seeks recovery from the Company for compensatory damages, punitive damages and costs. The Company disputes the plaintiff's allegations and intends to vigorously defend its position in this case. Each defendant filed a motion to dismiss the action. On October 2, 2002, the Court granted each of the defendants' motions and dismissed the plaintiff's action entirely. On October 22, 2002, the plaintiff filed her notice of appeal. On April 23, 2003, the Court heard oral argument of the plaintiff's appeal. The court has not yet ruled on the appeal.

  CHAN V. TROVER SOLUTIONS

     On November 19, 2002, a Complaint ("Complaint") was filed against the company in the Superior Court of the State of California for the County of Los Angeles in a putative class action brought by Roger Chan. In that action, Roger Chan v. Healthcare Recoveries, Inc. and Trover Solutions, Inc. and Does 1 through 100, inclusive, No. CV 03-0465 FMC, the plaintiff asserts that the Company's subrogation recovery efforts violate California's unfair trade practices statute by pursuing recovery from ERISA members' personal injury recoveries when case law allegedly held that ERISA plans could not enforce their recovery rights. The Company timely removed the action to federal court and filed a motion to dismiss. The plaintiff filed a motion to remand the case back to the state court. On March 3, 2003, the Court entered an order denying the plaintiff's motion to remand and denying the defendant's motion to dismiss. The Company disputes the plaintiff's allegations and intends to vigorously defend its position in this case.

  BRUUN ET AL. V. PRUDENTIAL HEALTH CARE PLAN, PRUDENTIAL INSURANCE COMPANY OF AMERICA, AETNA, INC. AND TROVER SOLUTIONS

     On October 30, 2002, the Cajas and Franks plaintiff's counsel filed a class action lawsuit in the United States District Court for the District of New Jersey on behalf of two Texas residents against the Company, one of the Company's clients, Prudential Insurance Company, a subsidiary of the client, PruCare HMO, and a company which had acquired the business of the client company, Aetna. The complaint was served on the Company on February 27, 2003.

     In the complaint, plaintiffs Kimberly Bruun and Ashley Emanis, on behalf of themselves and similarly situated persons, asserted claims on behalf of a nationwide class of persons who were members of PruCare HMO health plans governed by ERISA from whom the Company, under its contract with the client, recovered reimbursement. The complaint alleged that reimbursement recoveries made by PruCare HMO and the Company violate the terms of the standard PruCare HMO plan documents, and that reimbursement recoveries violate the Conformity with Law provision in the standard plan documents because subrogation and reimbursement are prohibited under the federal HMO Act. The complaint further alleged that the defendants' subrogation and reimbursement recoveries resulted in a double recovery to PruCare HMO because PruCare HMO did not account for subrogation and reimbursement recoveries as offsets to expenses when setting premium rates. The complaint further alleged that the defendants improperly recovered in subrogation or reimbursement for services provided by capitated providers, or that in the alternative, the defendants improperly recovered more for capitated services than was paid for the services, or alternatively, that the defendants improperly collected amounts that exceeded the reasonable cash value of capitated services. The plaintiffs allege that PruCare HMO, Prudential, Aetna and the Company are fiduciaries and that they each have breached their fiduciary duty to the plaintiffs. Alternatively, the plaintiffs allege that if Aetna, Prudential and the Company are not fiduciaries, that they knowingly participated in PruCare HMO's breach of fiduciary duty.

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

     On April 16, 2003, the defendants filed motions seeking, respectively, to dismiss the lawsuit or to change the venue of the lawsuit to a federal court in Texas.

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

     The Company was served with the Amended Complaint on March 18, 2003 and filed an Answer denying the plaintiff's claims on May 5, 2003. The Company intends to vigorously defend itself against these allegations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following list of Exhibits includes both exhibits submitted with this Form 10-Q as filed with the Commission and those incorporated by reference to other filings:

 3.1  --   Restated Certificate of Incorporation of the Registrant
           (incorporated by reference to Exhibit 3.1 of the
           Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
 3.2  --   Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's Annual Report on
           Form 10-K for the fiscal year ended December 31, 2000).
 4.1  --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant's Amendment No. 1 to
           Registration Statement on Form S-1, File No. 333-23287).
 4.2  --   Rights Agreement, dated February 12, 1999, between the
           Registrant and National City Bank of Kentucky, as Rights
           Agent, which includes as Exhibit A the Form of Certificate of Designations of the Preferred Stock, as Exhibit B the
           Form of Right Certificate and as Exhibit C the Summary of
           Rights to Purchase Preferred Stock (incorporated by
           reference to Exhibit 4.1 of Registrant's Form 8-A, filed
           February 16, 1999, File No. 0-22585).
10.1  --   Employment Agreement between the Registrant and Patrick B.
           McGinnis, dated January 1, 2003 (incorporated by reference to Exhibit 10.17 of Registrant's Annual Report on Form 10-K
           for the fiscal year ended December 31, 2002).
10.2  --   Trover Solutions, Inc. Executive Compensation Plan dated
           January 1, 2003.
10.3  --   Severance Agreement between the Registrant and Mark J.
           Bates, dated March 12, 2003 (incorporated by reference to
           Exhibit 10.18 of Registrant's Annual Report on Form 10-K for
           the fiscal year ended December 31, 2002).
10.4  --   Amendment #2 to Amended and Restated Credit Agreement dated as of February 21, 2003.
99.1  --   Trover Solutions, Inc. Private Securities Litigation Reform
           Act of 1995 Safe Harbor Compliance Statement for
           Forward-Looking Statements (incorporated by reference to
           Exhibit 99.1 of Registrant's Annual Report on Form 10-K for
           the fiscal year ended December 31, 2002).
99.2  --   Certifications Pursuant to 18 U.S.C. Section 1350, as
           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.

     (b) Reports on Form 8-K

ITEM REPORTED                                                  DATE FURNISHED
-------------                                                 ----------------
Items 9 and 12 -- Text of Guidance Release and Slide Show
  Presentation..............................................  January 8, 2003
Items 9 and 12 -- Text of Earnings Release and Slide Show
  Presentation..............................................  February 5, 2003

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TROVER SOLUTIONS, INC.


Date: May 14, 2003                                            /s/ PATRICK B. MCGINNIS
                                              --------------------------------------------------------
                                                                Patrick B. McGinnis
                                                  Chairman, President and Chief Executive Officer


Date: May 14, 2003                                             /s/ DOUGLAS R. SHARPS
                                              --------------------------------------------------------
                                                                 Douglas R. Sharps
                                                Executive Vice President and Chief Financial Officer
                                                     Principal Financial and Accounting Officer

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

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                                            /s/ PATRICK B. MCGINNIS
                                              --------------------------------------------------------
                                                                Patrick B. McGinnis
                                                  Chairman, President and Chief Executive Officer

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

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                                             /s/ DOUGLAS R. SHARPS
                                              --------------------------------------------------------
                                                                 Douglas R. Sharps
                                                Executive Vice President and Chief Financial Officer
                                                     Principal Financial and Accounting Officer