Form 10-Q
period 2003-06-30
TROVER SOLUTIONS INC
filed 2003-08-13
CIK 858629

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

 (Mark One)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003



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

     As of August 11, 2003, 8,448,584 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TROVER SOLUTIONS, INC.

                                   FORM 10-Q
                                 JUNE 30, 2003

                                     INDEX

                                                                       PAGE
                                                                       ----
                      PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)............................    1
         Condensed Balance Sheets as of June 30, 2003 and December
         31, 2002....................................................    1
         Condensed Statements of Income for the three and six months
         ended June 30, 2003 and 2002................................    2
         Condensed Statements of Cash Flows for the six months ended
         June 30, 2003 and 2002......................................    3
         Notes to Condensed Financial Statements.....................    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations (Unaudited).......................   13
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   24
Item 4.  Controls and Procedures.....................................   24

                        PART II:  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   25
Item 4.  Submission of Matters to a Vote of Security Holders.........   30
Item 6.  Exhibits and Reports on Form 8-K............................   31
Signatures...........................................................   32

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

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             TROVER SOLUTIONS, INC.

                            CONDENSED BALANCE SHEETS

                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  5,675     $ 2,269
  Restricted cash...........................................    19,084      17,764
  Accounts receivable, less allowance for doubtful accounts
     of $575 at June 30, 2003 and $531 at December 31,
     2002...................................................     8,134       9,389
Other current assets........................................     2,054       2,319
                                                              --------     -------
          Total current assets..............................    34,947      31,741
                                                              --------     -------
Property and equipment, net.................................     6,282       6,452
                                                              --------     -------
Goodwill, net...............................................    29,146      29,146
Identifiable intangibles, net...............................     3,558       3,810
Other assets................................................     2,199       2,424
                                                              --------     -------
          Total assets......................................  $ 76,132     $73,573
                                                              ========     =======
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $  1,157     $ 1,653
  Accrued expenses..........................................     4,941       4,699
  Accrued bonuses...........................................     1,802       3,208
  Funds due clients.........................................    13,734      12,368
  Income taxes payable......................................       840         429
  Deferred income tax liability.............................       616         616
                                                              --------     -------
          Total current liabilities.........................    23,090      22,973
Other liabilities...........................................     3,239       3,151
Long-term borrowings........................................     4,000       4,000
                                                              --------     -------
          Total liabilities.................................    30,329      30,124
                                                              --------     -------
Commitments and contingencies...............................        --          --
  Stockholders' equity:
  Preferred stock, $.001 par value; 2,000 shares authorized;
     no shares issued or outstanding........................        --          --
  Common stock, $.001 par value; 20,000 shares authorized;
     8,440 and 8,588 shares outstanding as of June 30, 2003
     and December 31, 2002,
     respectively...........................................        12          12
  Capital in excess of par value............................    23,280      23,154
  Other.....................................................      (957)       (926)
  Treasury stock at cost; 3,260 shares at June 30, 2003 and
     3,088 shares at December 31, 2002......................   (14,455)    (13,553)
  Accumulated other comprehensive income....................       (83)        (87)
  Unearned compensation.....................................       (33)        (39)
  Retained earnings.........................................    38,039      34,888
                                                              --------     -------
          Total stockholders' equity........................    45,803      43,449
                                                              --------     -------
          Total liabilities and stockholders' equity........  $ 76,132     $73,573
                                                              ========     =======

     The accompanying notes are an integral part of the condensed financial statements.

                             TROVER SOLUTIONS, INC.

                         CONDENSED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                         -------------------   -----------------
                                                           2003       2002      2003      2002
                                                         --------   --------   -------   -------
Claims revenues........................................  $17,004    $17,294    $33,357   $34,762
Cost of revenues.......................................    8,388      8,368     16,731    16,849
                                                         -------    -------    -------   -------
          Gross profit.................................    8,616      8,926     16,626    17,913
                                                         -------    -------    -------   -------
Support expenses.......................................    4,967      4,994      9,449     9,893
Depreciation and amortization..........................      849      1,229      1,811     2,517
                                                         -------    -------    -------   -------
          Operating income.............................    2,800      2,703      5,366     5,503
                                                         -------    -------    -------   -------
Interest income........................................       40         58         90       125
Interest expense.......................................       83        125        204       264
                                                         -------    -------    -------   -------
          Income before income taxes...................    2,757      2,636      5,252     5,364
Provision for income taxes.............................    1,103      1,021      2,101     2,058
                                                         -------    -------    -------   -------
          Net income...................................  $ 1,654    $ 1,615    $ 3,151   $ 3,306
                                                         =======    =======    =======   =======
Earnings per common share (basic)......................  $  0.20    $  0.17    $  0.37   $  0.35
                                                         =======    =======    =======   =======
Earnings per common share (diluted)....................  $  0.19    $  0.17    $  0.36   $  0.34
                                                         =======    =======    =======   =======

     The accompanying notes are an integral part of the condensed financial statements.

                             TROVER SOLUTIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Cash flows from operating activities:
  Net income................................................  $ 3,151   $ 3,306
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    2,198     2,703
     Other..................................................       10       (35)
     Changes in operating assets and liabilities:
       Restricted cash......................................   (1,313)      439
       Accounts receivable..................................    1,255       312
       Other current assets.................................      203       253
       Other assets.........................................        4      (175)
       Trade accounts payable...............................     (497)      659
       Accrued expenses.....................................   (1,138)     (195)
       Funds due clients....................................    1,366      (383)
       Income taxes payable.................................      411       (37)
       Other liabilities....................................       88       179
                                                              -------   -------
          Net cash provided by operating activities.........    5,738     7,026
                                                              -------   -------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (908)   (1,309)
  Capitalization of internally developed software...........     (592)     (981)
                                                              -------   -------
          Net cash used in investing activities.............   (1,500)   (2,290)
                                                              -------   -------
Cash flows from financing activities:
  Line of credit repayments.................................       --    (2,500)
  Line of credit proceeds...................................       --       800
  Repurchase of common stock................................     (902)   (3,573)
  Issuance of common stock..................................      100       104
  Other.....................................................      (30)      (32)
                                                              -------   -------
          Net cash used in financing activities.............     (832)   (5,201)
                                                              -------   -------
Net increase (decrease) in cash and cash equivalents........    3,406      (465)
Cash and cash equivalents, beginning of period..............    2,269     2,547
                                                              -------   -------
Cash and cash equivalents, end of period....................  $ 5,675   $ 2,082
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

                                                      THREE MONTHS       SIX MONTHS
                                                     ENDED JUNE 30,    ENDED JUNE 30,
                                                     ---------------   ---------------
                                                      2003     2002     2003     2002
                                                     ------   ------   ------   ------
Net income as reported.............................  $1,654   $1,615   $3,151   $3,306
Less: total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects.......     (71)    (168)    (226)    (426)
                                                     ------   ------   ------   ------
Proforma net income................................  $1,583   $1,447   $2,925   $2,880
                                                     ======   ======   ======   ======
Earnings per common share:
As reported (basic)................................  $ 0.20   $ 0.17   $ 0.37   $ 0.35
As reported (diluted)..............................    0.19     0.17     0.36     0.34
Proforma (basic)...................................    0.19     0.16     0.35     0.30
Proforma (diluted).................................    0.18     0.15     0.34     0.29

3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" which addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions of this statement are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is evaluating the effect that EITF 00-21 may have on its financial statements.

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

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company on July 1, 2003. The adoption of SFAS 150 did not have a significant impact on the Company's financial statements.

                             TROVER SOLUTIONS, INC.

4.  EARNINGS PER COMMON SHARE

     Reconciliations of the average number of common shares outstanding used in the calculation of earnings per common share and earnings per common share assuming dilution are as follows (dollars and shares in thousands, except per share results):

                                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                                        JUNE 30,             JUNE 30,
                                                   -------------------   -----------------
                                                    2003        2002      2003      2002
                                                   -------     -------   -------   -------
Weighted average number of common shares
  outstanding....................................   8,438       9,319     8,456     9,533
Add: Dilutive stock options......................     280         277       260       290
                                                   ------      ------    ------    ------
Number of common shares outstanding (diluted)....   8,718       9,596     8,716     9,823
                                                   ======      ======    ======    ======
Net earnings for earnings per common share (basic
  and diluted)...................................  $1,654      $1,615    $3,151    $3,306
                                                   ======      ======    ======    ======
Earnings per common share:
  Basic..........................................  $ 0.20      $ 0.17    $ 0.37    $ 0.35
                                                   ======      ======    ======    ======
  Diluted........................................  $ 0.19      $ 0.17    $ 0.36    $ 0.34
                                                   ======      ======    ======    ======

     Basic earnings per common share were computed based on the weighted-average number of shares outstanding during the period. The dilutive effect of stock options was calculated using the treasury stock method. Options to purchase 921,367 and 940,617 shares for the three and six months ended June 30, 2003, respectively, were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

5.  INCOME TAXES

     For the three and six months ended June 30, 2003, the Company accrued income taxes at a 40.0% effective tax rate. This is a reduction from the Company's pre-2002 historical effective tax rate due to the implementation of state tax planning initiatives beginning July 1, 2002.

     The Company accrued income taxes at a 38.7% and 38.4% effective tax rate during the three and six months ended June 30, 2002, respectively, due to non-recurring research and experimental tax credits of $72,500 and $167,500, respectively.

6.  RELATED PARTY TRANSACTIONS

     The Company has entered into a contract for legal services with a professional service corporation, Sharps & Associates, PSC, an entity owned solely by one of the Company's officers, Douglas R. Sharps. This arrangement exists solely for the benefit of the Company. Its purpose is to minimize the costs of legal services purchased by the Company on behalf of its clients. Mr. Sharps receives no financial or other personal benefit from his ownership of the firm. All payments to Sharps & Associates, PSC are reviewed and approved by the Audit Committee of the Company's Board of Directors. For the three and six months ended June 30, 2003, approximately $827,000 and $1,657,000, respectively, was paid to this law firm for such legal services, including all employees and expenses. For the three and six months ended June 30, 2002, the Company paid this law firm approximately $822,000 and $1,656,000, respectively, for legal services.

     On February 12, 1999, the Board of Directors approved a loan in the amount of $350,000 to Patrick B. McGinnis, the Chairman and Chief Executive Officer of the Company, in exchange for a full recourse promissory note in the same amount from Mr. McGinnis. On June 30, 2000, at the direction of the Board of

                             TROVER SOLUTIONS, INC.

Directors and in accordance with terms authorized by it, the Company loaned Mr. McGinnis an additional $500,000. Under these terms, the $500,000 loan to Mr. McGinnis was combined with his existing debt to the Company of $350,000 of principal and $36,520 of accrued interest. Mr. McGinnis delivered to the Company his full recourse promissory note in the amount of $886,520, bearing interest at a fixed rate of 6.62% per annum, compounded annually (the "Amended Promissory Note"), and the Company cancelled the old promissory note evidencing the prior debt. The Amended Promissory Note provides for mandatory prepayments from certain of the proceeds received by Mr. McGinnis from his sale of the Company's securities and any related transactions. At June 30, 2003 and December 31, 2002, the promissory note of $886,520 and accrued interest of $70,321 and $39,908, respectively, were outstanding. Mr. McGinnis used the proceeds of these loans to repay debts originally incurred by him to pay income taxes related to the ordinary income deemed to have been received by him on account of common stock granted to him by the former shareholder of the Company in connection with the initial public offering of the Company's stock in May 1997, and to purchase additional stock in the initial public offering.

     On June 30, 2000, pursuant to Board authorization and in accordance with the terms of the Amended Promissory Note, the Company and Mr. McGinnis entered into a deferred compensation agreement (the "Agreement"). Under the Agreement, 50% of the amount otherwise payable to Mr. McGinnis under the Company's Management Group Incentive Compensation Plan is to be deferred until the Amended Promissory Note is paid in full, with such deferred compensation then being paid in full to Mr. McGinnis within 30 days thereafter. The Company has full right of set-off against any deferred compensation under the Agreement should Mr. McGinnis default under the Amended Promissory Note. At the election of Mr. McGinnis, the payment of the deferred compensation, upon payment of the Amended Promissory Note, may be extended for a period of not more than ten years. At June 30, 2003, the amount of deferred compensation was $182,012, with accrued interest of $12,958. At December 31, 2002, the amount of deferred compensation was $72,354 with accrued interest of $7,627.

     Effective January 1, 2003, the Company entered into an employment agreement with Mr. McGinnis. Upon signing the employment agreement, Mr. McGinnis received a bonus of $200,000. The bonus is subject to full or partial reimbursement by Mr. McGinnis to the Company, based on the date of termination, if Mr. McGinnis terminates his employment with the Company during the initial three-year term of his employment. The bonus payment was recorded in "Other Current Assets" on the accompanying Condensed Balance Sheets and is being amortized over the term of the agreement. The balance at June 30, 2003 and December 31, 2002 was approximately $167,000 and $200,000, respectively.

                             TROVER SOLUTIONS, INC.

7.  PROPERTY AND EQUIPMENT

     The property and equipment consists of the following at June 30, 2003 and December 31, 2002 (in thousands):

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
Property and equipment, at cost:
  Furniture and fixtures....................................  $  3,270     $  3,260
  Office equipment..........................................     2,056        2,067
  Computer equipment........................................    12,033       11,611
  Software..................................................    10,321        9,584
  Leasehold improvements....................................     1,750        1,429
                                                              --------     --------
                                                                29,430       27,951
  Accumulated depreciation and amortization.................   (23,148)     (21,499)
                                                              --------     --------
     Property and equipment, net............................  $  6,282     $  6,452
                                                              ========     ========

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted FAS 142 under which goodwill is no longer amortized but instead will be assessed for impairment at least annually. The Company performs its annual impairment review during the second quarter of each year. The review performed during the quarter ended June 30, 2003 did not result in an impairment charge for the Company. The Company's reporting units are generally consistent with the operating segments underlying the segments identified in Note 15 "Segment Information". All recorded goodwill and other intangible assets relate to the Healthcare Recovery Services segment.

     The carrying value of goodwill, net was approximately $29.1 million at June 30, 2003 and December 31, 2002. There were no goodwill impairment losses recorded during the three and six months ended June 30, 2003.

     All of the Company's intangible assets (other than goodwill, net) are subject to amortization. The details of the Company's intangible assets at June 30, 2003 and December 31, 2002 are as follows (in thousands):

                                             JUNE 30, 2003                  DECEMBER 31, 2002
                                     ------------------------------   ------------------------------
                                              ACCUMULATED                      ACCUMULATED
                                      COST    AMORTIZATION    NET      COST    AMORTIZATION    NET
                                     ------   ------------   ------   ------   ------------   ------
Client lists.......................  $4,900      $1,436      $3,464   $4,900      $1,272      $3,628
Backlog............................     570         504          66      570         447         123
Non-compete agreements.............     530         502          28      530         471          59
                                     ------      ------      ------   ------      ------      ------
          Total....................  $6,000      $2,442      $3,558   $6,000      $2,190      $3,810
                                     ======      ======      ======   ======      ======      ======

     Client lists are being amortized on a straight-line basis over 15 years. Backlog is being amortized over 5 years on a straight-line basis. Non-compete agreements are being amortized on a straight-line basis over periods ranging from 4 years to 5 years.

     Amortization expense related to intangible assets for the three and six months ended June 30, 2003 was approximately $122,000 and $253,000, respectively. Over the six months ended December 31, 2003 and each

                             TROVER SOLUTIONS, INC.

of the four succeeding fiscal years, amortization expense related to intangible assets is expected to be as follows (in thousands):

Six months ended December 31, 2003..........................   $243
Year ended December 31,:
2004........................................................    340
2005........................................................    327
2006........................................................    327
2007........................................................    327

9.  DERIVATIVES

     On November 6, 2001, the Company entered into an interest rate swap contract to pay 3.66% and to receive the one-month LIBOR rate on a $4 million notional amount of the Revolving Credit Facility. The Company uses derivative financial instruments to manage the risk that changes in interest rates will affect the amount of its future interest payments. Under the interest rate swap contract, the Company agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a variable rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The interest rate swap contract was entered into with a major financial institution in order to minimize counterparty credit risk. The interest rate swap transaction qualifies for hedge accounting treatment and is accounted for in accordance with FAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FAS 133". At June 30, 2003, the fair value of the hedge was a liability of $138,532 ($83,119, net of tax, is included in Accumulated Other Comprehensive Income
(Loss)). At December 31, 2002, the fair value of the hedge was a liability of $144,804 ($86,882, net of tax, is included in Accumulated Other Comprehensive Income (Loss)).

10.  CREDIT FACILITY

     On November 1, 2001, the Company entered into a revolving credit facility with National City Bank of Kentucky, Bank One Kentucky, N.A. and Fifth Third Bank (the "Revolving Credit Facility"), and the existing Credit Facility was terminated. The Company's obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. The Revolving Credit Facility carries a maximum borrowing capacity of $40 million and will mature October 31, 2004. Principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined fixed margin. At June 30, 2003 and December 31, 2002, the interest rate was 3.06% and 3.19%, respectively, based on the one-month Eurodollar Rate plus the fixed margin. The Revolving Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. At June 30, 2003 and December 31, 2002, $4 million was outstanding under the Revolving Credit Facility.

11.  CONTINGENCIES

     The Company is engaged in the business of identifying and recovering subrogation and related claims of its clients, many of which arise in the context of personal injury lawsuits. As such, the Company operates in a litigation-intensive environment. The Company has been, from time to time, and in the future expects to be,

                             TROVER SOLUTIONS, INC.

named as a party in litigation incidental to its business operations. To date, the Company has not been involved in any litigation which resulted in a material adverse effect upon the Company, but there can be no assurance that pending litigation or future litigation will not have a material adverse effect on the Company's business, results of operations or financial condition.

12.  STOCK REPURCHASE PLAN

     The Company's Board of Directors authorized the repurchase of up to $20 million of the Company's Common Stock in the open market at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $20 million of the Company's Common Stock or until it otherwise terminates the stock repurchase plan. The Company did not repurchase any common stock during the three months ended June 30, 2003. The Company repurchased 172,622 shares of common stock during the six months ended June 30, 2003 at a cost of $0.9 million, or an average price of $5.23 per share. From inception of the program through June 30, 2003, the Company repurchased 3,269,630 shares at a cost of $14.5 million, or an average cost of $4.43 per share. Except for 9,397 shares previously repurchased but reissued in connection with an employee restricted stock award, all of the reacquired shares of Common Stock through June 30, 2003 are reflected as treasury stock on the accompanying Condensed Balance Sheets (Unaudited).

13.  OTHER COMPREHENSIVE INCOME (LOSS)

     Other comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 consists of the following (in thousands):

                                                      THREE MONTHS     SIX MONTHS ENDED
                                                     ENDED JUNE 30,        JUNE 30,
                                                     ---------------   -----------------
                                                      2003     2002     2003      2002
                                                     ------   ------   -------   -------
Net income.........................................  $1,654   $1,615   $3,151    $3,306
Other comprehensive income (loss):
Deferred gain (loss) on cash flow hedge, net.......       4      (56)       4       (43)
                                                     ------   ------   ------    ------
Comprehensive income...............................  $1,658   $1,559   $3,155    $3,263
                                                     ======   ======   ======    ======

     Accumulated other comprehensive (loss) income consists of the following:

                                                               CASH FLOW
                                                                 HEDGE
                                                               ---------
Balance, December 31, 2002..................................     $(87)
First quarter 2003 change...................................       --
                                                                 ----
Balance, March 31, 2003.....................................      (87)
Second quarter 2003 change..................................        4
                                                                 ----
Balance, June 30, 2003......................................     $(83)
                                                                 ====

14.  CONCENTRATION OF CLIENTS AND CREDIT RISK

     The Company has two clients that individually comprise more than 10% of the Company's revenue. The Company's largest source of revenue is UnitedHealth Group ("UHG"). For the three and six month periods ended June 30, 2003, UHG generated 23% and 26% of the Company's revenues, respectively. Wellpoint Health Network Inc. accounted for 16% and 15% of the Company's total revenues for the three and six months ended June 30, 2003, respectively, as well as 41% and 32% of the Company's accounts receivable

                             TROVER SOLUTIONS, INC.

balance at June 30, 2003 and December 31, 2002, respectively. Health Net, Inc. accounted for 8% and 15% of the Company's accounts receivable balance at June 30, 2003 and December 31, 2002, respectively.

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

15.  SEGMENT INFORMATION

     The accounting policies of the Company's reportable segments are the same as those accounting policies described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company has three reportable segments based on qualitative guidelines. The Company's three segments are: (1) Healthcare Recovery Services, which encompasses its four healthcare recovery products: healthcare subrogation, provider bill audit, overpayments and MD Audit; (2) Property and Casualty Recovery Services, which is subrogation recovery services for property and casualty insurers, sold under the name TransPaC Solutions; and (3) Software, which is subrogation recovery software in a browser-based application service provider (ASP) form. The segment profit measure is income before income taxes.

     Segment results for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands):

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   -----------------
                                                   2003       2002      2003      2002
                                                 --------   --------   -------   -------
Claims revenues:
  Healthcare Recovery Services.................  $16,713    $17,178    $32,820   $34,579
  Property and Casualty Recovery Services......      276        116        505       183
  Software.....................................      405        165        718       280
  Elimination of intercompany revenue..........     (390)      (165)      (686)     (280)
                                                 -------    -------    -------   -------
          Total claims revenues................  $17,004    $17,294    $33,357   $34,762
                                                 =======    =======    =======   =======
Operating income (loss):
  Healthcare Recovery Services.................  $ 7,257    $ 7,144    $14,010   $14,316
  Property and Casualty Recovery Services......     (188)      (284)      (420)     (577)
  Software.....................................     (147)      (209)      (380)     (370)
  Unallocated Corporate support expenses.......   (4,122)    (3,948)    (7,844)   (7,866)
                                                 -------    -------    -------   -------
          Total operating income...............  $ 2,800    $ 2,703    $ 5,366   $ 5,503
                                                 =======    =======    =======   =======

                             TROVER SOLUTIONS, INC.

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   -----------------
                                                   2003       2002      2003      2002
                                                 --------   --------   -------   -------
Depreciation and amortization:
  Healthcare Recovery Services.................  $   682    $ 1,059    $ 1,469   $ 2,177
  Property and Casualty Recovery Services......       22         27         45        54
  Software.....................................       11         11         24        25
  Unallocated Corporate depreciation and
     amortization expense......................      134        132        273       261
                                                 -------    -------    -------   -------
          Total depreciation and
            amortization.......................  $   849    $ 1,229    $ 1,811   $ 2,517
                                                 =======    =======    =======   =======
Income (loss) before income taxes:
  Healthcare Recovery Services.................  $ 7,260    $ 7,156    $14,027   $14,337
  Property and Casualty Recovery Services......     (196)      (295)      (438)     (595)
  Software.....................................     (172)      (243)      (435)     (432)
  Unallocated Corporate expenses and other
     charges...................................   (4,135)    (3,982)    (7,902)   (7,946)
                                                 -------    -------    -------   -------
          Total income before income taxes.....  $ 2,757    $ 2,636    $ 5,252   $ 5,364
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company believes it is a leading independent provider of outsourcing of subrogation and certain other medical claims recovery and cost containment services to the private healthcare payor industry in the United States, based on the Company's experience and assessment of its market. The Company's primary business is medical claims recovery and its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are known generally as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance. The Company's other medical claims recovery services include (1) the auditing of the bills of medical providers, particularly hospitals, for accuracy, correctness and compliance with contract terms ("provider bill audit"), (2) the recovery of overpayments attributable to duplicate payments, failures to coordinate benefits and similar errors in payment ("overpayments"), and (3) the auditing of physician evaluation and management claims for consistency with medical records, in accordance with federal guidelines ("MD Audit"). The Company offers its healthcare recovery services on a nationwide basis to health maintenance organizations ("HMOs"), indemnity health insurers, self-funded employee health plans, companies that provide claims administration services to self-funded plans (referred to as "third-party administrators"), Blue Cross and Blue Shield organizations and provider organized health plans. Current clients include Humana Inc., Kaiser Permanente, Wellpoint Health Network Inc., and The Principal Financial Group. The Company had 35.2 million and 42.4 million lives under contract from its clientele at June 30, 2003 and 2002, respectively.

     The Company has three segments: (1) Healthcare Recovery Services, which encompasses its four healthcare recovery products: healthcare subrogation, provider bill audit, overpayments and MD Audit; (2) Property and Casualty Recovery Services, which is subrogation recovery services for property and casualty insurers, sold under the name TransPaC Solutions; and (3) Software, which is subrogation recovery software in a browser-based application service provider (ASP) form.

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

  RESULTS OF OPERATIONS

     The following tables present certain key operating indicators for the Healthcare Recovery Services segment for the periods indicated (lives and dollars in millions):

            HEALTHCARE RECOVERY SERVICES -- KEY OPERATING INDICATORS

                           LIVES SOLD AND INSTALLED*

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  -------------------   -----------------
                                                    2003       2002      2003      2002
                                                  --------   --------   -------   -------
Cumulative lives sold, beginning of period......    34.3       46.4      41.6      49.1
Lives from existing client loss, net(1).........    (0.2)      (4.3)     (7.6)     (8.2)
Lives added from new contracts with existing
  clients.......................................     1.0        0.1       1.1       0.8
Lives added from contracts with new clients.....     0.1        0.2       0.1       0.7
                                                    ----       ----      ----      ----
Cumulative lives sold, end of period............    35.2       42.4      35.2      42.4
                                                    ====       ====      ====      ====
Lives sold eliminations/cross-sold lives(2).....    14.4        5.7      14.4       5.7
                                                    ====       ====      ====      ====
Lives installed, end of period..................    32.2       41.7      32.2      41.7
                                                    ====       ====      ====      ====
Lives installed eliminations/cross-installed
  lives(3)......................................     5.7        4.0       5.7       4.0
                                                    ====       ====      ====      ====

---------------

 * All references to "lives" in the table, whether reported as from existing client loss, added from new contracts with existing clients or with new clients, lives sold, lives sold eliminations/cross-sold, lives installed, or lives installed eliminations/cross-installed lives, are derived by the Company from information provided to it by clients, which may contain estimates.

(1) Represents the net of losses from contract terminations and organic declines in the clients' installed base measured in the number of persons covered by clients, and gains from organic growth in the clients' installed base measured in the number of persons covered by clients.

(2) "Lives sold eliminations/cross-sold lives" specifies the number of lives subject to client contracts under which the Company provides or will provide more than one healthcare recovery service to a client population. By contrast, the number of lives reported in "Cumulative lives sold, end of period" does not include the overlap (i.e., "double counting") that occurs when multiple healthcare recovery services are provided to the same client population.

(3) "Lives installed eliminations/cross-installed lives" specifies the number of lives as to which the Company provides more than one healthcare recovery service to a client population. By contrast, the number of lives reported in "Lives installed, end of period" does not include the overlap (i.e., "double counting") that occurs when multiple healthcare recovery services are provided to the same client population.

                         OTHER KEY OPERATING INDICATORS

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                  JUNE 30,
                                         ---------------------     ---------------------
                                           2003         2002         2003         2002
                                         --------     --------     --------     --------
Backlog(1).............................  $1,570.6(2)  $1,532.6(2)  $1,570.6(2)  $1,532.6(2)
Claims recoveries......................  $   60.5     $   61.4     $  118.3     $  125.4
Throughput(3)..........................       3.8%         4.2%         7.6%         8.5%
Effective fee rate.....................      27.6%        28.0%        27.7%        27.7%
Claims revenues........................  $   16.7     $   17.2     $   32.8     $   34.6

---------------

(1) Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of its clients at a given point in time.

(2) At June 30, 2003 and 2002, approximately $329.9 million and $401.9 million, respectively, of the backlog derived from terminated clients and clients that, by that date, had given notice of termination. See "Concentration of Clients".

(3) Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002

     Claims Revenues. Total Healthcare Recovery Services revenues for the quarter ended June 30, 2003 decreased 2.7%, to $16.7 million from $17.2 million for the same quarter of 2002, and for the six month period ended June 30, 2003, decreased 5.1%, to $32.8 million from $34.6 million in the comparable period of 2002. Healthcare claims recoveries for the quarter ended June 30, 2003 were $60.5 million, a decrease of $0.9 million, or 1.5%, compared to $61.4 million for the same quarter of 2002. For the six month period ended June 30, 2003, healthcare claims recoveries decreased 5.7%, to $118.3 million from $125.4 million in the comparable period of 2002. The lower recoveries resulted from two causes. The first cause is lower throughput (i.e., yield) from the healthcare subrogation backlog attributable to a shift in its composition, increasingly composed of files from terminated clients. The portion of that backlog derived from terminated clients exhibits a lower throughput rate than does the portion of the backlog derived from active clients, whose files are replenished on an on-going basis. Second, the Healthcare Recovery Services segment had fewer installed lives during the three and six months ended June 30, 2003 because of attrition from client terminations, including the UnitedHealth Group termination (see "Concentration of Clients"), and organic losses of client lives.

     The Healthcare Recovery Services effective fee rate for the quarter ended June 30, 2003 decreased to 27.6% from 28.0% for the same quarter of 2002, and remained at 27.7% for the six month period ended June 30, 2003, the same as the comparable period in 2002. The slight decrease in fee rate for the quarter ended June 30, 2003 was primarily attributable to a decrease in the effective fee rate for the provider bill audit division, due to a special audit project performed in the quarter ended June 30, 2002, which had a higher fee rate.

     Backlog for the Healthcare Recovery Services segment increased to $1,570.6 million at June 30, 2003 from $1,532.6 million at June 30, 2002, an increase of 2.5%. The provider bill audit services backlog increased approximately $87.8 million while the healthcare subrogation backlog decreased approximately $52.3 million.

     The Healthcare Recovery Services segment had a throughput rate of approximately 3.8% and 4.2% of average backlog during the second quarter of 2003 and 2002, respectively. The decrease in throughput from the quarter ended June 30, 2002 is primarily the effect of a shift in the backlog mix, with a greater percentage of backlog and recoveries coming from provider bill audit, which typically exhibits a lower throughput rate than does healthcare subrogation. Throughput for the six month period ended June 30, 2003 also decreased to 7.6% from 8.5% for the comparable period in 2002, for the same reason described above. Lives installed decreased 9.5 million from 41.7 million at June 30, 2002 to 32.2 million at June 30, 2003 primarily because of the lives lost relating to terminations by UnitedHealth Group. See "Concentration of Clients".

     Cost of Revenues. Cost of revenues for the Healthcare Recovery Services segment decreased 2.5% for the quarter ended June 30, 2003 to $7.8 million, from $8.0 million for the same quarter in 2002, and was $15.5 million for the six months ended June 30, 2003, a decrease of 3.7% from $16.1 million for the same period in 2002. As a percentage of claims revenues, cost of revenues increased to 46.5% for the quarter ended June 30, 2003 compared to 46.4% for the same quarter in 2002. For the six months ended June 30, 2003, cost of revenues as a percentage of claims revenues increased to 47.3% from 46.6% in 2002, due primarily to a greater percentage of the revenue and recoveries coming from the provider bill audit division. The provider bill audit product has a lower gross margin than does the healthcare subrogation product.

     Support Expenses. Support expenses for the Healthcare Recovery Services segment were $1.0 million for the quarters ended June 30, 2003 and 2002, and were $1.8 million for the six months ended June 30, 2003 compared to $2.0 million for the comparable period in 2002. Support expenses increased as a percentage of claims revenues from 5.9% for the second quarter of 2002 to 6.0% for the same quarter in 2003. For the six months ended June 30, 2003, support expenses as a percentage of claims revenues were 5.5%, a decrease from 5.7% for the comparable period in 2002. The decrease in support expenses resulted primarily from a decrease in incentive compensation in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

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

     The Company has assessed the competitive environment for P&C subrogation outsourcing and believes that the competition is fragmented and characterized by claims adjusting companies that operate on a local or regional basis and by law firms that specialize in a low volume of legally complex subrogation claims. The Company has identified three competitors that attempt to serve a national market. Two of these competitors are owned and controlled by P&C insurers, and the Company believes that this fact may deter potential buyers of these competitors' services if those potential buyers also compete against the competitors' parent organizations.

     The Company currently provides subrogation outsourcing services to 18 P&C insurers, of which 3 are full outsource clients with the remainder being clients for either referral services, in which the Company supplements the capacity of an internal recovery unit, or closed claims reviews, in which the Company recovers subrogation claims missed or ignored by an internal recovery unit. The Company has established a full-time direct sales force of four individuals experienced in P&C sales and marketing. The Company's target market for its P&C subrogation services is P&C insurers that are personal lines automobile carriers or that are multi-lines carriers which focus on automobile coverage, as well as entities that self-insure P&C liabilities and third party administrators of P&C claims.

  RESULTS OF OPERATIONS

     The following tables present certain key operating indicators for the Property and Casualty Recovery Services segment for the periods indicated (dollars in millions):

      PROPERTY AND CASUALTY RECOVERY SERVICES -- KEY OPERATING INDICATORS

                                                          THREE MONTHS     SIX MONTHS
                                                              ENDED           ENDED
                                                            JUNE 30,        JUNE 30,
                                                          -------------   -------------
                                                          2003     2002   2003     2002
                                                          ----     ----   ----     ----
Contracts in Force, beginning of period.................   30       21     27       14
Outsourcing(1)..........................................   --        1      1        1
Referrals/Closed Claims(2)..............................    1        5      4       12
Terminations............................................   (2)      --     (3)      --
                                                           --       --     --       --
Contracts in Force, end of period.......................   29       27     29       27
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

                                                        THREE MONTHS      SIX MONTHS
                                                       ENDED JUNE 30,   ENDED JUNE 30,
                                                       --------------   --------------
                                                       2003      2002   2003      2002
                                                       -----     ----   -----     ----
Backlog(1)...........................................  $16.3     $9.5   $16.3     $9.5
Claims recoveries....................................  $ 1.3     $0.4   $ 2.4     $0.7
Throughput(2)........................................    7.8%     5.4%   15.2%    11.1%
Effective fee rate...................................   21.6%    26.1%   21.0%    25.2%
Claims revenues......................................  $ 0.3     $0.1   $ 0.5     $0.2

---------------

(1) Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing on behalf of its clients at a given point in time.

(2) Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002

     Claims Revenues. Total Property and Casualty Recovery Services revenues for the quarter ended June 30, 2003 increased approximately $160,000, or 138%, from the same quarter in 2002 and increased 176% to $505,000 for the six month period ended June 30, 2003 from $183,000 in the comparable period of 2002. Property and Casualty Recovery Services claims recoveries for the quarter ended June 30, 2003 were $1.3 million, an increase of $0.9 million over the same quarter in 2002. For the six months ended June 30, 2003, claims recoveries increased 243% to $2.4 million from $0.7 million during the comparable period in 2002.

     The Property and Casualty Recovery Services effective fee rate for the quarter ended June 30, 2003 decreased to 21.6% from 26.1% for the same quarter of 2002 and decreased to 21.0% for the six months ended June 30, 2003 as compared to 25.2% for the same period in 2002. The decrease in fee rate was primarily attributable to the change in mix of referral and closed claim contracts, which typically bear higher fees, and full outsourcing contracts, which typically bear lower fees, that occurred over the past eighteen months.

     Backlog. Backlog for the Property and Casualty Recovery Services segment increased to $16.3 million at June 30, 2003 from $9.5 million at June 30, 2002 due to a significant outsourcing contract which was entered into in late June 2002.

     The Property and Casualty Recovery Services segment had a throughput rate of approximately 7.8% and 5.4% of average backlog during the second quarter of 2003 and 2002, respectively. Throughput for the six month period ended June 30, 2003 also increased to 15.2% from 11.1% for the comparable period of 2002. The increases were due to recoveries growing more quickly than the average backlog over the three and six month periods ended June 30, 2003.

     Cost of Revenues. Cost of revenues for the Property and Casualty Recovery Services segment increased 33% for the quarter ended June 30, 2003 to $0.4 million, from $0.3 million for the same quarter in 2002, and was $0.7 million for the six months ended June 30, 2003, an increase of 40% from $0.5 million for the same period in 2002. The increase in cost of revenues results from production expenses that are incurred prior to the recognition of revenue, which reflects the nature of the subrogation business. As a percentage of claims revenues, cost of revenues decreased to 129% for the quarter ended June 30, 2003 compared to 218% for the same quarter in 2002. For the six months ended June 30, 2003, the cost of revenues as a percentage of revenue decreased to 138% from 263% in 2002. The decrease in cost of revenues as a percentage of claims revenues resulted from the increase in revenue described above.

     Support Expenses. Support expenses for the Property and Casualty Recovery Services segment were $0.1 million for the quarters ended June 30, 2003 and 2002, and were $0.2 million for the six months ended June 30, 2003 and 2002. Support expenses decreased as a percentage of claims revenues from 103% for the second quarter of 2002 to 31% for the same quarter in 2003. For the six months ended June 30, 2003, support expenses as a percentage of claims revenues were 36%, a decrease from 123% in the comparable period of 2002. The decrease in support expenses as a percentage of claims revenues resulted from the increase in revenue described above.

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

  RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002

     Revenue. Revenue for the Software segment increased $240,000, or 145%, for the quarter ended June 30, 2003. For the six months ended June 30, 2003, revenue increased to $718,000 from $280,000 for the comparable period in 2002. All but $15,000 and $32,000 of the revenue for the three and six months ended June 30, 2003, respectively, was derived from internal clients (i.e., the Healthcare Recovery Services and Property and Casualty Services segments). For the three and six months ended June 30, 2002, all revenue was derived from internal clients.

     Cost of Revenues. Cost of revenues for the Software segment for the three months ended June 30, 2003 was approximately $255,000, an increase of $107,000, or 72%, over the comparable period in 2002. This includes approximately $208,000 and $107,000 for the three months ended June 30, 2003 and 2002, respectively, of depreciation and amortization of software in service. Approximately $47,000 and $41,000 of the cost of revenues for the three months ended June 30, 2003 and 2002, respectively, relate to the support and maintenance of the software. For the six months ended June 30, 2003, cost of revenues was $495,000, an increase of 88% from $263,000 for the six months ended June 30, 2002. Depreciation and amortization of software in service comprised $388,000 and $187,000 of the cost of revenues for the six months ended June 30, 2003 and 2002, respectively. Approximately $107,000 and $76,000 of the cost of revenues for the six months ended June 30, 2003 and 2002, respectively, relate to the support and maintenance of the software.

     Support Expenses. For the three months ended June 30, 2003 and 2002, the Software segment incurred approximately $528,000 and $507,000, respectively, in expenditures in connection with the creation of new products for the insurance industry. Approximately $242,000 and $292,000 of support expenditures were capitalized in the quarters ended June 30, 2003 and 2002, respectively, resulting in net reported support expenses of approximately $286,000 and $215,000, respectively. For the six months ended June 30, 2003 and 2002, approximately $1.0 million and $908,000, respectively, in expenditures were incurred in connection with the creation of new products for the insurance industry. Approximately $445,000 and $546,000 of support expenditures were capitalized during the six months ended June 30, 2003 and 2002, respectively, resulting in net reported support expenses of $579,000 and $362,000, respectively.

ENTIRE COMPANY

                                   EMPLOYEES

                                                         JUNE 30,   DECEMBER 31,   JUNE 30,
                                                           2003         2002         2002
                                                         --------   ------------   --------
Direct operations......................................    500          522          532
Support................................................    142          144          154
                                                           ---          ---          ---
Total employees........................................    642          666          686
                                                           ===          ===          ===

                STATEMENTS OF INCOME AS A PERCENTAGE OF REVENUES

                                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                                         JUNE 30,            JUNE 30,
                                                    ------------------   -----------------
                                                     2003        2002     2003       2002
                                                    ------      ------   ------     ------
Claims revenues...................................  100.0%      100.0%   100.0%     100.0%
Cost of revenues..................................   49.3        48.4     50.2       48.5
Support expenses..................................   29.2        28.9     28.3       28.5
Depreciation and amortization.....................    5.0         7.1      5.4        7.2
Operating income..................................   16.5        15.6     16.1       15.8
Interest expense, net.............................   (0.3)       (0.4)    (0.3)      (0.4)
Income before income taxes........................   16.2        15.2     15.7       15.4
Net income........................................    9.7         9.3      9.4        9.5

     Depreciation and Amortization. Depreciation and amortization expense decreased 30.9% to $849,000 for the quarter ended June 30, 2003 from $1.2 million for the same quarter in 2002, and decreased 28.0% to $1.8 million for the six months ended June 30, 2003 from $2.5 million for the comparable period in 2002. The decreases were due to a significant amount of fixed assets acquired in 1997 becoming fully depreciated during the twelve months ended June 30, 2003.

     Interest Income. Interest income decreased 31.0%, or $18,000, for the quarter ended June 30, 2003 as compared to the same quarter in 2002. For the six months ended June 30, 2003, interest income decreased $35,000, or 28.0%, from $125,000 to $90,000. The decreases were due primarily to lower interest rates.

     Interest Expense. Interest expense totaled approximately $83,000 for the quarter ended June 30, 2003, a decrease of 33.6%, or $42,000 from the quarter ended June 30, 2002. For the six months ended June 30, 2003, interest expense decreased 22.7% to $204,000 from $264,000 in the comparable period in 2002. The decreases in interest expense for the three and six months ended June 30, 2003, as compared with the same periods in 2002, were primarily due to a decrease in borrowed funds during the 2003 periods.

     Tax. For the three and six months ended June 30, 2003, the Company accrued income taxes at a 40.0% effective tax rate. This is a reduction from the Company's pre-2002 historical effective tax rate due to the implementation of state tax planning initiatives beginning July 1, 2002.

     The Company accrued income taxes at a 38.7% and 38.4% effective tax rate during the three and six months ended June 30, 2002, respectively, due to non-recurring research and experimental tax credits of $72,500 and $167,500, respectively.

     Net Income. Net income for the quarter ended June 30, 2003 increased $39,000, or 2.4%, to $1.7 million, or $0.19 per diluted common share, from $1.6 million, or $0.17 per diluted common share, for the comparable quarter in 2002. For the six months ended June 30, 2003, net income decreased 4.7% to

$3.2 million, or $0.36 per diluted common share, from $3.3 million, or $0.34 per diluted common share, for the comparable period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's statements of cash flows for the six months ended June 30, 2003 and 2002 are summarized below:

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Net cash provided by operating activities...................  $ 5,738   $ 7,026
Net cash used in investing activities.......................   (1,500)   (2,290)
Net cash used in financing activities.......................     (832)   (5,201)
                                                              -------   -------
Net increase (decrease) in cash and cash equivalents........  $ 3,406   $  (465)
                                                              =======   =======

     The Company had working capital of $11.9 million at June 30, 2003, including cash and cash equivalents of $5.7 million, compared with working capital of $8.8 million at December 31, 2002. The primary reason for the increase in working capital was the accumulation of cash generated from operating activities.

     Net cash provided by operating activities was $5.7 million, a decrease of $1.3 million for the six months ended June 30, 2003, compared to the same six months in 2002. The decrease is primarily attributable to a decrease in accounts payable from June 30, 2002 to June 30, 2003, due to timing of payments. A decrease in accrued expenses primarily as a result of payment of more incentive compensation during the first six months of 2003 compared to 2002, was off-set by a decrease in accounts receivable, caused by improved collections. In addition, net income plus depreciation and amortization is approximately $0.7 million less for the six months ended June 30, 2003 compared to the same period in 2002.

     Net cash used in investing activities includes purchases of property and equipment principally related to the development of and conversion to the Troveris software. During the six month periods ended June 30, 2003 and 2002, the Company capitalized approximately $0.6 million and $1.0 million of internally-developed software, respectively.

     Net cash used in financing activities for the six months ended June 30, 2003 and 2002, reflects $0.9 million and $3.6 million in treasury stock purchases, respectively. During the six months ended June 30, 2002, the Company paid down a net of $1.7 million on its long-term borrowings.

     On November 1, 2001, the Company entered into a revolving credit facility with National City Bank of Kentucky, Bank One Kentucky, N.A. and Fifth Third Bank (the "Revolving Credit Facility"). The Company's obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. The Revolving Credit Facility carries a maximum borrowing capacity of $40 million and will mature October 31, 2004. Principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined fixed margin. At June 30, 2003 and December 31, 2002, the interest rate was 3.06% and 3.19%, respectively, based on the one-month Eurodollar Rate plus the fixed margin. The Revolving Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. At June 30, 2003 and December 31, 2002, $4 million was outstanding under the Revolving Credit Facility. (See Item 1. "Financial Statements (Unaudited) -- Note 9 -- Derivatives and Note 10 -- Credit Facility".)

     At June 30, 2003 and December 31, 2002, the Company reported on its balance sheets, as a current asset, restricted cash of $19.1 million and $17.8 million, respectively. Restricted cash at June 30, 2003 and December 31, 2002 represented claims recoveries by the Company for its clients. At June 30, 2003 and December 31, 2002, the Company reported on its balance sheets, as a current liability, funds due clients of

$13.7 million and $12.4 million, respectively, representing claims recoveries to be distributed to clients, net of the fee earned on such recoveries.

     In light of its acquisition strategy, the Company continues to assess, from time to time, its opportunities for capital formation. The Company believes that its available cash resources, together with the borrowings available under the Revolving Credit Facility, will be sufficient to meet its current operating requirements and acquisition and internal development activities. See "Evaluation of Strategic Alternatives".

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

CONCENTRATION OF CLIENTS

     The Company provides services to healthcare plans that as of June 30, 2003 covered approximately 35.2 million lives. The Company's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations. The Company has two clients that individually comprise more than 10% of the Company's revenue. The Company's largest source of revenue is UnitedHealth Group ("UHG"). For the six month periods ended June 30, 2003 and 2002, UnitedHealth Group generated 26% and 27% of the Company's revenues, respectively. Wellpoint Health Network Inc. accounted for 15% and 13% of the Company's total revenues for the six months ended June 30, 2003 and 2002, respectively, as well as 41% and 32% of the Company's accounts receivable balance at June 30, 2003 and December 31, 2002, respectively. Health Net, Inc. accounted for 8% and 15% of the Company's accounts receivable balance at June 30, 2003 and December 31, 2002, respectively.

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

     The Company performs its services on a reasonable efforts basis and does not obligate itself to deliver any specific result. Contracts with its customers are generally terminable on 60 to 180 days' notice by either party, although in a few cases the contracts extend over a period of years. The Company's contracts generally provide that in the event of termination, the Company is entitled to complete the recovery process on the existing backlog or to receive a cash payment designed to approximate the gross margin that would otherwise have been earned from the recovery on the backlog of the terminating client. On June 30, 2003, the Company had Healthcare Recovery Services backlog of $1,570.6 million.

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

CRITICAL ACCOUNTING POLICIES

     The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company believes its most significant accounting policies are related to the following areas, among others: revenue recognition, accounts receivable and collectibility, capitalization of software costs, valuation of long-lived and intangible assets, accrued expenses and common stock options. Details regarding the Company's use of these policies and the related estimates are described more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003. During the six months ended June 30, 2003, there have been no material changes to the Company's critical accounting policies that impacted the Company's financial condition or results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" which addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions of this statement are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is evaluating the effect that EITF 00-21 may have on its financial statements.

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

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company on July 1, 2003. The adoption of SFAS 150 did not have a significant impact on the Company's financial statements.

EVALUATION OF STRATEGIC ALTERNATIVES

     As previously announced in a press release issued August 1, 2003, the Company's Board of Directors has formed a Special Committee to evaluate strategic alternatives available to the Company, including a leveraged recapitalization, a sale of all or any portion of the Company to a third party, or the formation of an employee stock ownership plan which would acquire the Company. The Special Committee has engaged Houlihan Lokey Howard and Zukin as its financial advisor.

STOCK REPURCHASE PLAN

     The Company's Board of Directors authorized the repurchase of up to $20 million of the Company's Common Stock in the open market, including $10 million authorized on May 10, 2002, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $20 million of the Company's Common Stock or until it otherwise determines to terminate the stock repurchase plan. During the quarter ended June 30, 2003, the Company did not repurchase any shares of common stock. The Company repurchased 172,622 shares of common stock during the six months ended June 30, 2003 at a cost of $0.9 million, or an average price of $5.23 per share. From inception of the program through June 30, 2003, the Company repurchased 3,269,630 shares at a cost of $14.5 million, or an average cost of $4.43 per share. Except for 9,397 shares previously repurchased but reissued in connection with an employee restricted stock award, all of the reacquired shares of Common Stock through June 30, 2003 are reflected as treasury stock on the accompanying Condensed Balance Sheets (Unaudited).

     During the term of the Special Committee, the Company does not anticipate repurchasing shares of its common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     An element of market risk exists for the Company from changes in interest rates related to its Revolving Credit Facility, which matures October 31, 2004. The impact on earnings and value of any debt on the Company's balance sheets are subject to change as a result of movements in market rates and prices as the Revolving Credit Facility is subject to variable interest rates. However, the Company does not expect changes in interest rates to have a material effect on its financial position, results of operations or cash flows in 2003. As of June 30, 2003, the Company had $4 million outstanding under its Revolving Credit Facility. Through the interest rate swap contract the Company has entered into, the Company has fixed the interest rate on the entire $4 million of the Revolving Credit Facility at 5.41% or 5.66% (contingent on the status of a financial ratio). See Item 1. "Financial Statements (Unaudited) -- Note
9 -- Derivatives" and "-- Note 10 -- Credit Facility" and Item 2. "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources".

ITEM 4.  CONTROLS AND PROCEDURES

     As required by Securities and Exchange Commission rules, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of the Company's disclosure controls and procedures are effective. The Company's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

  HAMILTON V. HEALTHCARE RECOVERIES

     On March 12, 2001, a Complaint ("Complaint") was filed against the Company in the United States District Court for the Eastern District of Louisiana, in a putative class action brought by Kyle M. Hamilton. In that action, Hamilton v. Healthcare Recoveries, Inc., No. 01-650, the plaintiff asserts that the Company's subrogation recovery efforts on behalf of its clients violate certain Louisiana state laws, the federal Fair Debt Collection Practices Act and the Louisiana Unfair Trade Practices Act. The Complaint alleges that the Company intentionally and negligently interfered with the plaintiff's and the putative class members' rights to settle certain personal injury claims. The Complaint further alleges that the Company unlawfully pursued subrogation and reimbursement claims that the plaintiff asserts are unenforceable because the clauses in the Company's clients' coverage documents that create such recovery rights are rendered null and void by Louisiana statutes that generally prohibit coordination of benefits with individually underwritten insurance coverages. The plaintiff purports to represent a class consisting of all persons covered under group health policies that were issued or delivered in the State of Louisiana and who received any communication from the Company attempting to enforce any clauses that allegedly were rendered null and void by Louisiana law. The plaintiff seeks on behalf of the purported class compensatory and statutory damages, interest, costs, attorneys' fees and such additional damages and relief as may be allowed by any applicable law. In July 2001, the court granted a motion for summary judgment filed by the Company as concerned the plaintiff's Fair Debt Collection Practices Act ("FDCPA") claim, dismissing those claims with prejudice. The court denied the Company's motion for summary judgment, without prejudice to the right of the Company to reassert its motion, with respect to the plaintiff's state law claims. The court ordered that the parties submit memoranda addressing whether the court still had subject matter jurisdiction, given dismissal of the federal claim. In August 2001, the court ruled that it lacked subject matter jurisdiction, thus dismissing the remaining claims, without prejudice. The plaintiff filed an appeal to the United States Fifth Circuit Court of Appeals. In November 2002, the Court of Appeals rendered its opinion reversing the dismissal of the FDCPA claims. The court also affirmed the trial court's determination that diversity jurisdiction did not exist in the case. The court remanded the case to the federal district court for further proceedings. On April 29, 2003, the Company filed a Petition for Writ of Certiorari asking the U.S. Supreme Court to accept an appeal of the Court of Appeals ruling. The Supreme Court denied the Petition on June 9, 2003.

     After the case was remanded to the trial court, the Company filed a second Motion for Summary Judgment. On May 13, 2003, the Court entered an Order granting the Company's Motion for Summary Judgment, dismissing with prejudice the Plaintiff's claims under the FDCPA and dismissing without prejudice the Plaintiff's remaining state law claims. On May 27, 2003, the plaintiff filed a Notice of Appeal to the United States Fifth Circuit Court of Appeals. The Company intends to file its Appellee brief in August 2003. The Company disputes the plaintiff's allegations regarding the applicability of the FDCPA and intends to vigorously defend its position in this case.

     In addition to filing the appeal in federal court, the Hamilton plaintiff in October 2001 filed a new complaint in the Civil District Court for the Parish of Orleans, Louisiana, in a putative class action styled Hamilton v. Healthcare Recoveries, Inc., 2001-15989. This state court action asserts claims substantially similar to those in the federal court action. In November 2001, the Company filed preliminary exceptions to this new complaint. There were no further proceedings in the case until March 2003 when the Company filed a motion to stay any further proceedings in that case due to the related case pending in federal court. On April 25, 2003, the state court entered an order granting the Company's motion to stay the lawsuit.

  ROGALLA V. CHRISTIE CLINIC, PERSONALCARE HEALTH MANAGEMENT AND HEALTHCARE RECOVERIES

     On December 14, 2001, Valerie Rogalla, the plaintiff in a putative class action against a health care provider, amended her complaint to add Healthcare Recoveries, Inc. as a defendant in Valerie Rogalla v. Christie Clinic, P.C., PersonalCare Health Management, Inc. and Healthcare Recoveries, Inc., No. 01-L-203, Circuit Court of the Sixth Judicial Circuit, Champaign County, Illinois. In her complaint, the plaintiff makes allegations on behalf of herself and all others similarly situated. The complaint asserts that the Company, as subrogation agent for PersonalCare Health Management, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims. The complaint seeks recovery from the Company for compensatory damages, punitive damages and costs. The Company disputes the plaintiff's allegations and intends to vigorously defend its position in this case. Each defendant filed a motion to dismiss the action. In October 2002, the Court granted each of the defendants' motions and dismissed the plaintiff's action entirely. The plaintiff subsequently filed her notice of appeal and, the Appellate Court heard oral argument of the appeal on April 23, 2003. On June 20, 2003, the Appellate Court entered an order affirming the trial court's ruling. On July 3, 2003, the plaintiff filed a motion seeking leave to appeal the case to the Illinois Supreme Court. The Company intends to vigorously oppose the motion.

  CHAN V. TROVER SOLUTIONS

     On November 19, 2002, a Complaint ("Complaint") was filed against the Company in the Superior Court of the State of California for the County of Los Angeles in a putative class action brought by Roger Chan. In that action, Roger Chan v. Healthcare Recoveries, Inc. and Trover Solutions, Inc. and Does 1 through 100, inclusive, No. CV 03-0465 FMC, the plaintiff asserts that the Company's subrogation recovery efforts violate California's unfair trade practices statute by pursuing recovery from ERISA members' personal injury recoveries when case law allegedly held that ERISA plans could not enforce their recovery rights. The Company timely removed the action to federal court and filed a motion to dismiss. The plaintiff filed a motion to remand the case back to the state court. On March 3, 2003, the Court entered an order denying the plaintiff's motion to remand and denying the defendant's motion to dismiss. In June 2003, the plaintiff and the Company agreed to settle all claims in the case in exchange for payment of $7,000 from the Company to the plaintiff. The settlement is subject to court approval.

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

     On April 16, 2003, the defendants filed motions seeking to dismiss the lawsuit or to change the venue of the lawsuit to a federal court in Texas. The court has not ruled on the motions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 9, 2003. Of the 8,451,229 shares of Common Stock outstanding as of the record date, March 18, 2003, and entitled to vote at this meeting, 7,583,590 were represented at the meeting in person or by proxy. The following matters were voted upon:

     (a) The following members were elected to the Board of Directors to hold office for a three year term:

                                               SHARES     SHARES VOTED     SHARES
NOMINEE                                       VOTED FOR      AGAINST      ABSTAINED   TERM
-------                                       ---------   -------------   ---------   ----
Patrick B. McGinnis.........................  7,479,205          0         104,385    2006
Jill L. Force...............................  7,514,553          0          69,037    2006

     The Company's other directors continuing after the Annual Meeting are as follows:

         William C. Ballard
         John H. Newman
         Lauren N. Patch
         Chris B. Van Arsdel

     (b) The ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company to serve for 2003. The result of the vote was 7,484,681 shares in favor, 60,036 opposed and 38,873 abstained. Accordingly, the appointment of PricewaterhouseCoopers LLP was ratified.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following list of Exhibits includes both exhibits submitted with this Form 10-Q as filed with the Commission and those incorporated by reference to other filings:

 3.1    --  Restated Certificate of Incorporation of the Registrant
            (incorporated by reference to Exhibit 3.1 of the
            Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
 3.2    --  Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's Annual Report on
            Form 10-K for the fiscal year ended December 31, 2000).
 4.1    --  Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant's Amendment No. 1 to
            Registration Statement on Form S-1, File No. 333-23287).
 4.2    --  Rights Agreement, dated February 12, 1999, between the
            Registrant and National City Bank of Kentucky, as Rights
            Agent, which includes as Exhibit A the Form of Certificate of Designations of the Preferred Stock, as Exhibit B the
            Form of Right Certificate and as Exhibit C the Summary of
            Rights to Purchase Preferred Stock (incorporated by
            reference to Exhibit 4.1 of Registrant's Form 8-A, filed
            February 16, 1999, File No. 0-22585).
31.1    --  Certification of Chief Executive Officer Pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002.
31.2    --  Certification of Chief Financial Officer Pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002.
32      --  Certifications Pursuant to 18 U.S.C. Section 1350, as
            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.
99.1    --  Trover Solutions, Inc. Private Securities Litigation Reform
            Act of 1995 Safe Harbor Compliance Statement for
            Forward-Looking Statements (incorporated by reference to
            Exhibit 99.1 of Registrant's Annual Report on Form 10-K for
            the fiscal year ended December 31, 2002).

     (b) Reports on Form 8-K

ITEM REPORTED                                                  DATE FURNISHED
-------------                                                  --------------
Items 9 and 12 -- Text of Earnings Release and Slide Show       May 1, 2003
  Presentation..............................................

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TROVER SOLUTIONS, INC.


Date: August 13, 2003                                         /s/ PATRICK B. MCGINNIS
                                              --------------------------------------------------------
                                                                Patrick B. McGinnis
                                                  Chairman, President and Chief Executive Officer


Date: August 13, 2003                                          /s/ DOUGLAS R. SHARPS
                                              --------------------------------------------------------
                                                                 Douglas R. Sharps
                                                Executive Vice President and Chief Financial Officer
                                                     Principal Financial and Accounting Officer