Form 10-Q
period 2003-09-30
TROVER SOLUTIONS INC
filed 2003-11-14
CIK 858629

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



              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003



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

     As of November 11, 2003, 8,456,001 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TROVER SOLUTIONS, INC.

                                   FORM 10-Q
                               SEPTEMBER 30, 2003

                                     INDEX

                                                                       PAGE
                                                                       ----
                      PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)............................    1
         Condensed Balance Sheets as of September 30, 2003 and
         December 31, 2002...........................................    1
         Condensed Statements of Income for the three and nine months
         ended September 30, 2003 and 2002...........................    2
         Condensed Statements of Cash Flows for the nine months ended
         September 30, 2003 and 2002.................................    3
         Notes to Condensed Financial Statements.....................    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations (Unaudited).......................   13
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   24
Item 4.  Controls and Procedures.....................................   24

                        PART II:  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   26
Item 6.  Exhibits and Reports on Form 8-K............................   31
Signatures...........................................................   33

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

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             TROVER SOLUTIONS, INC.

                            CONDENSED BALANCE SHEETS

                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 6,692        $ 2,269
  Restricted cash...........................................      17,827         17,764
  Accounts receivable, less allowance for doubtful accounts
     of $550 at September 30, 2003 and $531 at December 31,
     2002...................................................       7,303          9,389
Other current assets........................................       3,120          2,319
                                                                 -------        -------
          Total current assets..............................      34,942         31,741
Property and equipment, net.................................       6,231          6,452
Goodwill, net...............................................      29,146         29,146
Identifiable intangibles, net...............................       3,436          3,810
Other assets................................................       2,100          2,424
                                                                 -------        -------
          Total assets......................................     $75,855        $73,573
                                                                 =======        =======
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................     $ 1,038        $ 1,653
  Accrued expenses..........................................       4,767          4,699
  Accrued bonuses...........................................       1,117          3,208
  Funds due clients.........................................      12,356         12,368
  Income taxes payable......................................       1,128            429
  Deferred income tax liability.............................         616            616
                                                                 -------        -------
          Total current liabilities.........................      21,022         22,973
Other liabilities...........................................       3,491          3,151
Long-term borrowings........................................       4,000          4,000
                                                                 -------        -------
          Total liabilities.................................      28,513         30,124
                                                                 -------        -------
Commitments and contingencies...............................          --             --
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000 shares authorized;
     no shares issued or outstanding........................          --             --
  Common stock, $.001 par value; 20,000 shares authorized;
     8,452 and 8,588 shares outstanding as of September 30,
     2003 and December 31, 2002, respectively...............          12             12
  Capital in excess of par value............................      23,338         23,154
  Other.....................................................        (972)          (926)
  Treasury stock at cost; 3,260 shares at September 30, 2003
     and 3,088 shares at December 31, 2002..................     (14,455)       (13,553)
  Accumulated other comprehensive income (loss).............         (68)           (87)
  Unearned compensation.....................................         (31)           (39)
  Retained earnings.........................................      39,518         34,888
                                                                 -------        -------
          Total stockholders' equity........................      47,342         43,449
                                                                 -------        -------
          Total liabilities and stockholders' equity........     $75,855        $73,573
                                                                 =======        =======

     The accompanying notes are an integral part of the condensed financial statements.

                             TROVER SOLUTIONS, INC.

                         CONDENSED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                         -------------------   -----------------
                                                           2003       2002      2003      2002
                                                         --------   --------   -------   -------
Claims revenues........................................  $16,068    $17,820    $49,425   $52,583
Cost of revenues.......................................    8,048      8,677     24,779    25,527
                                                         -------    -------    -------   -------
          Gross profit.................................    8,020      9,143     24,646    27,056
                                                         -------    -------    -------   -------
Support expenses.......................................    4,687      5,021     14,136    14,914
Depreciation and amortization..........................      803      1,188      2,614     3,706
                                                         -------    -------    -------   -------
          Operating income.............................    2,530      2,934      7,896     8,436
                                                         -------    -------    -------   -------
Interest income........................................       40         67        130       193
Interest expense.......................................      105        115        309       379
                                                         -------    -------    -------   -------
          Income before income taxes...................    2,465      2,886      7,717     8,250
Provision for income taxes.............................      986      1,097      3,087     3,155
                                                         -------    -------    -------   -------
          Net income...................................  $ 1,479    $ 1,789    $ 4,630   $ 5,095
                                                         =======    =======    =======   =======
Earnings per common share (basic)......................  $  0.18    $  0.20    $  0.55   $  0.54
                                                         =======    =======    =======   =======
Earnings per common share (diluted)....................  $  0.17    $  0.19    $  0.53   $  0.53
                                                         =======    =======    =======   =======

     The accompanying notes are an integral part of the condensed financial statements.

                             TROVER SOLUTIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Cash flows from operating activities:
  Net income................................................  $ 4,630   $ 5,095
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    3,216     4,018
     Other..................................................       28       (93)
     Changes in operating assets and liabilities:
       Restricted cash......................................      (57)      472
       Accounts receivable..................................    2,086      (379)
       Other current assets.................................     (895)     (405)
       Other assets.........................................       (4)     (188)
       Trade accounts payable...............................     (615)      988
       Accrued expenses.....................................   (1,992)     (131)
       Funds due clients....................................      (12)     (334)
       Income taxes payable.................................      703       607
       Other liabilities....................................      340       134
                                                              -------   -------
          Net cash provided by operating activities.........    7,428     9,784
                                                              -------   -------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (1,346)   (1,821)
  Capitalization of internally developed software...........     (859)   (1,497)
                                                              -------   -------
          Net cash used in investing activities.............   (2,205)   (3,318)
                                                              -------   -------
Cash flows from financing activities:
  Line of credit repayments.................................       --    (3,300)
  Line of credit proceeds...................................       --       800
  Repurchase of common stock................................     (902)   (5,126)
  Issuance of common stock..................................      148       117
  Other.....................................................      (46)      (48)
                                                              -------   -------
          Net cash used in financing activities.............     (800)   (7,557)
                                                              -------   -------
Net increase (decrease) in cash and cash equivalents........    4,423    (1,091)
Cash and cash equivalents, beginning of period..............    2,269     2,547
                                                              -------   -------
Cash and cash equivalents, end of period....................  $ 6,692   $ 1,456
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

                                                       THREE MONTHS           NINE MONTHS
                                                   ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                   --------------------   --------------------
                                                     2003        2002       2003        2002
                                                   --------    --------   --------    --------
Net income as reported...........................   $1,479      $1,789     $4,630      $5,095
Less: total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects........................................      (40)       (168)      (265)       (594)
                                                    ------      ------     ------      ------
Proforma net income..............................   $1,439      $1,621     $4,365      $4,501
                                                    ======      ======     ======      ======
Earnings per common share:
As reported (basic)..............................   $ 0.18      $ 0.20     $ 0.55      $ 0.54
As reported (diluted)............................     0.17        0.19       0.53        0.53
Proforma (basic).................................     0.17        0.18       0.52        0.48
Proforma (diluted)...............................     0.16        0.17       0.50        0.47

3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued Emerging Issues Task Force Issue (EITF) 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" which addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions of this statement are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on the Company's financial statements.

     In January 2003, the FASB issued FASB Interpretation (FIN) 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any variable interest entities as defined under FIN 46.

     In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which amends and clarifies the accounting guidance on derivative instruments and hedging activities that fall within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The Company will apply the provisions of SFAS 149 to future contracts entered into or future hedging relationships.

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company on July 1, 2003. The adoption of SFAS 150 did not have a significant impact on the Company's financial statements.

                             TROVER SOLUTIONS, INC.

4.  EARNINGS PER COMMON SHARE

     Reconciliations of the average number of common shares outstanding used in the calculation of earnings per common share and earnings per common share assuming dilution are as follows (dollars and shares in thousands, except per share results):

                                                      THREE MONTHS            NINE MONTHS
                                                  ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                  --------------------    --------------------
                                                    2003        2002        2003        2002
                                                  --------    --------    --------    --------
Weighted average number of common shares
  outstanding...................................    8,449       9,131       8,453       9,398
Add: Dilutive stock options.....................      328         225         286         269
                                                   ------      ------      ------      ------
Number of common shares outstanding (diluted)...    8,777       9,356       8,739       9,667
                                                   ======      ======      ======      ======
Net earnings for earnings per common share
  (basic and diluted)...........................   $1,479      $1,789      $4,630      $5,095
                                                   ======      ======      ======      ======
Earnings per common share:
  Basic.........................................   $ 0.18      $ 0.20      $ 0.55      $ 0.54
                                                   ======      ======      ======      ======
  Diluted.......................................   $ 0.17      $ 0.19      $ 0.53      $ 0.53
                                                   ======      ======      ======      ======

     Basic earnings per common share were computed based on the weighted-average number of shares outstanding during the period. The dilutive effect of stock options was calculated using the treasury stock method. Options to purchase 911,717 and 952,301 shares for the nine months ended September 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock, and therefore the effect would be anti-dilutive.

5.  INCOME TAXES

     For the three and nine months ended September 30, 2003, the Company accrued income taxes at a 40.0% effective tax rate. This is a reduction from the Company's pre-2002 historical effective tax rate due to the implementation of state tax planning initiatives beginning July 1, 2002.

     The Company accrued its income taxes at an effective rate of 38.0% and 38.2% during the three and nine months ended September 30, 2002, respectively. These rates were lower than the Company's historical effective income tax rate due to research and experimental tax credits, which included a one-time recapture for the previous four tax years, and the previously mentioned state tax planning initiatives implemented in 2002.

6.  RELATED PARTY TRANSACTIONS

     The Company has entered into a contract for legal services with a professional service corporation, Sharps & Associates, PSC, an entity owned solely by one of the Company's officers, Douglas R. Sharps. This arrangement exists solely for the benefit of the Company. Its purpose is to minimize the costs of legal services purchased by the Company on behalf of its clients. Mr. Sharps receives no financial or other personal benefit from his ownership of the firm. All payments to Sharps & Associates, PSC are reviewed and approved by the Audit Committee of the Company's Board of Directors. For the three and nine months ended September 30, 2003, approximately $788,000 and $2.4 million, respectively, was paid to this law firm for such legal services, including all employee and other expenses. For the three and nine months ended September 30, 2002, the Company paid this law firm approximately $861,000 and $2.5 million, respectively, for legal services, including all employee and other expenses.

                             TROVER SOLUTIONS, INC.

     On February 12, 1999, the Board of Directors approved a loan in the amount of $350,000 to Patrick B. McGinnis, the Chairman and Chief Executive Officer of the Company, in exchange for a full recourse promissory note in the same amount from Mr. McGinnis. On June 30, 2000, at the direction of the Board of Directors and in accordance with terms authorized by it, the Company loaned Mr. McGinnis an additional $500,000. Under these terms, the $500,000 loan to Mr. McGinnis was combined with his existing debt to the Company of $350,000 of principal and $36,520 of accrued interest. Mr. McGinnis delivered to the Company his full recourse promissory note in the amount of $886,520, bearing interest at a fixed rate of 6.62% per annum, compounded annually (the "Amended Promissory Note"), and the Company cancelled the old promissory note evidencing the prior debt. The Amended Promissory Note provides for mandatory prepayments from certain of the proceeds received by Mr. McGinnis from his sale of the Company's securities and any related transactions. At September 30, 2003 and December 31, 2002, the promissory note of $886,520 and accrued interest of $85,779 and $39,908, respectively, were outstanding. Mr. McGinnis used the proceeds of these loans to repay debts originally incurred by him to pay income taxes related to the ordinary income deemed to have been received by him on account of common stock granted to him by the former shareholder of the Company in connection with the initial public offering of the Company's stock in May 1997, and to purchase additional stock in the initial public offering.

     On June 30, 2000, pursuant to Board authorization and in accordance with the terms of the Amended Promissory Note, the Company and Mr. McGinnis entered into a deferred compensation agreement (the "Agreement"). Under the Agreement, 50% of the amount otherwise payable to Mr. McGinnis under the Company's Management Group Incentive Compensation Plan is to be deferred until the Amended Promissory Note is paid in full, with such deferred compensation then being paid in full to Mr. McGinnis within 30 days thereafter. The Company has full right of set-off against any deferred compensation under the Agreement should Mr. McGinnis default under the Amended Promissory Note. At the election of Mr. McGinnis, the payment of the deferred compensation, upon payment of the Amended Promissory Note, may be extended for a period of not more than ten years. At September 30, 2003, the amount of deferred compensation was $182,012, with accrued interest of $16,140. At December 31, 2002, the amount of deferred compensation was $72,354 with accrued interest of $7,627.

     Effective January 1, 2003, the Company entered into an employment agreement with Mr. McGinnis. Upon signing the employment agreement, Mr. McGinnis received a bonus of $200,000. The bonus is subject to full or partial reimbursement by Mr. McGinnis to the Company, based on the date of termination, if Mr. McGinnis terminates his employment with the Company during the initial three-year term of his employment. The bonus payment was recorded in "Other Current Assets" on the accompanying Condensed Balance Sheets and is being amortized over the term of the agreement. The unamortized balance at September 30, 2003 and December 31, 2002 was $150,000 and $200,000, respectively.

                             TROVER SOLUTIONS, INC.

7.  PROPERTY AND EQUIPMENT

     The property and equipment consists of the following at September 30, 2003 and December 31, 2002 (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
Property and equipment, at cost:
  Furniture and fixtures....................................    $  3,126        $  3,260
  Office equipment..........................................       1,420           2,067
  Computer equipment........................................       7,667          11,611
  Software..................................................      10,393           9,584
  Leasehold improvements....................................       1,886           1,429
                                                                --------        --------
                                                                  24,492          27,951
  Accumulated depreciation and amortization.................     (18,261)        (21,499)
                                                                --------        --------
     Property and equipment, net............................    $  6,231        $  6,452
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

     The carrying value of goodwill, net was approximately $29.1 million at September 30, 2003 and December 31, 2002. There were no goodwill impairment losses recorded during the three and nine months ended September 30, 2003.

     All of the Company's intangible assets (other than goodwill, net) are subject to amortization. The details of the Company's intangible assets at September 30, 2003 and December 31, 2002 are as follows (in thousands):

                                   SEPTEMBER 30, 2003               DECEMBER 31, 2002
                             ------------------------------   ------------------------------
                                      ACCUMULATED                      ACCUMULATED
                              COST    AMORTIZATION    NET      COST    AMORTIZATION    NET
                             ------   ------------   ------   ------   ------------   ------
Client lists...............  $4,900      $1,517      $3,383   $4,900      $1,272      $3,628
Backlog....................     570         532          38      570         447         123
Non-compete agreements.....     530         515          15      530         471          59
                             ------      ------      ------   ------      ------      ------
          Total............  $6,000      $2,564      $3,436   $6,000      $2,190      $3,810
                             ======      ======      ======   ======      ======      ======

     Client lists are being amortized on a straight-line basis over 15 years. Backlog is being amortized over 5 years on a straight-line basis. Non-compete agreements are being amortized on a straight-line basis over periods ranging from 4 years to 5 years.

     Amortization expense related to intangible assets for the three and nine months ended September 30, 2003 was approximately $122,000 and $374,000, respectively. Over the three months ended December 31,

                             TROVER SOLUTIONS, INC.

2003 and each of the four succeeding fiscal years, amortization expense related to intangible assets is expected to be as follows (in thousands):

Three months ended December 31, 2003........................   $122
Year ended December 31,:
2004........................................................    340
2005........................................................    327
2006........................................................    327
2007........................................................    327

9.  DERIVATIVES

     On November 6, 2001, the Company entered into an interest rate swap contract to pay 3.66% and to receive the one-month LIBOR rate on a $4 million notional amount of the Revolving Credit Facility. The Company uses derivative financial instruments to manage the risk that changes in interest rates will affect the amount of its future interest payments. Under the interest rate swap contract, the Company agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a variable rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The interest rate swap contract was entered into with a major financial institution in order to minimize counterparty credit risk. The interest rate swap transaction qualifies for hedge accounting treatment and is accounted for in accordance with FAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FAS 133". At September 30, 2003, the fair value of the hedge was a liability of $114,050 ($68,430, net of tax). At December 31, 2002, the fair value of the hedge was a liability of $144,804 ($86,882, net of tax).

10.  CREDIT FACILITY

     On November 1, 2001, the Company entered into a revolving credit facility with National City Bank of Kentucky, Bank One Kentucky, N.A. and Fifth Third Bank (the "Revolving Credit Facility"), and the existing Credit Facility was terminated. The Company's obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. The Revolving Credit Facility carries a maximum borrowing capacity of $40 million and will mature October 31, 2004. Principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined fixed margin. At September 30, 2003 and December 31, 2002, the interest rate was 2.87% and 3.19%, respectively, based on the one-month Eurodollar Rate plus the fixed margin. The Revolving Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. At September 30, 2003 and December 31, 2002, $4 million was outstanding under the Revolving Credit Facility.

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

                             TROVER SOLUTIONS, INC.

involved in any litigation which resulted in a material adverse effect upon the Company, but there can be no assurance that pending litigation or future litigation will not have a material adverse effect on the Company's business, results of operations or financial condition.

12.  STOCK REPURCHASE PLAN

     The Company's Board of Directors authorized the repurchase of up to $20 million of the Company's Common Stock in the open market at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $20 million of the Company's Common Stock or until it otherwise terminates the stock repurchase plan. The Company did not repurchase any common stock during the three months ended September 30, 2003. The Company repurchased 172,622 shares of common stock during the nine months ended September 30, 2003 at a cost of $0.9 million, or an average price of $5.23 per share. From inception of the program through September 30, 2003, the Company repurchased 3,269,630 shares at a cost of $14.5 million, or an average cost of $4.43 per share. Except for 9,397 shares previously repurchased but reissued in connection with an employee restricted stock award, all of the reacquired shares of Common Stock through September 30, 2003 are reflected as treasury stock on the accompanying Condensed Balance Sheets (Unaudited).

13.  OTHER COMPREHENSIVE INCOME (LOSS)

     Other comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 consists of the following (in thousands):

                                                      THREE MONTHS       NINE MONTHS
                                                          ENDED             ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                     ---------------   ---------------
                                                      2003     2002     2003     2002
                                                     ------   ------   ------   ------
Net income.........................................  $1,479   $1,789   $4,630   $5,095
Other comprehensive income (loss):
Deferred gain (loss) on cash flow hedge, net.......      15      (62)      19     (105)
                                                     ------   ------   ------   ------
Comprehensive income...............................  $1,494   $1,727   $4,649   $4,990
                                                     ======   ======   ======   ======

     Accumulated other comprehensive (loss) income consists of the following:

                                                               CASH FLOW
                                                                 HEDGE
                                                               ---------
Balance, December 31, 2002..................................     $(87)
First quarter 2003 change...................................       --
                                                                 ----
Balance, March 31, 2003.....................................      (87)
Second quarter 2003 change..................................        4
                                                                 ----
Balance, June 30, 2003......................................      (83)
Third quarter 2003 change...................................       15
                                                                 ----
Balance, September 30, 2003.................................     $(68)
                                                                 ====

                             TROVER SOLUTIONS, INC.

14.  CONCENTRATION OF CLIENTS AND CREDIT RISK

     The Company has two clients that individually comprise more than 10% of the Company's revenue. The Company's largest source of revenue is UnitedHealth Group ("UHG"). For the three and nine month periods ended September 30, 2003, UHG generated 22% and 25% of the Company's revenues, respectively. Wellpoint Health Network Inc. accounted for 18% and 16% of the Company's total revenues for the three and nine months ended September 30, 2003, respectively, as well as 38% and 32% of the Company's accounts receivable balance at September 30, 2003 and December 31, 2002, respectively. Health Net, Inc. accounted for 9% and 15% of the Company's accounts receivable balance at September 30, 2003 and December 31, 2002, respectively.

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

15.  SEGMENT INFORMATION

     The accounting policies of the Company's reportable segments are the same as those accounting policies described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company has three reportable segments based on qualitative guidelines. The Company's three segments are: (1) Healthcare Recovery Services, which encompasses its four healthcare recovery products: healthcare subrogation, provider bill audit, overpayments and MD Audit; (2) Property and Casualty Recovery Services, which is subrogation recovery services for property and casualty insurers, sold under the name TransPaC Solutions; and (3) Software, which is subrogation recovery software in a browser-based application service provider (ASP) form, sold under the name Troveris. The segment profit measure is income before income taxes.

                             TROVER SOLUTIONS, INC.

     Segment results for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands):

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                 2003       2002       2003       2002
                                               --------   --------   --------   --------
Claims revenues:
  Healthcare Recovery Services...............  $15,808    $17,602    $ 48,628   $ 52,182
  Property and Casualty Recovery Services....      240        217         745        400
  Software...................................      501        232       1,219        512
  Elimination of intercompany revenue........     (481)      (231)     (1,167)      (511)
                                               -------    -------    --------   --------
          Total claims revenues..............  $16,068    $17,820    $ 49,425   $ 52,583
                                               =======    =======    ========   ========
Operating income (loss):
  Healthcare Recovery Services...............  $ 6,786    $ 7,158    $ 20,796   $ 21,475
  Property and Casualty Recovery Services....     (307)      (188)       (727)      (765)
  Software...................................     (108)      (133)       (488)      (502)
  Unallocated Corporate support expenses.....   (3,841)    (3,903)    (11,685)   (11,772)
                                               -------    -------    --------   --------
          Total operating income.............  $ 2,530    $ 2,934    $  7,896   $  8,436
                                               =======    =======    ========   ========
Depreciation and amortization:
  Healthcare Recovery Services...............  $   632    $ 1,010    $  2,101   $  3,186
  Property and Casualty Recovery Services....       21         34          66         87
  Software...................................       12          6          36         30
  Unallocated Corporate depreciation and
     amortization expense....................      138        138         411        403
                                               -------    -------    --------   --------
          Total depreciation and
            amortization.....................  $   803    $ 1,188    $  2,614   $  3,706
                                               =======    =======    ========   ========
Income (loss) before income taxes:
  Healthcare Recovery Services...............  $ 6,791    $ 7,187    $ 20,818   $ 21,524
  Property and Casualty Recovery Services....     (316)      (199)       (754)      (795)
  Software...................................     (133)      (169)       (568)      (602)
  Unallocated Corporate expenses and other
     charges.................................   (3,877)    (3,933)    (11,779)   (11,877)
                                               -------    -------    --------   --------
          Total income before income taxes...  $ 2,465    $ 2,886    $  7,717   $  8,250
                                               =======    =======    ========   ========

     Unallocated Corporate amounts include corporate expenses and other miscellaneous charges. Because this category includes a variety of miscellaneous items not attributable to one particular segment, it is subject to fluctuation on a quarterly and annual basis. The Company does not allocate assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company believes that it is a leading independent provider of outsourcing of subrogation and certain other medical claims recovery and cost containment services to the private healthcare payor industry in the United States, based on the Company's experience and assessment of its market. The Company's primary business is medical claims recovery and its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company's clients' rights to recover the value of these medical benefits, arising by law or contract, are known generally as the right of subrogation and are generally paid from the proceeds of liability or workers' compensation insurance. The Company's other medical claims recovery services include (1) the auditing of the bills of medical providers, particularly hospitals, for accuracy, correctness and compliance with contract terms ("provider bill audit"), (2) the recovery of overpayments attributable to duplicate payments, failures to coordinate benefits and similar errors in payment ("overpayments"), and (3) the auditing of physician evaluation and management claims for consistency with medical records, in accordance with federal guidelines ("MD Audit"). The Company offers its healthcare recovery services on a nationwide basis to health maintenance organizations ("HMOs"), indemnity health insurers, self-funded employee health plans, companies that provide claims administration services to self-funded plans (referred to as "third-party administrators"), Blue Cross and Blue Shield organizations and provider organized health plans. Current clients include Humana Inc., Kaiser Permanente, Wellpoint Health Network Inc., and The Principal Financial Group. The Company had 35.0 million and 41.8 million lives under contract from its clientele at September 30, 2003 and 2002, respectively.

     The Company has three segments: (1) Healthcare Recovery Services, which encompasses its four healthcare recovery products: healthcare subrogation, provider bill audit, overpayments and MD Audit; (2) Property and Casualty Recovery Services, which is subrogation recovery services for property and casualty insurers, sold under the name TransPaC Solutions; and (3) Software, which is subrogation recovery software in a browser-based application service provider (ASP) form, sold under the name Troveris.

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

     "Backlog" is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of its clients at a given point in time. These claims are gross figures, prior to estimates of claim settlements and rejections. Backlog increases when the Company opens new files of potentially recoverable claims and decreases when files are recovered and closed or, after further investigation, determined to be nonrecoverable. Backlog for a client will range from newly identified potential recoveries to potential recoveries that are in the late stages of the recovery process. Historically, recoveries (the amount actually recovered for the Company's clients prior to payment of the Company's fee) have been produced from backlog in a generally predictable cycle. Any group of potential recoveries, sufficiently large in number to display statistically significant characteristics and that originates from a defined time period, tends to produce recovery results that are comparable to other groups having similar characteristics.

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

  RESULTS OF OPERATIONS

     The following tables present certain key operating indicators for the Healthcare Recovery Services segment for the periods indicated (lives and dollars in millions):

            HEALTHCARE RECOVERY SERVICES -- KEY OPERATING INDICATORS

                           LIVES SOLD AND INSTALLED*

                                                             THREE MONTHS     NINE MONTHS
                                                                 ENDED           ENDED
                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                             -------------   -------------
                                                             2003    2002    2003    2002
                                                             -----   -----   -----   -----
Cumulative lives sold, beginning of period.................  35.2    42.4    41.6    49.1
Lives from existing client loss, net(1)....................  (0.4)   (0.7)   (8.0)   (8.9)
Lives added from new contracts with existing clients.......   0.1     0.0     1.2     0.8
Lives added from contracts with new clients................   0.1     0.1     0.2     0.8
                                                             ----    ----    ----    ----
Cumulative lives sold, end of period.......................  35.0    41.8    35.0    41.8
                                                             ====    ====    ====    ====
Lives sold eliminations/cross-sold lives(2)................  13.8     6.8    13.8     6.8
                                                             ====    ====    ====    ====
Lives installed, end of period.............................  33.5    40.8    33.5    40.8
                                                             ====    ====    ====    ====
Lives installed eliminations/cross-installed lives(3)......   9.3     4.8     9.3     4.8
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

                         OTHER KEY OPERATING INDICATORS

                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                 -------------------------     -------------------------
                                    2003           2002           2003           2002
                                 ----------     ----------     ----------     ----------
Backlog(1).....................  $  1,486.1(2)  $  1,531.0(2)  $  1,486.1(2)  $  1,531.0(2)
Claims recoveries..............  $     58.8     $     62.5     $    177.1     $    187.9
Throughput(3)..................         3.8%           4.1%          11.6%          12.8%
Effective fee rate.............        26.9%          28.2%          27.5%          27.9%
Claims revenues................  $     15.8     $     17.6     $     48.6     $     52.2

---------------

(1) Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of its clients at a given point in time.

(2) At September 30, 2003 and 2002, approximately $282.1 million and $411.4 million, respectively, of the backlog derived from terminated clients and clients that, by that date, had given notice of termination. See "Concentration of Clients".

(3) Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

     Claims Revenues. Total Healthcare Recovery Services revenues for the quarter ended September 30, 2003 decreased 10.2%, to $15.8 million from $17.6 million for the same quarter of 2002, and for the nine month period ended September 30, 2003, decreased 6.8%, to $48.6 million from $52.2 million in the comparable period of 2002. Healthcare claims recoveries for the quarter ended September 30, 2003 were $58.8 million, a decrease of $3.7 million, or 5.9%, compared to $62.5 million for the same quarter of 2002. For the nine month period ended September 30, 2003, healthcare claims recoveries decreased 5.7%, to $177.1 million from $187.9 million in the comparable period of 2002. The lower recoveries resulted from two causes. The first is lower throughput (i.e., yield) from the healthcare subrogation backlog attributable to a shift in its composition; relative to prior periods, the healthcare subrogation backlog contains a higher percentage derived from terminated clients. Backlog derived from terminated clients exhibits a lower throughput rate than does backlog derived from active clients, whose files are replenished on an on-going basis. Second, the Healthcare Recovery Services segment had fewer installed lives during the three and nine months ended September 30, 2003 because of attrition from client terminations, including the UnitedHealth Group termination (see "Concentration of Clients"), and organic losses of client lives.

     The Healthcare Recovery Services effective fee rate for the quarter ended September 30, 2003 decreased to 26.9% from 28.2% for the same quarter of 2002, and was 27.5% for the nine month period ended September 30, 2003, compared to 27.9% for the same period in 2002. The decrease in fee rate for the quarter ended September 30, 2003 was primarily attributable to a shift in the mix of recoveries, with relatively more recoveries coming from lower priced contract arrangements.

     Backlog for the Healthcare Recovery Services segment decreased to $1,486.1 million at September 30, 2003 from $1,531.0 million at September 30, 2002, a decrease of 2.9%. The provider bill audit services backlog increased approximately $62.5 million while the healthcare subrogation backlog decreased approximately $109.7 million.

     The Healthcare Recovery Services segment had a throughput rate of approximately 3.8% and 4.1% of average backlog during the third quarter of 2003 and 2002, respectively. The decrease in throughput from the quarter ended September 30, 2002 results from two causes. The first is the effect of a continuing shift in the backlog mix, with a greater percentage of backlog and recoveries coming from provider bill audit, which typically exhibits a lower throughput rate than does healthcare subrogation. Second, as discussed above, the healthcare subrogation backlog at September 30, 2003 contains, relative to prior periods, a higher percentage of files derived from terminated clients which exhibit a lower throughput rate than backlog derived from active clients. Throughput for the nine month period ended September 30, 2003 also decreased to 11.6% from 12.8% for the comparable period in 2002, for the same reasons described above. Lives installed decreased
7.3 million from 40.8 million at September 30, 2002 to 33.5 million at September 30, 2003 primarily because of the lives lost relating to terminations by UnitedHealth Group. See "Concentration of Clients".

     Cost of Revenues. Cost of revenues for the Healthcare Recovery Services segment decreased 9.8% for the quarter ended September 30, 2003 to $7.4 million, from $8.2 million for the same quarter in 2002, and was $22.9 million for the nine months ended September 30, 2003, a decrease of 5.8% from $24.3 million for the same period in 2002. As a percentage of claims revenues, cost of revenues decreased to 46.7% for the quarter ended September 30, 2003 compared to 46.8% for the same quarter in 2002. For the nine months ended September 30, 2003, cost of revenues as a percentage of claims revenues increased to 47.1% from 46.7% in 2002, due primarily to a greater percentage of the revenue and recoveries coming from the provider bill audit division. The provider bill audit product has a lower gross margin than does the healthcare subrogation product.

     Support Expenses. Support expenses for the Healthcare Recovery Services segment were $1.0 million and $1.2 million for the quarters ended September 30, 2003 and 2002, respectively, and were $2.8 million for the nine months ended September 30, 2003 compared to $3.2 million for the comparable period in 2002. Support expenses decreased as a percentage of claims revenues from 6.8% for the third quarter of 2002 to 6.4% for the same quarter in 2003. For the nine months ended September 30, 2003, support expenses as a percentage of claims revenues were 5.8%, a decrease from 6.1% for the comparable period in 2002. The decrease in support expenses resulted primarily from a decrease in incentive compensation in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

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

     The Company currently provides subrogation outsourcing services to 17 P&C insurers, of which 3 are full outsource clients with the remainder being clients for either referral services, in which the Company supplements the capacity of an internal recovery unit, or closed claims reviews, in which the Company recovers subrogation claims missed or ignored by an internal recovery unit. The Company has established a full-time direct sales force of four individuals experienced in P&C sales and marketing. The Company's target market for its P&C subrogation services is P&C insurers that are personal lines automobile carriers or that are multi-lines carriers which focus on automobile coverage, as well as entities that self-insure P&C liabilities and third party administrators of P&C claims.

  RESULTS OF OPERATIONS

     The following tables present certain key operating indicators for the Property and Casualty Recovery Services segment for the periods indicated (dollars in millions):

      PROPERTY AND CASUALTY RECOVERY SERVICES -- KEY OPERATING INDICATORS

                                                             THREE MONTHS     NINE MONTHS
                                                                ENDED            ENDED
                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                            --------------   --------------
                                                             2003    2002     2003    2002
                                                            ------   -----   ------   -----
Contracts in Force, beginning of period...................    29      27       27      14
Outsourcing(1)............................................    --      --        1       1
Referrals/Closed Claims(2)................................    --      --        4      12
Terminations..............................................    (1)     (1)      (4)     (1)
                                                              --      --       --      --
Contracts in Force, end of period.........................    28      26       28      26
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

                                                        THREE MONTHS     NINE MONTHS
                                                            ENDED           ENDED
                                                        SEPTEMBER 30,   SEPTEMBER 30,
                                                        -------------   -------------
                                                        2003    2002    2003    2002
                                                        -----   -----   -----   -----
Backlog(1)............................................  $18.4   $14.5   $18.4   $14.5
Claims recoveries.....................................  $ 1.2   $ 0.8   $ 3.6   $ 1.6
Throughput(2).........................................    7.1%    7.1%   21.6%   17.4%
Effective fee rate....................................   19.6%   25.8%   20.5%   25.6%
Claims revenues.......................................  $ 0.2   $ 0.2   $ 0.7   $ 0.4

---------------

(1) Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing on behalf of its clients at a given point in time.

(2) Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

     Claims Revenues. Total Property and Casualty Recovery Services revenues for the quarter ended September 30, 2003 increased approximately $23,000, or 11%, from the same quarter in 2002 and increased 86% to $745,000 for the nine month period ended September 30, 2003 from $400,000 in the comparable period of 2002. Property and Casualty Recovery Services claims recoveries for the quarter ended September 30, 2003 were $1.2 million, an increase of $0.4 million over the same quarter in 2002. For the nine months ended September 30, 2003, claims recoveries increased 125% to $3.6 million from $1.6 million during the comparable period in 2002.

     The Property and Casualty Recovery Services effective fee rate for the quarter ended September 30, 2003 decreased to 19.6% from 25.8% for the same quarter of 2002 and decreased to 20.5% for the nine months ended September 30, 2003 as compared to 25.6% for the same period in 2002. The decrease in fee rate was primarily attributable to the change in mix of referral and closed claim contracts, which typically bear higher fees, and full outsourcing contracts, which typically bear lower fees, that occurred over the past eighteen months.

     Backlog. Backlog for the Property and Casualty Recovery Services segment increased to $18.4 million at September 30, 2003 from $14.5 million at September 30, 2002 due to the creation of additional backlog related to a significant outsourcing contract which was entered into in late June 2002.

     The Property and Casualty Recovery Services segment had a throughput rate of approximately 7.1% of average backlog during the quarters ended September 30, 2003 and 2002. Throughput for the nine month period ended September 30, 2003 increased to 21.6% from 17.4% for the comparable period of 2002. The increase was due to recoveries growing more quickly than the average backlog over the nine month period ended September 30, 2003 because of a significant increase to backlog in 2002 which did not begin to produce significant recoveries until 2003.

     Cost of Revenues. Cost of revenues for the Property and Casualty Recovery Services segment increased 33% for the quarter ended September 30, 2003 to $0.4 million, from $0.3 million for the same quarter in 2002, and was $1.1 million for the nine months ended September 30, 2003, an increase of 38% from $0.8 million for the same period in 2002. The increase in cost of revenues results from production expenses that are incurred prior to the recognition of revenue, which reflects the nature of the subrogation business. As a percentage of claims revenues, cost of revenues were 180% for the quarter ended September 30, 2003 compared to 127% for the same quarter in 2002. For the nine months ended September 30, 2003, the cost of revenues as a percentage of revenue decreased to 152% from 189% in 2002. The decrease in cost of revenues as a percentage of claims revenues for the nine months ended September 30, 2003 resulted from the increase in revenue described above.

     Support Expenses. Support expenses for the Property and Casualty Recovery Services segment were $0.1 million for the quarters ended September 30, 2003 and 2002, and were $0.3 million for the nine months ended September 30, 2003 and 2002. Support expenses decreased as a percentage of claims revenues from 44% for the third quarter of 2002 to 39% for the same quarter in 2003. For the nine months ended September 30, 2003, support expenses as a percentage of claims revenues were 37%, a decrease from 80% in the comparable period of 2002. The decrease in support expenses as a percentage of claims revenues resulted from the increase in revenue described above.

SOFTWARE

  OVERVIEW OF OPERATIONS

     The Company has developed a web-enabled subrogation software application. The Company sells this product as an application service provider ("ASP"), under the trade name "Troveris", to participants in both the health insurance and benefits market and the P&C market which historically have not outsourced subrogation recoveries. The Company currently estimates that 40% to 50% of the private health insurance and health benefits markets do not outsource subrogation recoveries. Public sector markets, such as Medicaid and Medicare, have virtually no outsourcing of subrogation recoveries. These programs typically rely on their claims administration contractors to provide subrogation services as part of a bundled service contract. The Company believes that, like the health insurance market, certain participants in the P&C insurance market are less likely to outsource subrogation services. The Company believes that mutual insurers have organizational and cultural biases against outsourcing and larger P&C insurers have sufficient resources to develop relatively sophisticated internal departments. In June 2002, the Company made its first sale of the Troveris software to an outside client (United Medical Resources). Additionally, the Company has received indications of interest from other potential purchasers.

     The Troveris marketing strategy combines the opportunity for an internal subrogation department to gain operating efficiency through the functionality of state-of-the-art desktop software and to leverage its ability to produce recoveries through the purchase of unbundled components of the Company's traditional subrogation outsourcing services. The Troveris software application allows the Company to administer these customized relationships using the same proprietary processes as it uses for those customers who purchase turnkey subrogation outsourcing services. An additional benefit of the Troveris software application is that the Company has reduced expenses for maintaining software applications that it uses to provide turnkey outsourcing services.

     In addition to being offered for sale as an on-line subrogation recovery system in an ASP-model, Troveris also constitutes the systems platform for the Company's recovery operations. All of those operations are currently conducted on Troveris. The Company began to migrate its internal healthcare subrogation operations to a version of Troveris during the fourth quarter of 2001, at which time it anticipated reducing its technology expense, net of the expense of maintaining the Troveris application, by at least $600,000 per year. At present, substantially all of that expense reduction has been captured and is included in the Company's guidance for 2003 financial results. The Company completed the migration to Troveris in the third quarter of 2003. The Troveris application also enables the Company to expand its ability to manage its knowledge workers via telecommuting arrangements. While the Company believes it can continue to achieve the reduced level of maintenance expenses, future facts and circumstances could change these estimates. See "Safe Harbor Compliance Statement for Forward-Looking Statements" included as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

     The Company has identified one competitor offering subrogation software in an ASP model for the healthcare payor industry, and one large competitor in the P&C insurance industry. The P&C competitor is partially owned and controlled by a major P&C insurer, and the Company believes that this relationship will reduce the ability of the competitor to sell its services to other P&C insurers.

  RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

     Revenue. Revenue for the Software segment increased $269,000, or 116%, for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. For the nine months ended September 30, 2003, revenue increased to $1.2 million from $512,000 for the comparable period in 2002. All but $20,000 and $52,000 of the revenue for the three and nine months ended September 30, 2003, respectively, was derived from internal clients (i.e., the Healthcare Recovery Services and Property and Casualty Services segments). For the three and nine months ended September 30, 2002, all but $1,000 of the revenue was derived from internal clients.

     Cost of Revenues. Cost of revenues for the Software segment for the three months ended September 30, 2003 was approximately $229,000, an increase of $67,000, or 41%, over the comparable period in 2002. This includes approximately $214,000 and $126,000 for the three months ended September 30, 2003 and 2002, respectively, of depreciation and amortization of software in service. Approximately $15,000 and $36,000 of the cost of revenues for the three months ended September 30, 2003 and 2002, respectively, relate to the support and maintenance of the software. For the nine months ended September 30, 2003, cost of revenues was $724,000, an increase of 70% from $425,000 for the nine months ended September 30, 2002. Depreciation and amortization of software in service comprised $601,000 and $313,000 of the cost of revenues for the nine months ended September 30, 2003 and 2002, respectively. Approximately $123,000 and $112,000 of the cost of revenues for the nine months ended September 30, 2003 and 2002, respectively, relate to the support and maintenance of the software.

     Support Expenses. For the three months ended September 30, 2003 and 2002, the Software segment incurred approximately $559,000 and $525,000, respectively, in expenditures in connection with the creation of new products for the insurance industry. Approximately $191,000 and $328,000 of support expenditures were capitalized in the quarters ended September 30, 2003 and 2002, respectively, resulting in net reported support expenses of approximately $368,000 and $197,000, respectively. For the nine months ended September 30, 2003 and 2002, approximately $1.6 million and $1.4 million, respectively, in expenditures were incurred in connection with the creation of new products for the insurance industry. Approximately $636,000 and $874,000 of support expenditures were capitalized during the nine months ended September 30, 2003 and 2002, respectively, resulting in net reported support expenses of $947,000 and $559,000, respectively.

ENTIRE COMPANY

                                   EMPLOYEES

                                                 SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                                     2003            2002           2002
                                                 -------------   ------------   -------------
Direct operations..............................       479            522             536
Support........................................       139            144             155
                                                      ---            ---             ---
Total employees................................       618            666             691
                                                      ===            ===             ===

                STATEMENTS OF INCOME AS A PERCENTAGE OF REVENUES

                                                         THREE MONTHS     NINE MONTHS
                                                             ENDED           ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                         -------------   -------------
                                                         2003    2002    2003    2002
                                                         -----   -----   -----   -----
Claims revenues........................................  100.0%  100.0%  100.0%  100.0%
Cost of revenues.......................................   50.1    48.7    50.1    48.5
Support expenses.......................................   29.2    28.2    28.6    28.4
Depreciation and amortization..........................    5.0     6.7     5.3     7.0
Operating income.......................................   15.7    16.5    16.0    16.0
Interest expense, net..................................   (0.4)   (0.3)   (0.4)   (0.4)
Income before income taxes.............................   15.3    16.2    15.6    15.7
Net income.............................................    9.2    10.0     9.4     9.7

     Depreciation and Amortization. Depreciation and amortization expense decreased 32.4% to $803,000 for the quarter ended September 30, 2003 from $1.2 million for the same quarter in 2002, and decreased 29.5% to $2.6 million for the nine months ended September 30, 2003 from $3.7 million for the comparable period in 2002. The decreases were due to a significant number of fixed assets acquired in 1997 becoming fully depreciated during the twelve months ended September 30, 2003.

     Interest Income. Interest income decreased 40.3%, or $27,000, for the quarter ended September 30, 2003 as compared to the same quarter in 2002. For the nine months ended September 30, 2003, interest income decreased $63,000, or 32.6%, from $193,000 to $130,000. The decreases were due primarily to lower interest rates.

     Interest Expense. Interest expense totaled approximately $105,000 for the quarter ended September 30, 2003, a decrease of 8.7%, or $10,000, from the quarter ended September 30, 2002. For the nine months ended September 30, 2003, interest expense decreased 18.5% to $309,000 from $379,000 in the comparable period in 2002. The decreases in interest expense for the three and nine months ended September 30, 2003, as compared with the same periods in 2002, were primarily due to a decrease in borrowed funds during the 2003 periods.

     Tax. For the three and nine months ended September 30, 2003, the Company accrued income taxes at a 40.0% effective tax rate. This is a reduction from the Company's pre-2002 historical effective tax rate due to the implementation of state tax planning initiatives beginning July 1, 2002.

     The Company accrued its income taxes at an effective rate of 38.0% and 38.2% during the three and nine months ended September 30, 2002, respectively. These rates were lower than the Company's historical effective income tax rate due to research and experimental tax credits, which included a one-time recapture for the previous four tax years, and state tax planning initiatives implemented in 2002.

     Net Income. Net income for the quarter ended September 30, 2003 decreased $310,000, or 17.3%, to $1.5 million, or $0.17 per diluted common share, from $1.8 million, or $0.19 per diluted common share, for the comparable quarter in 2002. For the nine months ended September 30, 2003, net income decreased 9.1% to $4.6 million, or $0.53 per diluted common share, from $5.1 million, or $0.53 per diluted common share, for the comparable period in 2002. The diluted earnings per share were the same for the nine months ended September 30, 2003 and 2002 because the number of diluted shares outstanding decreased between the two periods as a result of the Company's stock repurchase plan. See "-- Stock Repurchase Plan".

LIQUIDITY AND CAPITAL RESOURCES

     The Company's statements of cash flows for the nine months ended September 30, 2003 and 2002 are summarized below:

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Net cash provided by operating activities...................  $ 7,428   $ 9,784
Net cash used in investing activities.......................   (2,205)   (3,318)
Net cash used in financing activities.......................     (800)   (7,557)
                                                              -------   -------
Net increase (decrease) in cash and cash equivalents........  $ 4,423   $(1,091)
                                                              =======   =======

     The Company had working capital of $13.9 million at September 30, 2003, including cash and cash equivalents of $6.7 million, compared with working capital of $8.8 million at December 31, 2002. The primary reason for the increase in working capital was the accumulation of cash generated from operating activities, coupled with the reduction in the amount of stock repurchased during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

     Net cash provided by operating activities was $7.4 million, a decrease of $2.4 million for the nine months ended September 30, 2003, compared to the same nine months in 2002. A decrease in accrued expenses primarily as a result of payment of more incentive compensation during the first nine months of 2003 compared to 2002, was off-set by a decrease in accounts receivable, caused by improved collections. In addition, net income plus depreciation and amortization is approximately $1.3 million less for the nine months ended September 30, 2003 compared to the same period in 2002.

     Net cash used in investing activities includes purchases of property and equipment principally related to the development of and conversion to the Troveris software. During the nine month periods ended September 30, 2003 and 2002, the Company capitalized approximately $0.9 million and $1.5 million of internally-developed software, respectively.

     Net cash used in financing activities for the nine months ended September 30, 2003 and 2002, reflects $0.9 million and $5.1 million in treasury stock purchases, respectively. During the nine months ended September 30, 2002, the Company paid down a net of $2.5 million on its long-term borrowings.

     On November 1, 2001, the Company entered into a revolving credit facility with National City Bank of Kentucky, Bank One Kentucky, N.A. and Fifth Third Bank (the "Revolving Credit Facility"). The Company's obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets, subject to certain permitted exceptions. The Revolving Credit Facility carries a maximum borrowing capacity of $40 million and will mature October 31, 2004. Principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined fixed margin. At September 30, 2003 and December 31, 2002, the interest rate was 2.87% and 3.19%, respectively, based on the one-month Eurodollar Rate plus the fixed margin. The Revolving Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company's ability to pay dividends. It also contains a material adverse change clause. At September 30, 2003 and December 31, 2002, $4 million was outstanding under the Revolving Credit Facility. (See Item 1. "Financial Statements (Unaudited) -- Note
9 -- Derivatives and Note 10 -- Credit Facility".)

     At September 30, 2003 and December 31, 2002, the Company reported on its balance sheets, as a current asset, restricted cash of $17.8 million. Restricted cash at September 30, 2003 and December 31, 2002 represented claims recoveries by the Company for its clients. At September 30, 2003 and December 31, 2002, the Company reported on its balance sheets, as a current liability, funds due clients of $12.4 million, representing claims recoveries to be distributed to clients, net of the fee earned on such recoveries.

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

CONCENTRATION OF CLIENTS

     The Company provides services to healthcare plans that as of September 30, 2003 covered approximately 35.0 million lives. The Company's clients are national and regional healthcare payors, large third-party administrators or self-insured corporations. The Company has two clients that individually comprise more than 10% of the Company's revenue. The Company's largest source of revenue is UnitedHealth Group ("UHG"). For the nine month periods ended September 30, 2003 and 2002, UnitedHealth Group generated 25% and 27% of the Company's revenues, respectively. Wellpoint Health Network Inc. accounted for 16% and 14% of the Company's total revenues for the nine months ended September 30, 2003 and 2002, respectively, as well as 38% and 32% of the Company's accounts receivable balance at September 30, 2003 and December 31, 2002, respectively. Health Net, Inc. accounted for 9% and 15% of the Company's accounts receivable balance at September 30, 2003 and December 31, 2002, respectively.

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

     The Company performs its services on a reasonable efforts basis and does not obligate itself to deliver any specific result. Contracts with its customers are generally terminable on 60 to 180 days' notice by either party, although in a few cases the contracts extend over a period of years. The Company's contracts generally provide that in the event of termination, the Company is entitled to complete the recovery process on the existing backlog or to receive a cash payment designed to approximate the gross margin that would otherwise have been earned from the recovery on the backlog of the terminating client. On September 30, 2003, the Company had Healthcare Recovery Services backlog of $1,486.1 million.

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

CRITICAL ACCOUNTING POLICIES

     The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company believes its most significant accounting policies are related to the following areas, among others: revenue recognition, accounts receivable and collectibility, capitalization of software costs, valuation of long-lived and intangible assets, accrued expenses and common stock options. Details regarding the Company's use of these policies and the related estimates are described more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003. During the nine months ended September 30, 2003, there have been no material changes to the Company's critical accounting policies that impacted the Company's financial condition or results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued Emerging Issues Task Force Issue (EITF) 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" which addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions of this statement are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on the Company's financial statements.

     In January 2003, the FASB issued FASB Interpretation (FIN) 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any variable interest entities as defined under FIN 46.

     In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which amends and clarifies the accounting guidance on derivative instruments and hedging activities that fall within the scope of SFAS 133, "Accounting for Derivative Instruments and

Hedging Activities". SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The Company will apply the provisions of SFAS 149 to future contracts entered into or future hedging relationships.

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company on July 1, 2003. The adoption of SFAS 150 did not have a significant impact on the Company's financial statements.

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

STOCK REPURCHASE PLAN

     The Company's Board of Directors authorized the repurchase of up to $20 million of the Company's Common Stock in the open market, including $10 million authorized on May 10, 2002, at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $20 million of the Company's Common Stock or until it otherwise determines to terminate the stock repurchase plan. During the quarter ended September 30, 2003, the Company did not repurchase any shares of common stock. The Company repurchased 172,622 shares of common stock during the nine months ended September 30, 2003 at a cost of $0.9 million, or an average price of $5.23 per share. From inception of the program through September 30, 2003, the Company repurchased 3,269,630 shares at a cost of $14.5 million, or an average cost of $4.43 per share. Except for 9,397 shares previously repurchased but reissued in connection with an employee restricted stock award, all of the reacquired shares of Common Stock through September 30, 2003 are reflected as treasury stock on the accompanying Condensed Balance Sheets (Unaudited).

     During the term of the Special Committee, the Company does not anticipate repurchasing shares of its common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     An element of market risk exists for the Company from changes in interest rates related to its Revolving Credit Facility, which matures October 31, 2004. The impact on earnings and value of any debt on the Company's balance sheets are subject to change as a result of movements in market rates and prices as the Revolving Credit Facility is subject to variable interest rates. However, the Company does not expect changes in interest rates to have a material effect on its financial position, results of operations or cash flows in 2003. As of September 30, 2003, the Company had $4 million outstanding under its Revolving Credit Facility. Through the interest rate swap contract the Company has entered into, the Company has fixed the interest rate on the entire $4 million of the Revolving Credit Facility at 5.41% or 5.66% (contingent on the status of a financial ratio). See Item 1. "Financial Statements (Unaudited) -- Note
9 -- Derivatives" and "-- Note 10 -- Credit Facility" and Item 2. "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources".

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

CURRENT LITIGATION

  CAJAS ET AL. V. PRUDENTIAL HEALTH CARE PLAN AND HEALTHCARE RECOVERIES

     On October 28, 1999, a class action plaintiff's Original Petition ("Petition") was filed against the Company and one of the Company's clients in the District Court for the 150th Judicial District, Bexar County, Texas, Joseph
R. Cajas, on behalf of himself and all others similarly situated v. Prudential Health Care Plan, Inc. and Healthcare Recoveries, Inc. The plaintiff asserts that the Company's subrogation recovery efforts on behalf of its client Prudential Health Care Plan, Inc. ("Prudential") violated a number of common law duties, as well as the Texas Insurance Code and the Texas Business and Commerce Code. The Petition alleges that the Company, as the subrogation agent for Prudential, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that the plaintiff asserts are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount Prudential paid for medical goods and services. The Company was served with the Petition in November 1999, and has answered, denying all allegations. After the defendants filed a motion for summary judgment in January 2002, the plaintiff moved the court to delay consideration of the motion until the plaintiff could complete additional discovery. The plaintiff's motion to delay consideration was granted. On October 25, 2002, the plaintiff filed an amended petition naming one additional plaintiff as a purported class representative. The amended petition does not add any new claims. The defendants filed a motion for summary judgment on January 24, 2003, and the plaintiffs filed a cross motion for summary judgment. On February 25, 2003, a state court judge denied the defendants' motion for summary judgment that the defendants were entitled to enforce the terms of Prudential's policies. The same judge granted the plaintiffs' motion for summary judgment to the extent that Prudential could not recover more than its costs. The plaintiffs have not yet moved the court to certify the case as a class action.

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

     After the case was remanded to the trial court, the Company filed a second Motion for Summary Judgment. On May 13, 2003, the Court entered an Order granting the Company's Motion for Summary Judgment, dismissing with prejudice the Plaintiff's claims under the FDCPA and dismissing without prejudice the Plaintiff's remaining state law claims. On May 27, 2003, the plaintiff filed a Notice of Appeal to the United States Fifth Circuit Court of Appeals. On August 18, 2003, the Company filed its Appellate brief. A hearing before a panel of the United States Fifth Circuit Court of Appeals is set for December 3, 2003.

     The Company disputes the plaintiff's allegations regarding the applicability of the FDCPA and intends to vigorously defend its position in this case.

     In addition to filing the appeal in federal court, the Hamilton plaintiff in October 2001 filed a new complaint in the Civil District Court for the Parish of Orleans, Louisiana, in a putative class action styled Hamilton v. Healthcare Recoveries, Inc., 2001-15989. This state court action asserts claims substantially similar to those in the federal court action. In November 2001, the Company filed preliminary exceptions to this new complaint. There were no further proceedings in the case until March 2003 when the Company filed a motion to stay any further proceedings in that case due to the related case pending in federal court. On April 25, 2003, the state court entered an order granting the Company's motion to stay the lawsuit. Thereafter, the Company removed the case from state court to Federal court on August 5, 2003. On September 4, 2003, the plaintiff filed a Motion to Remand the case back to state court, and on September 22, 2003, the Company filed an Opposition to the plaintiff's Motion to Remand. The Court has not yet ruled upon the Motion to Remand. In the interim, the Federal court consolidated the removed lawsuit with the pending federal court case, Hamilton v. Healthcare Recoveries, Inc., Case Number 01-650, currently on appeal to the United States Fifth Circuit Court of Appeals, as described above.

  ROGALLA V. CHRISTIE CLINIC, PERSONALCARE HEALTH MANAGEMENT AND HEALTHCARE RECOVERIES

     On December 14, 2001, Valerie Rogalla, the plaintiff in a putative class action against a health care provider, amended her complaint to add Healthcare Recoveries, Inc. as a defendant in Valerie Rogalla v. Christie Clinic, P.C., PersonalCare Health Management, Inc. and Healthcare Recoveries, Inc., No. 01-L-203, Circuit Court of the Sixth Judicial Circuit, Champaign County, Illinois. In her complaint, the plaintiff makes allegations on behalf of herself and all others similarly situated. The complaint asserted that the Company, as subrogation agent for PersonalCare Health Management, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims. The complaint seeks recovery from the Company for compensatory damages, punitive damages and costs. The Company disputed the plaintiff's allegations and each defendant filed a motion to dismiss the action. In October 2002, the Court granted each of the defendants' motions and dismissed the plaintiff's action entirely. The plaintiff subsequently filed an appeal and, on June 20, 2003, the Appellate Court entered an order affirming the trial court's ruling. On July 3, 2003, the plaintiff filed a motion seeking leave to appeal the case to the Illinois Supreme Court. On October 7, 2003, the Illinois Supreme Court denied the plaintiff's motion. No further potential appeals are available to the plaintiff and the case has been finally dismissed with prejudice.

  CHAN V. TROVER SOLUTIONS

     On November 19, 2002, a Complaint ("Complaint") was filed against the Company in the Superior Court of the State of California for the County of Los Angeles in a putative class action brought by Roger Chan. In that action, Roger Chan v. Healthcare Recoveries, Inc. and Trover Solutions, Inc. and Does 1 through 100, inclusive, No. CV 03-0465 FMC, the plaintiff asserts that the Company's subrogation recovery efforts violate California's unfair trade practices statute by pursuing recovery from ERISA members' personal injury recoveries when case law allegedly held that ERISA plans could not enforce their recovery rights. The Company timely removed the action to federal court and filed a motion to dismiss. The plaintiff filed a motion to remand the case back to the state court. On March 3, 2003, the Court entered an order denying the plaintiff's motion to remand and denying the defendant's motion to dismiss. In June 2003, the plaintiff and the Company agreed to settle all claims in the case in exchange for payment of $7,000 from the Company to the plaintiff. The settlement was approved by the court on September 3, 2003 and is now final.

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

     On April 16, 2003, the defendants filed motions seeking to dismiss the lawsuit or to change the venue of the lawsuit to a federal court in Texas. On October 16, 2003, the court entered an order granting the defendants' motions to dismiss and dismissing all of the plaintiff's claims. The period of time in which plaintiffs may file an appeal has not yet expired.

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

     The Company was served with the Amended Complaint on March 18, 2003 and filed an Answer denying the plaintiff's claims on May 5, 2003. The Company intends to vigorously defend itself against these allegations. The Company and the plaintiff are currently engaged in the discovery process.

     The Cajas, Martin or Bruun lawsuits, or any one of them, if successful, could prevent the Company from recovering the "reasonable value" of medical treatment under discounted fee for service ("DFS"), capitation and other payment arrangements. The Cajas, Martin, Hamilton, and Bruun lawsuits, or any one or more of them, if successful, could require the Company to refund, on behalf of its clients, recoveries in a material number of cases. In addition, an adverse outcome in any of the above referenced lawsuits could impair materially the Company's ability to assert subrogation or reimbursement claims on behalf of its clients in the future. Based on the current disposition of these lawsuits, the Company regards such an adverse outcome to be a remote possibility.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following list of Exhibits includes both exhibits submitted with this Form 10-Q as filed with the Commission and those incorporated by reference to other filings:

 3.1    --  Restated Certificate of Incorporation of the Registrant
            (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
 3.2    --  Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
 4.1    --  Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant's Amendment No. 1 to
            Registration Statement on Form S-1, File No. 333-23287).
 4.2    --  Rights Agreement, dated February 12, 1999, between the
            Registrant and National City Bank of Kentucky, as Rights
            Agent, which includes as Exhibit A the Form of Certificate of Designations of the Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of
            Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-A, filed
            February 16, 1999, File No. 0-22585).
31.1    --  Certification of Chief Executive Officer Pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002.
31.2    --  Certification of Chief Financial Officer Pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002.

32      --  Certifications Pursuant to 18 U.S.C. Section 1350, as
            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.
99.1    --  Trover Solutions, Inc. Private Securities Litigation Reform
            Act of 1995 Safe Harbor Compliance Statement for
            Forward-Looking Statements (incorporated by reference to
            Exhibit 99.1 of Registrant's Annual Report on Form 10-K for
            the fiscal year ended December 31, 2002).

     (b) Reports on Form 8-K

ITEM REPORTED                                                  DATE FURNISHED
-------------                                                  --------------
Items 5 and 7 -- Text of Press Release on Special              August 7, 2003
  Committee.................................................
Items 7 and 12 -- Text of Earnings Release and Slide Show      August 8, 2003
  Presentation..............................................

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TROVER SOLUTIONS, INC.


Date: November 14, 2003                                       /s/ PATRICK B. MCGINNIS
                                              --------------------------------------------------------
                                                                Patrick B. McGinnis
                                                  Chairman, President and Chief Executive Officer


Date: November 14, 2003                                        /s/ DOUGLAS R. SHARPS
                                              --------------------------------------------------------
                                                                 Douglas R. Sharps
                                                Executive Vice President and Chief Financial Officer
                                                     Principal Financial and Accounting Officer