Form 10-K
period 2003-12-31
TROVER SOLUTIONS INC
filed 2004-03-19
CIK 858629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-22585

TROVER SOLUTIONS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	61-1141758
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1600 Watterson Tower Louisville, Kentucky	40218
(Address of principal executive offices)	(Zip Code)

(502) 454-1340 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange On Which Registered

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, par value $.001 per share
(including rights attached thereto)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑.

      The aggregate market value of Registrant’s Common Stock held by non-affiliates of the Registrant as of the last day of the Registrant’s most recently completed second fiscal quarter was approximately $48,867,855 (based on the last sale price of a share of Common Stock as of June 30, 2003 ($5.79)), as reported by The Nasdaq National Market.

      As of March 15, 2004, 8,494,977 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

      THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-K, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS OR CIRCUMSTANCES, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

i

PART I

Item 1.     Business

General

      Trover Solutions, Inc. (hereinafter referred to as the “Company”), a Delaware corporation, believes, based on its experience and assessment of its market, that it is a leading independent provider of outsourcing of subrogation and certain other medical claims recovery and cost containment services to the U.S. private healthcare payor industry and of outsourcing of subrogation recovery services to the U.S. property and casualty insurance industry. The Company’s primary business is medical claims recovery, and its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company’s clients’ rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and are generally paid from the proceeds of liability or workers’ compensation insurance. The Company’s other medical claims recovery services include (1) the auditing of the bills of medical providers, particularly hospitals, for accuracy, correctness and compliance with contract terms (“provider bill audit”), (2) the recovery of overpayments attributable to duplicate payments, failures to coordinate benefits and similar errors in payment (“overpayments”), and (3) the auditing of physician evaluation and management claims for consistency with medical records, in accordance with federal guidelines (“MD audit”). The Company offers its healthcare recovery services on a nationwide basis to health maintenance organizations (“HMOs”), indemnity health insurers, self-funded employee health plans, companies that provide claims administration services to self-funded plans (referred to as “third-party administrators”), Blue Cross and Blue Shield organizations and provider organized health plans. Current clients include Humana Inc., Kaiser Permanente, Wellpoint Health Network Inc. and The Principal Financial Group. The Company had 39.9 million and 41.6 million lives under contract from its clientele at December 31, 2003 and 2002, respectively.

      The Company has three segments: (1) Healthcare Recovery Services, which encompasses its four healthcare recovery products: healthcare subrogation, provider bill audit, overpayments, and MD audit; (2) Property and Casualty Recovery Services, which is subrogation recovery services for property and casualty insurers, sold under the brand name TransPaC Solutions; and (3) Software, which is subrogation recovery software in a browser-based application service provider (ASP) form, sold under the name Troveris. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Healthcare Recovery Services”, “— Property and Casualty Recovery Services”, “— Software” and Item 8. “Financial Statements and Supplementary Information — Note 15 — Segment Information” for financial information about the Company’s segments. See Exhibit 99.1 for a discussion of certain risk factors relating to the Company.

Recent Developments

      On February 20, 2004, the Company announced that it had entered into a definitive agreement to be acquired in an all-cash transaction in which TSI Acquisition Co., Inc., a wholly-owned subsidiary of TSI Holding Co., Inc., will be merged into the Company. TSI Holding Co., Inc. is an affiliate of Tailwind Capital Partners LLC (Tailwind), which manages Thomas Weisel Capital Partners, L.P., a private equity fund. As a result of the merger (the “Proposed Transaction”), every stockholder of the Company will receive $7.00 per share in cash, except that certain members of management will obtain new stock option grants by TSI Holding Co., Inc. (which will be the parent corporation of the surviving entity), may exchange unexercised “in the money” stock options of the Company for stock options of TSI Holding Co., Inc., and may purchase shares of common stock of TSI Holding Co., Inc. at $7.00 per share. Immediately following the Proposed Transaction, TSI Holding Co., Inc. will be owned by Tailwind, certain members of management of the Company, and certain co-investors.

      If completed, the Proposed Transaction will constitute a going private transaction and will result in the Company no longer being publicly traded and no longer filing annual, quarterly and current reports with the Securities and Exchange Commission (“SEC”). The Proposed Transaction must be approved by the Company’s stockholders at a special meeting of the stockholders, which the Company expects will occur in the second quarter of 2004. The Proposed Transaction is also subject to customary closing conditions. The obligation of Tailwind to proceed under the definitive agreement expires if the Company is unable to close the Proposed Transaction by July 15, 2004. More information on the Proposed Transaction is included in the proxy statement that the Company will mail to its stockholders in connection with the special meeting of the stockholders at which the Proposed Transaction will be voted on.

Organizational Structure

      The Company, which was co-founded by its present Chief Executive Officer, was incorporated on June 30, 1988 under the laws of the State of Delaware. The Company became publicly held as a result of an initial public offering in May 1997 and is traded on The Nasdaq National Market under the symbol “TROV”.

Strategy

      The Company has been pursuing a two-fold growth strategy. First, with respect to its existing healthcare recovery services and property and casualty recovery segments, the Company focuses on (i) servicing its existing client base, (ii) selling and installing the additional business covered by contracts with existing clients and (iii) selling and installing new clients and cross-selling expanded product offerings. During 2000, the Company placed in service and began to earn revenue from an internally developed service that offers its clients the ability to detect, audit and recover a variety of claims overpayments. During 2002, the Company began a new division that audits physician evaluation and management claims.

      Under the second aspect of its growth strategy, the Company has been extending its systems-driven, process-oriented approach, through acquisitions and internal development, to new outsourcing products and services in the insurance industry, including both healthcare and property and casualty. The defining characteristics of the Company’s business model are (i) the ability to automate clerical and administrative tasks, using sophisticated and proprietary computer applications; and (ii) the ability to standardize and scale work using process management and classical work measurement techniques. Using this model, the Company believes that it can dramatically increase the productivity of the skilled knowledge workers who make up its labor force, and successfully implement pricing strategies that will reward the Company for those productivity gains.

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

Industry

General

      The Company’s main focus of business is the provision, through its three segments, of cost containment services and software for the insurance industry. The first of these segments, Healthcare Recovery Services, offers four recovery services on an outsourcing basis to healthcare payors, specifically indemnity insurers, managed care and health maintenance organizations, and self-funded employers. The second segment, Property and Casualty Recovery Services, provides subrogation recovery services to the property and casualty (“P&C”) industry, with a focus on full outsourcing. With respect to its healthcare recovery services and P&C recovery services, the Company believes that in recent years businesses have increasingly delegated (“outsourced”) non-core specialized business functions to third parties. Because of expertise and economies of scale, companies that provide specialized services are often able to deliver the requisite service at lower costs or with greater effectiveness than could be achieved by their clients. The Company’s third segment is

Software, which offers to healthcare payors and P&C insurers an on-line subrogation recovery system in an application service provider (ASP) model. See Item 8. “Financial Statements and Supplementary Information — Note 15 — Segment Information” for financial information about the Company’s segments.

Healthcare Recovery Services

Overview of the Healthcare Recovery Services Operations; Outsourcing

      Since the late 1980s, healthcare payors have experienced increasing (i) price competition, (ii) regulatory complexity and related administrative burdens, (iii) costs of healthcare claims, and (iv) average age of the insured population. These factors, resulting from the rapid growth of managed care, improvements in medical technology, consumer-oriented political pressure and an aging U.S. population, tend to result in healthcare payors concentrating their resources on their core business. This situation, in turn, provides on-going opportunities for enterprises, like the Company, which are able to perform non-core business functions on behalf of healthcare payors.

      The recovery process is complex and although many healthcare payors operate internal recovery departments, the Company believes that these departments are not generally as effective per insured life as the Company’s operations. The Company believes that (i) the relatively small size of recoverable funds as a percentage of claims paid, (ii) the need for healthcare payors to focus on core competencies and (iii) the complexity of the recovery process and economies of scale will continue to provide opportunities for growth of the Company.

      The industry conditions described above have contributed to the growing need for a cost-effective provider of subrogation and other recovery products and services. The Company’s success is a result of the implementation of its recovery processes, the skill and knowledge of its employees, its approach to sales and marketing, its client base, and its proprietary information management systems, all as described below.

      The Company utilizes recovery processes to implement its cost containment services, which include subrogation, provider bill audit, overpayments, and physician bill audit recovery services. The Company uses proprietary and other software and various business processes to identify those claims that have recovery potential. Client-specific threshold dollar amounts are utilized to identify files where its clients may have a recovery right for subrogation for the medical benefits provided. In the case of provider bill audit services, the Company utilizes specific threshold dollar amounts to investigate proper payment for medical procedures. To identify overpayment recovery opportunities, the Company typically analyzes all paid claims for a fixed period on a rolling quarterly basis. Physician bill audit services uses payment claims from doctors for their patient evaluation and management visits to initiate the process of identifying potential billing errors.

      Following the identification and investigation of identified claims, the Company proceeds to recover from the financially responsible party the value of those covered medical benefits provided. The Company has automated this complex processing of all raw data and the management, follow-up and generation of correspondence. The use of automated processes substantially increases productivity and enables specially trained personnel to focus more intensely on matters requiring their professional judgment and expertise. The automated processes also allow the Company to pursue claims that would otherwise be deemed too small to pursue economically. The Company believes that its ability to effectively recover a broad range of claim sizes is an important competitive advantage in the market. In addition to automating the recovery processes, the Company’s proprietary software and other systems generate significant operations and management information, which enables the Company to employ production and quality standards in the context of providing specialized services.

      The Company dedicates staff with specialized skills to individual services to optimize recoveries. The recovery process for each healthcare recovery service is described below.

Healthcare Subrogation Services

      Subrogation Recovery Rights of Healthcare Payors. By contract and state law, healthcare payors are generally entitled to certain rights with respect to paid healthcare claims that may be the primary obligation of other insurance carriers. For example, an HMO may pay the hospitalization and related health expenses of a member who is injured in an automobile accident. However, the party responsible for the accident is generally liable to the injured person for the damages arising from the injury, which include lost wages, property loss, pain and suffering and medical benefits. The responsible party usually has a liability insurance policy that will pay covered damages, including medical benefits, upon the acceptance of the injured party’s claim. The healthcare payor actually providing or paying for the medical benefits conferred on the injured party (in this example, an HMO) may have a variety of rights through which it is entitled to recover the value of such medical benefits from the responsible party and the responsible party’s liability insurer.

      These recovery rights include:

(i) the right of subrogation, which allows the healthcare payor to recover accident-related medical claims directly from the responsible party or the responsible party’s insurance carrier;

(ii) the right of reimbursement, which allows the healthcare payor to recover from the injured party any payment received by him or her from the responsible party or the responsible party’s insurance carrier relating to this injury;

(iii) the right of reimbursement for medical benefits provided for work-related injuries, which are typically excluded from the healthcare insurer’s coverage; and

(iv) other recovery rights against automobile insurers and other liability insurers arising from coordination of benefits provisions in healthcare and property and casualty insurance coverages.

      Automated Identification of Claims with Recovery Potential. The Company’s specialty is using systematic identification methods to determine which files to pass on to the investigation stage. The automated selection, analysis and processing of raw claims data are handled primarily through the Company’s proprietary selection software. Information regarding diagnoses, the cost of treatments, insured demographics (names, addresses and telephone numbers, etc.) and related claims is provided to the Company electronically by the healthcare payor. The automated systems include direct connections to the Company’s clients’ claims information systems, subject to various security controls to limit access internally. The Company’s trained staff identifies, sorts, vets and organizes raw claims data into usable form, essentially engaging in “data mining”.

      The primary vehicle for the identification of injured insureds is an automated analysis of the clients’ claims data. This system identifies potentially recoverable claims and, using client-specific protocols, opens an on-line electronic file for such claims. After files are opened, the systems automatically track the addition of medical expenses to these files, so that they are updated as additional expenses are paid. Since its inception, the Company has automatically opened over 56.5 million of such on-line files.

      Investigation of Potentially Recoverable Claims. By focusing investigations only on those cases with the greatest potential for recovery, the Company minimizes member contacts and maximizes recovery potential. Subrogation recoveries are typically related to accidental injuries. Claims may involve automobile accidents, property and premises injuries, workers’ compensation, product liability or medical malpractice. When a file of claims reaches a value predetermined by the Company, the system automatically generates a series of inquiry letters that are sent to the injured insured. These individuals respond by calling the Company’s customer service department to provide the facts of the accident. The Company also initiates phone calls if the insured does not respond to the inquiry letters in a reasonable period of time. Historically, approximately 90% of the injured insureds ultimately respond to the Company’s inquiries and approximately 16% of the claims investigated by customer service representatives are classified as recoverable. Once a file of related claims is identified as recoverable, the system updates the backlog and assigns the file to the appropriate recovery person who begins the assertion and management of recoverable claims. Since its inception, the Company has investigated over 10.2 million accidents.

      Assertion and Management of Potentially Recoverable Claims. The workflow performed by the various recovery personnel is directed and guided step-by-step by the Company’s proprietary and other software. The Company’s systems document activity on the claim files and provide an interconnected record of correspondence and notes taken by the recovery personnel with respect to each file. The Company’s recovery personnel annotate the files on-line, as necessary, to document progress, developments and status and otherwise maintain the history of each claim. All of these healthcare subrogation recovery personnel perform their work on Troveris, the internally-developed recovery software that replaced the legacy subrogation system. See “— Software”.

      Once a file of claims is classified as recoverable, the Company’s recovery personnel, who receive extensive training, proceed to assert the recovery rights of the Company’s clients and track the claims’ history and development. The employees contact all necessary parties to inform them of the existence and value of the recovery claim. These parties generally include the liability insurer for the responsible party, the insured and the insured’s attorney, if any, in conjunction with the claim. Recovery personnel maintain contact with the parties involved, including the responsible party (or insurance carrier), until the claim is settled. Settlement may not occur until several years after the claim was originally paid. During this phase of the recovery process, approximately 45% of the amounts initially entered into backlog (the dollar amount of potentially recoverable claims that the Company is pursuing) as recoverable are rejected, in which case further activity is terminated and backlog is reduced.

      Negotiation and Settlement of Claims. The recovery process culminates in the negotiation and settlement of claim files. Within the settlement guidelines established by each client and the Company’s standard operating procedures, recovery personnel close recoverable files and remove them from backlog by making recoveries or by rejecting files and terminating recovery efforts. Once a settlement is made and recorded in the system, receipt of cash is anticipated and monitored by the responsible employee. Cash receipts are posted to the credit of the appropriate client.

      Claims remain the property of the Company’s clients and litigation is commenced solely at their written direction. Similarly, clients may terminate litigation or other recovery efforts at any time for any reason. The Company customarily bears the cost of legal services as part of the services to its clients. The Company has established what it believes are cost-effective relationships with providers of legal services, including its relationship with Sharps & Associates, PSC, a law firm solely owned by Douglas R. Sharps, the Company’s Executive Vice President — Finance and Administration, Chief Financial Officer and Secretary. This arrangement exists solely for the benefit of the Company and its purpose is to minimize the costs of legal services purchased by the Company on behalf of its clients. This law firm employs 27 attorneys, 13 paralegals and 1 administrative assistant at its offices in Louisville, Kentucky; Pleasanton, California; Chicago, Illinois; Tampa, Florida; Dallas, Texas; Milwaukee, Wisconsin; and Locust Grove, Virginia. Mr. Sharps receives no financial or other personal benefits from his ownership of the firm, and the Audit Committee of the Company’s Board of Directors reviews and approves all payments to Sharps & Associates, PSC. See Item 8. “Financial Statements and Supplementary Data — Note 5 — Related Party Transactions”.

      Although some healthcare subrogation recoveries will be made during the first year of service, the average time to make a recovery is 18 to 24 months from installation, with substantially all recoveries made by the sixth year. The timing of recoveries is driven by the P&C payment cycle of claims (which is the source of recoveries made by the Company) and circumstances specific to each claim (e.g., identification of responsible party, responsiveness of responsible party, cooperation of parties involved, factual complexity and litigation). The amount of claims recoveries made by the Company on behalf of a client is generally less than the amount of backlog generated on behalf of such client. This happens for a number of reasons, including (i) the inadequacy of insurance coverage or other available source of funds to pay the claim; (ii) the absence of third-party liability; or (iii) the settlement of the claim for less than full value in accordance with the Company’s established policies.

      Historically, approximately 67% of the Company’s recoveries on behalf of clients involved automobile liability insurance, 14% involved premises liability insurance, 8% involved workers’ compensation insurance and 11% involved product liability or other insurance.

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

      Automated Identification of Claims with Recovery Potential. The Company’s database of information captures over 500 data elements of financial, demographic and clinical data from members, providers and payors. The Company utilizes this data to project potential savings outcomes and pre-screen claims for its various audit services. Provider contract terms are also programmed into the system, which then reviews claims against the specific contract provisions to identify discrepancies. The database of statistical information is refined to include the results of each completed audit. Provider bill claims are selected for audit based upon statistical analysis and a comparison to previously audited claims. Typically, claims with billed charges greater than specified thresholds are selected for audit. Every claim is automatically reviewed in a complete, focused audit to refine selection criteria.

      Investigation of Potentially Recoverable Claims. The Company’s provider bill audit service is a process for establishing accurate billing based on the care and services documented by healthcare professionals and ordered by the physician in the medical record as compared to the itemized billed charges. When a claim is identified, it is automatically assigned to a nurse auditor who will conduct an audit of all the line items that make up the claim at the site of the provider. Based on historical experience, approximately 93% of reviewed claims generate recoveries.

      Assertion and Management of Potentially Recoverable Claims. The workflow performed by the various audit personnel is directed and guided step-by-step by the Company’s proprietary and other software. Registered nurses review provider bills line by line to determine if inaccuracies exist. This review is completed on-site at the provider facility where the medical record exists. These audits benefit any health plan that pays a portion of a claim based on a percent of billed charges. Nurse auditors review the total claim file to compare the medical record to the line item bill to ascertain that a physician ordered the service performed, the supplies billed were actually used and the medication billed was actually administered. The nurse auditor also verifies that the billing is in compliance with the provider contract and that stoploss or outlier provisions are correctly billed. Historically, provider bill audits have resulted in savings of approximately 5% to 6% of the aggregate amount of billed charges audited.

      Negotiation and Settlement of Claims. Once the audit is completed, the Company reviews its findings with a provider representative to reach agreement. If there is no response from the provider within forty-five days, the audit results are considered final and the claim is closed. The savings are reported to the client for recoupment or the Company will collect them from the provider.

Overpayment Recovery Services

      Automated Identification of Claims with Recovery Potential. Healthcare payors are generally entitled to recover from contract providers amounts that have been paid in error or where the payor’s obligation is secondary to that of another payor (i.e., coordination of benefits). Examples of errors include payment of claims outside the coverage contract, duplicate payments, and payments on claims for persons no longer covered by the payor. The automated selection, analysis and processing of raw claims data are handled primarily through the Company’s proprietary selection software. This software identifies potential claims adjudication errors based on the provisions contained in the clients’ various health plan and provider contracts.

      Investigation of Potentially Recoverable Claims. Suspected overpayments are identified and classified by type, then reviewed and researched by experienced claims analysts, who specialize in particularly complex types of overpayments, including coordination of benefits and Medicare. Based on historical experience, approximately 10% of reviewed claims generate recoveries.

      Assertion and Management of Potentially Recoverable Claims. The workflow performed by the claims recovery personnel is directed and guided step-by-step by the Company’s proprietary and other software. Suspected overpayments are verified based upon the claims analysts’ research.

      Negotiation and Settlement of Claims. Once an overpayment is verified, it is forwarded to a unit specializing in collections for recovery. Historically, approximately 70% of verified overpayments have been collected. The Company recovers the money for its clients through its collection function or reports the overpayments to the client for recoupment from claims paid to that provider prospectively, where the right of off-set is present in the payor’s contract.

Physician Bill Audit Services

      Automated Identification of Claims with Recovery Potential. The physician bill audit product involves a review of physician claims to identify instances of potential over-billing of evaluation and management (“E&M”) claims. E&M claims represent physician requests for payment based on the components of care rendered in connection with office and hospital visits. In general, physicians charge for E&M visits based on the intensity level and location (i.e., office vs. hospital) of the services, and bill using a standardized method for ranking the intensity level that is susceptible to error. Healthcare payors are generally entitled to review the claims from physicians and the associated patient medical records and to seek correction of billing errors. The Company has created proprietary software that automates the selection of appropriate E&M claims for review and assists in the management of the audit process.

      Investigation of Potentially Recoverable Claims. Certified Professional Coders, using the Company’s on-line operational software, audit the relevant patient medical records in order to verify any billing errors. The audit process involves applying standardized descriptions of the five intensity levels for E&M claims, derived from federal evaluation and management guidelines, to the physicians’ own records of such visits.

      Negotiation and Settlement of Claims. Once a physician overcharge is verified, at the client’s option, it can be either referred back to the client for recovery or it can be retained by the Company for collection.

Property and Casualty Recovery Services

Overview of Property and Casualty Recovery Services Operations; Outsourcing

      The Company operates in the subrogation outsourcing market that serves property and casualty (“P&C”) insurers. The Company offers its services to the P&C market under the brand name “TransPaC Solutions”.

      The Company believes that the market for P&C subrogation outsourcing in the United States is substantial and that the potential savings from subrogation recoveries will vary depending upon the P&C line of business. The Company believes that total potential subrogation recoveries in the automobile insurance market exceed $6 billion per year. Based on its research and early experience, the Company believes that there is an opportunity to increase total subrogation recoveries across a wide spectrum of automobile insurers. The Company’s marketing strategy is to offer its services to automobile insurers and multi-line carriers that lack the resources to maximize subrogation recoveries.

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

      The Company dedicates staff with specialized skills to individual services to optimize recoveries. The workflow performed by the various recovery personnel is directed and guided step-by-step by the Company’s proprietary and other software. The Company’s systems document activity on the claim files and provide an interconnected record of correspondence and notes taken by the recovery personnel with respect to each file. The Company’s recovery personnel annotate the files on-line, as necessary, to document progress, developments and status and otherwise maintain the history of each claim.

      Once a file of claims is classified as recoverable, the Company’s recovery personnel, who undergo extensive training, proceed to assert the recovery rights of the Company’s clients and track the claims’ history and development. The employees contact all necessary parties to inform them of the existence and value of the recovery claim. These parties generally include the liability insurer for the responsible party or the responsible party itself when it is uninsured. Recovery personnel maintain contact with the parties involved, including the responsible party (or insurance carrier), until the claim is settled. Settlement may not occur until several years after the claim was originally paid.

      The recovery process culminates in the negotiation and settlement of claim files. Within the settlement guidelines established by each client and the Company’s standard operating procedures, recovery personnel close recoverable files and remove them from backlog by making recoveries or by rejecting files and terminating recovery efforts. Once a settlement is made and recorded in the system, receipt of cash is anticipated and monitored by the responsible employee. Cash receipts are posted to the credit of the appropriate client.

      Claims remain the property of the Company’s clients and litigation is commenced solely at their written direction. Similarly, clients may terminate litigation or other recovery efforts at any time for any reason.

      Although some subrogation recoveries will be made during the first year of service, the average time to make a recovery is 18 to 24 months from date of loss, with substantially all recoveries made within 36 months for automobile coverages. The recovery process for bodily injury claims and property claims with complex facts may take up to five to six years from the date of loss to recover. The timing of recoveries is driven by the P&C payment cycle of claims (which is the source of recoveries made by the Company) and circumstances specific to each claim (e.g., identification of responsible party, responsiveness of responsible party, cooperation of parties involved, factual complexity and litigation). The amount of claims recoveries made by the Company on behalf of a client is generally less than the amount of backlog generated on behalf of such client. This happens for a number of reasons, including (i) the inadequacy of insurance coverage or other available source of funds to pay the claim; (ii) the absence of third-party liability; or (iii) the settlement of the claim for less than full value in accordance with the clients’ settlement guidelines and the Company’s established operating policies.

Software

      The Company has developed a web-enabled subrogation software application. The Company sells this product as an application service provider (ASP), under the trade name “Troveris”, to participants in both the health insurance and benefits market and the P&C market which historically have not outsourced subrogation recoveries. In the private health insurance and benefits market, the Company currently estimates that 40% to 50% of these participants do not outsource subrogation recoveries. In the public health insurance and benefits market, i.e., Medicaid and Medicare, the Company believes that there is virtually no outsourcing of subrogation recoveries because these programs typically rely on their claims administration contractors to provide subrogation services as part of a bundled service contract. In the P&C market, the Company believes that certain participants are by their nature less likely to outsource subrogation services. For example, the Company believes that mutual insurers have organizational and cultural biases against outsourcing and that larger P&C insurers have sufficient resources to develop relatively sophisticated internal departments.

      In June 2002, the Company made its first sale of the Troveris software to an outside client, and a second sale was made in December 2003. Additionally, the Company has received indications of interest from other potential purchasers.

      The Troveris marketing strategy combines the opportunity for an internal subrogation department to gain operating efficiency through the functionality of state-of-the-art desktop software and to leverage its ability to produce recoveries through the purchase of unbundled components (such as investigation, training, etc.) of the Company’s traditional subrogation outsourcing services. The Troveris software application allows the Company to administer these customized relationships using the same proprietary processes as it uses for those customers who purchase turnkey subrogation outsourcing services.

      In addition to being offered for sale as an on-line subrogation recovery system in an ASP-model, Troveris also constitutes the systems platform for the Company’s recovery operations. All of those operations are currently conducted on Troveris. The Company began to migrate its internal healthcare subrogation operations to a version of Troveris during the fourth quarter of 2001, at which time it anticipated reducing its technology expense, net of the expense of maintaining the Troveris application, by at least $600,000 per year. At present, substantially all of that expense reduction has been captured and is reflected in the Company’s 2003 financial results.

Employees

      The Company employs, and facilitates the development of, skilled knowledge-workers. The Company maintains an in-house training program, which it believes is attractive to employees and essential in developing the necessary industry-specific skills. The Company employed 591 persons as of December 31, 2003 and 666 persons as of December 31, 2002.

      The Company requires all employees to enter into confidentiality and nondisclosure agreements, which generally prohibit them from divulging confidential information and trade secrets after employment is terminated. Employees are also required to enter into non-compete agreements, preventing them from working for a competitor during the first year after employment is terminated. In addition, the Company’s customers generally agree not to employ the Company’s employees during the client’s contract term plus a specified period.

      The Company’s employees are not represented by a labor union or a collective bargaining agreement. The Company regards its employee relations as good.

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

      Due to the nature of its outsourcing businesses, the operating cycle for some of its products and the industries to which it markets its products, the sales process is lengthy and involves demonstrating to prospective clients that the Company’s economies of scale, proprietary processes and value-added services allow (i) the Company to generate and return to the clients a greater dollar amount of recoveries than the clients’ in-house recovery department and (ii) the clients to focus greater resources on core business functions. New customer relationships can also be established through pilot programs, which have typically lasted 12 to 18 months.

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

      During the year ended December 31, 2003, clients terminated healthcare recovery services from the Company covering 9.0 million lives; certain of these same clients, however, kept in place or bought from the Company other healthcare recovery services with respect to 1.4 million lives. During the three-year period ended December 31, 2003, clients terminated healthcare recovery services from the Company covering 23.9 million lives; these same clients, however, kept in place or bought from the Company other healthcare recovery services covering 4.1 million lives. The terminations occurred due to, among other things, consolidations of healthcare payors, bankruptcy, the selection of another vendor, or because the process was taken in-house. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Healthcare Recovery Services — Results of Operations — Key Operating Indicators”.

      During the year ended December 31, 2003, the Company had four contract terminations involving three property and casualty clients. One of the client terminations involved referral business (i.e., less than full outsourcing) that never produced significant revenues. A second client terminated its contract because it took the recovery process in-house. The third client terminated its two contracts after the Company completed the projects (which involved analysis of claims that had already been reviewed by the client).

Client Base

      Healthcare Recovery Services. The Company provides services to healthcare plans that as of December 31, 2003 covered approximately 39.9 million lives. The Company’s clients are national and regional healthcare payors, large third-party administrators or self-insured corporations.

      Major healthcare recovery services clients include the following:

HealthNet Humana Inc. Group Health, Inc. FIRST HEALTH	The Principal Financial Group Kaiser Permanente Wellpoint Health Network Inc.

      The Company currently has one client, Wellpoint Health Network (“Wellpoint”), that individually accounts for more than 10% of its revenue. It also has a former client, UnitedHealth Group (“UHG”), that historically accounted for more than 10% of the Company’s revenue. For the years ended December 31, 2003, 2002 and 2001, UHG generated 24%, 28% and 27% of the Company’s revenue, respectively, and Wellpoint generated 17%, 14% and 11% of the Company’s revenue, respectively.

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

      The Company performs its recovery services on a reasonable efforts basis and does not obligate itself to deliver any specific result. Contracts with its customers are generally terminable on 60 to 180 days’ notice by either party, although in a few cases the contracts extend over a period of years. The Company’s contracts generally provide that in the event of termination, the Company is entitled to complete the recovery process on the existing backlog or to receive a cash payment designed to approximate the gross margin that would otherwise have been earned from the recovery on the backlog of the terminating client. On December 31, 2003 and 2002, the Company had Healthcare Recovery Services backlog of $1,521.8 million and $1,559.0 million, respectively.

      During 2002, UHG management informed the Company of its intention to terminate subrogation services with respect to all but 1.8 million lives of the 9.7 million lives then subject to the Company’s services under a contract with UHG. UHG’s termination of these services resulted from its decision to bring subrogation recovery services back inside UHG, where they are being performed by its Ingenix strategic business unit. The Company’s contract with UHG expired in accordance with its terms on February 1, 2003, except with respect to the 1.8 million lives. In December 2003, UHG gave notice of the termination of the remaining business under contract, effective February 1, 2004. The Company expects to continue recovering on the backlog as to which UHG terminated the Company’s services, a process that the Company expects will be completed in 5 to 6 years from the dates of termination.

      Property and Casualty Recovery Services. As of December 31, 2003, the Company provides services to 19 P&C insurers, of which five are clients for full outsourcing with the remainder being clients for either referral services, in which the Company supplements the capacity of an internal recovery unit, or closed claims reviews, in which the Company recovers subrogation claims missed or ignored by an internal recovery unit. Three of the Company’s P&C Recovery Services clients account for greater than 69% of this segment’s backlog at December 31, 2003.

      The Company’s P&C Recovery Services revenues are earned under written contracts with its clients that generally provide for contingency fees from recoveries. The pricing arrangements offered by the Company to its clients also include tiered pricing based on the Company’s service levels.

      The Company performs its recovery services on a reasonable efforts basis and does not obligate itself to deliver any specific result. Contracts with its customers are generally terminable on 60 to 180 days’ notice by either party. The Company’s contracts generally provide that in the event of termination, the Company is entitled to complete the recovery process on the existing backlog. On December 31, 2003 and 2002, the Company had P&C Recovery Services backlog of $17.9 million and $15.3 million, respectively.

      Software. As of December 31, 2003, the Company had two software clients. One, a Cincinnati-based third party administrator of healthcare claims for self-funded employers, became a client in June 2002, and the second, a Blue Cross Blue Shield organization, became a client in late December 2003. The Software segment earns software revenues based on an external client’s level of utilization, and from the Healthcare Recovery Services and P&C Recovery Services segments based on their use of the Troveris software. Moreover, the Software segment may also earn commission revenue from the Healthcare Recovery Services and the P&C Recovery Services segments on any revenue that the Company derives from healthcare subrogation services or P&C subrogation services that are delivered by such segments to an external client through Troveris.

Competition

      Healthcare Recovery Services. The Company competes primarily with the internal recovery departments of potential customers and other outsource healthcare recovery service vendors. To the Company’s knowledge, in addition to the Company there are four smaller, but significant, independent providers of healthcare subrogation recovery services, four different vendors that provide competitive overpayment recovery outsourcing services, and three national companies that provide provider bill auditing services.

      Property and Casualty Recovery Services. The Company has assessed the competitive environment for P&C subrogation outsourcing and believes that the competition is fragmented and characterized by claims adjusting companies that operate on a local or regional basis and by law firms that specialize in a low volume of legally complex subrogation claims. The Company has identified five competitors that attempt to serve a national market. Two of these competitors are owned and controlled by P&C insurers, and the Company believes that this fact may deter potential buyers of these competitors’ services if those potential buyers also compete against the competitors’ parent organizations.

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

Proprietary Information Management Systems

      General. The Company’s computer systems consist of inter-related proprietary software programs that function as automated data and process management systems. The Company holds a copyright on certain of its software and has applied to the United States Patent Office for patents on certain inventions contained in the Troveris software.

      Quality and Management Controls. The computer systems control, measure and generate reports on the recovery processes. From data recorded in these systems, a series of financial reports are generated for clients that allow them to monitor the Company’s success in making recoveries on their behalf. The data used for financial reports are also used to produce a wide array of accounting and management information used by the Company to operate its business. The Company employs a variety of quality control techniques to ensure consistently high-quality service.

Research and Development

      During the years ended December 31, 2003 and 2002, the Company incurred no research and development expense. The Company incurred approximately $537,000 in research and development expense during the year ended December 31, 2001 in connection with the development of the Troveris software which was placed in service during 2002.

Legal and Regulatory Environment

      The healthcare industry is subject to numerous laws and regulations which may affect the Company’s business. In addition to laws and regulations affecting healthcare and insurance, changes in the federal fair debt collection laws and laws governing the privacy of personal health information may also adversely affect the Company’s business.

      General. From time to time, legislation is introduced in Congress and various state legislatures which would materially, and potentially adversely, affect the Company’s business. Moreover, courts (particularly the United States Supreme Court, the federal appellate courts and the state supreme and appellate courts) have the power to create and interpret laws in ways that may also materially and adversely affect the Company’s business. The most significant legislation, laws and regulations may, for clarity, be grouped into three categories: (i) legislation that would substantially limit the ability of healthcare insurers to recover from third-parties accident-related medical benefits incurred by injured insureds (“Health Insurance Primacy Laws”);

(ii) legislation that would substantially limit the Company’s ability to receive and utilize individual claim information from healthcare insurers (“Confidentiality Laws”); and (iii) other federal and state laws and certain legal doctrines. The following identifies specific risks in these three categories:

Health Insurance Primacy Laws

      Auto Choice Reform Act. In May 2001, Congress proposed, but failed to enact, legislation known as the Auto Choice Reform Act of 2001 (the “Proposed Act”). Similar bills were introduced but not enacted in each of the two previous Congresses. Under the Proposed Act, in those states not opting out of its provisions, individual drivers would have been able to choose to be covered by an auto insurance system in which healthcare insurers, with some exceptions, might have been unable to recover for healthcare costs incurred by those injured in automobile accidents. Consequently, even if the insured’s injuries were caused by the negligence of another driver, the healthcare insurer might not have had any rights of recovery against the negligent party or that party’s liability insurer. Revenue generated from recoveries against automobile liability insurers historically has represented approximately 65% of the Company’s revenues. Should similar legislation be enacted, it could have a material adverse effect on the Company’s business, results of operations and financial condition.

      Proponents of the Proposed Act asserted that (i) the costs of operating a motor vehicle are excessive due to legal and administrative costs associated with the processing of claims under the fault-based liability system; and (ii) the costly fault-based liability insurance system often fails to provide compensation commensurate with loss and takes too long to pay benefits. Even if the Proposed Act is not introduced in Congress again in the future, these policy reasons may result in future legislation designed to significantly alter the fault-based liability system used in most states, eliminate recovery rights of healthcare insurers and materially adversely affect the Company’s business.

      Certain No Fault Insurance Systems. Certain states have adopted versions of automobile “no fault” insurance systems in which the injured party’s health insurance carrier or provider is primarily responsible for healthcare related expenses (and not the responsible party and his or her insurer or the injured insured’s automobile liability insurer). In 1996, California voters rejected a no-fault automobile insurance measure, Proposition 200, which would have required drivers with bodily injuries to be compensated by their healthcare insurers. Although Proposition 200 was rejected by the voters, there can be no assurance that similar measures will not again be presented in a ballot initiative or as legislation in California or elsewhere in the future. Growth in the number of states adopting similar systems could significantly reduce the amounts otherwise recoverable by the Company in connection with automobile injuries in such states.

Confidentiality Laws

      Confidentiality Provisions of the Health Insurance Portability and Accountability Act of 1996 and Related Regulations. The Company’s activities involve the receipt and use of confidential health information from or on behalf of its clients. In December 2000, the Secretary (the “Secretary”) of Health and Human Services (“HHS”) promulgated the Standards for Privacy of Individually Identifiable Health Information, 45 C.F.R. Parts 160 and 164 (as modified, the “Privacy Rule”), which deals with the use and disclosure of health information and implements certain requirements of the Administrative Simplification subtitle of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The Privacy Rule became effective on April 14, 2001 and health plans, health care clearinghouses, and certain health care providers covered by the Privacy Rule (“Covered Entities”) generally were required to comply by April 14, 2003. The Privacy Rule prescribes the manner in which Covered Entities are permitted or required to use and disclose individually identifiable health information subject to the Privacy Rule’s requirements, known as “protected health information”. The Privacy Rule also requires Covered Entities to implement certain “administrative” requirements, such as establishing relevant policies and procedures, designating a privacy official responsible for the development and implementation of the policies and procedures, and training affected members of the workforce regarding the policies and procedures. The Privacy Rule establishes a complex regulatory framework on a variety of subjects, including, but not limited to, (a) disclosures and uses of protected health information, (b) individuals’ rights to access, amendment, and accounting regarding their protected health information, and (c) individuals’ rights to receive notice of Covered Entities’ practices with respect to protected health information.

      The Privacy Rule affects other entities that are not necessarily Covered Entities under the Privacy Rule, but which perform certain functions or activities on behalf of Covered Entities. Entities performing certain functions or activities on behalf of a Covered Entity are treated as “business associates” of a Covered Entity under the Privacy Rule. The Company’s activities make it a business associate of customers that are Covered Entities, such as health plans. The Privacy Rule requires the Covered Entity and its business associates to enter into contracts that meet certain requirements. Therefore, although a business associate to a Covered Entity is not directly subject to the Privacy Rule, it will be subject to certain similar requirements imposed through its business associate contracts. Significantly, however, the Privacy Rule does not require business associate contracts to obligate business associates to implement certain organizational requirements the Privacy Rule imposes upon Covered Entities, such as appointing a privacy officer or establishing and distributing a notice of privacy practices. The business associate provisions of the Privacy Rule do require a Covered Entity that becomes aware of a pattern of activity or practice of a business associate that constitutes a material violation of the business associate’s obligations under the contract to take reasonable steps to end the violation and, if such steps are not successful, terminate the contract with the business associate, if feasible.

      In August 2000, HHS issued pursuant to HIPAA, a final rule establishing transaction standards and code sets for the electronic transmission of health information, 45 C.F.R. Part 162 (the “Transaction Standards”). The Transaction Standards adopt uniform standards that must be used if one health care provider or health plan conducts certain electronic transactions with another health care provider or health plan. Moreover, the Transaction Standards establish certain code sets to be used in connection with the standard transactions. Health plans and other entities subject to the Transaction Standards were generally required to comply by October 16, 2003. The Company currently does not engage in any transactions covered by the Transaction Standards. However, additional transactions, possibly including transactions engaged in by the Company, will be covered by the Transaction Standards in the future.

      In addition to the Privacy Rule and the Transactions Standard, in February 2003 HHS published, pursuant to HIPAA, a final rule governing the security of health information maintained or transmitted electronically by health plans and certain clearinghouses and providers (the “Security Standards”). The Security Standards impose extensive additional administrative, physical, technological, and organizational requirements on Covered Entities and their business associates. As noted above, certain of the Company’s activities make it a business associate of the Company’s clients; therefore the Company will have some contractual obligations related to the Security Standards. The Security Standards have a compliance date of April 21, 2005.

      HIPAA, the Privacy Rule, the Transactions Standard and the Security Standard (collectively, the “Rules”) could impair the Company’s subrogation recovery practices by creating administrative burdens (for example, by requiring business associates of Covered Entities to amend health information in certain circumstances or to restrict subsequent uses of protected health information) or liability risks that lead health plans to voluntarily restrict their subrogation recovery practices. The provisions of the Rules or of future federal legislation and regulations could impair or prevent the acquisition and use by the Company of claims and insurance information necessary to process recovery claims on behalf of its clients. However, the Company believes that it will be able to comply with the Rules on a timely basis and without material adverse effect.

      In addition to the federal protection of health information, state laws governing privacy of medical or insurance records and related matters may significantly affect the Company’s business. Most states have enacted health care information confidentiality laws that limit the disclosure of confidential medical information. The Rules do not preempt state laws regarding health information privacy that are more restrictive than the Rules. The costs and efforts associated with compliance with the various state laws could increase in the future if states begin to enact additional and more comprehensive privacy legislation and may have a material adverse effect on the Company.

Other Federal and State Laws

      Changes in a variety of laws could also affect the Company’s business. One such area is insurance law, which comprises a complex network of state and federal laws, such as the federal Employee Retirement Income Security Act of 1974 (ERISA), the regulations and orders promulgated under those laws, and the pertinent case law created by state and federal courts. Similarly, federal or state laws that would bar or impair healthcare subrogation or an injured party’s ability to collect insured damages (that is, an injured person would be prevented from recovering from the wrongdoer damages for accident-related medical benefits covered by health insurance) could similarly adversely affect the Company’s business. Existing debt collection laws also may be amended or interpreted in a manner that could adversely affect the Company’s business. Additionally, although the Company does not believe that it engages in the unauthorized practice of law, changes in the law or a judicial or administrative decision defining some of the Company’s activities as the practice of law, could have a material adverse effect on the Company’s business.

Certain Legal Doctrines

      With respect to recoverable claims, the rights of healthcare subrogation and reimbursement may be limited in some cases by three principles of general application. The first of these is the “made whole doctrine”, which subordinates the healthcare provider’s ability to recover to that of the injured party when the settlement damage award received by the injured party is inadequate to cover the injured party’s damages. The second is the “common fund doctrine”, which permits plaintiff’s attorneys to deduct their fees for the claim based on the entire amount covered by a damage award and may, in some cases, proportionally diminish the amount recoverable by the Company on behalf of the healthcare payor out of that damage award. Finally, federal courts have in some venues, most notably the Ninth Circuit which covers California and several other western states, begun to apply a doctrine under ERISA that prevents or hinders health plans (and their recovery agents) from bringing healthcare reimbursement actions in federal court.

Where You Can Find More Information

      The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments and exhibits to these reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available (free of charge) on or through its Internet website located at http://www.troversolutions.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. The address of the Company’s website is provided solely for the readers’ convenience and is not intended to be an active link.

Item 2.     Properties

      As of December 31, 2003, the Company leased property at the following four locations: (i) approximately 105,718 square feet of space for its executive offices and main operations in Louisville, Kentucky, under a lease agreement and amendment expiring in 2009; (ii) approximately 10,206 square feet at a regional operating office in Pittsburgh, Pennsylvania, under a lease agreement expiring in 2006; (iii) approximately 8,125 square feet at its Encino, California location under a lease agreement expiring in 2004; and (iv) approximately 20,500 square feet at its New Berlin, Wisconsin location under a 5-year term expiring in 2006. The Company is currently in negotiations to extend the lease for the Encino, California office for a five-year term expiring in 2009, with substantially the same terms as the current lease.

Item 3.     Legal Proceedings

      The Company is engaged in the business of identifying and recovering subrogation and related claims of its clients, many of which arise in the context of personal injury lawsuits. As such, the Company operates in a litigation-intensive environment. Consequently, since its founding in 1988 the Company has been involved with many litigation matters related to its subrogation business, sometimes as a defendant and sometimes through a defendant client. The plaintiffs’ attorneys attempting to defeat the clients’ subrogation liens often threaten litigation against the Company and its clients as a negotiating tactic. Most of the lawsuits that have been filed against the Company or its clients concern the entitlement to recover a specific, individual subrogation claim or the amount of the subrogation claim. Typically, these actions do not ask for punitive damages, are not pled as class actions, and do not have wide implications with respect to the Company’s ongoing business practices.

      To date, however, the Company has encountered eight noteworthy instances in addition to the pending lawsuits described under “Current Litigation”, in which lawsuits were filed against it or its clients that sought punitive damages, were pled as class actions, or otherwise made claims or requested relief that could have materially affected the Company’s business practices. The risk profile for this sort of business practices litigation includes not only the usual considerations of the potential amount, effect, and likelihood of loss, but also specifically the potential for punitive damages and class certification, the possible effects of an adverse verdict on the Company’s business practices, and the likelihood of specific plaintiffs’ attorneys bringing similar actions in other jurisdictions.

      Each of these cases has been completely resolved, by decision of a court or settlement by the parties, but prior to resolution the Company did not regard all of these cases as being material in and of themselves. In management’s opinion, these eight cases share a common profile with each other and with the lawsuits described below under the caption “Current Litigation”.

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

      Three of those five lawsuits, pled as class actions and naming the Company as a defendant, were filed in federal court and charged the Company with a variety of violations of laws and sought punitive damages. The complaints alleged, among other things, that the Company committed negligence, fraud and breach of its duties under ERISA by attempting to recover and actually recovering, by subrogation, the reasonable value of medical benefits which were provided by the Company’s clients under capitation or discounted-fee-for-service arrangements. One of these lawsuits was dismissed in a ruling on the merits. Another was settled, after the court denied class certification, for a nominal amount paid by the Company’s client, a co-defendant in the case. The third case, DeGarmo et al. v. Healthcare Recoveries, Inc., was concluded in mid-July 2001 for a settlement payment of $3 million and nonmonetary terms that management regards as immaterial to the Company’s ongoing business.

      The remaining three lawsuits did not name the Company as a defendant. These three lawsuits did, however, involve the Company’s clients and implicate important Company business practices. The complaints in these cases alleged, among other things, violation of state law with respect to the payment of plaintiffs’ attorneys’ fees and unfair trade practices, violation of the federal Health Maintenance Organization Act of 1973, misrepresentation of the rightful amounts of subrogation claims, and impermissible enforcement of recovery rights. Two of these cases resulted in judgments in favor of the Company’s clients after litigation of the merits before trial and appellate courts. The other case was settled for an immaterial amount.

      Management believes that the lawsuits described above will not, as a general matter, have precedential value for either the cases described below under the caption “Current Litigation” or for any future litigation matters (all these cases being referred to as the “Pending and Potential Cases”). Indeed, the courts hearing the Pending and Potential Cases may not even become aware of the outcomes in the eight lawsuits described above. Management expects that each of the Pending and Potential Cases will be decided on its own merits under the relevant state and federal laws, which will vary from case to case and jurisdiction to jurisdiction. The descriptions of the outcomes in the eight cases dealing with business practices are included here in order to describe the context for these kinds of litigation and the Company’s relative successes in handling past business practices litigation, but are not necessarily predictive of the outcomes of any of the Pending and Potential Cases.

      Moreover, there can be no assurance that the Company will not be subject to further class action litigation similar to that described below under the caption “Current Litigation”, that existing and/or future class action litigation against the Company and its clients will not consume significant management time and/or attention or that the cost of defending and resolving such litigation will not be material.

Current Litigation

Cajas et al. v. Prudential Health Care Plan and Healthcare Recoveries

      On October 28, 1999, a class action plaintiff’s Original Petition (“Petition”) was filed against the Company and one of the Company’s clients in the District Court for the 150th Judicial District, Bexar County, Texas, Joseph R. Cajas, on behalf of himself and all others similarly situated v. Prudential Health Care Plan, Inc. and Healthcare Recoveries, Inc. The plaintiff asserts that the Company’s subrogation recovery efforts on behalf of its client Prudential Health Care Plan, Inc. (“Prudential”) violated a number of common law duties, as well as the Texas Insurance Code and the Texas Business and Commerce Code. The Petition alleges that the Company, as the subrogation agent for Prudential, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that the plaintiff asserts are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount Prudential paid for medical goods and services. The Company was served with the Petition in November 1999, and has answered, denying all allegations. After the defendants filed a motion for summary judgment in January 2002, the plaintiff moved the court to delay consideration of the motion until the plaintiff could complete additional discovery. The plaintiff’s motion to delay consideration was granted. On October 25, 2002, the plaintiff filed an amended petition naming one additional plaintiff as a purported class representative. The amended petition did not add any new claims. The defendants filed a motion for summary judgment on January 24, 2003, and the plaintiffs filed a cross motion for summary judgment. On February 25, 2003, a state court judge denied the defendants’ motion for summary judgment that the defendants were entitled to enforce the terms of Prudential’s policies. The same judge granted the plaintiffs’ partial motion for summary judgment to the effect that Prudential could not recover more than its costs. That ruling is not final nor yet appealable. The plaintiffs have not yet moved the court to certify the case as a class action.

Martin et al. v. Companion Health Care and Healthcare Recoveries

      In December 1999, a purported class action complaint (“Complaint”) was filed against the Company and one of the Company’s clients in the Court of Common Pleas of Richland County, South Carolina, Estalita Martin et al. vs. Companion Health Care Corp., and Healthcare Recoveries, Inc. In January 2000, the defendant Companion Healthcare Corp. (“CHC”) filed an Answer and Counterclaim and the plaintiff Martin filed a First Amended Complaint (“Amended Complaint”). The Amended Complaint asserts that the Company’s subrogation recovery efforts on behalf of its client, CHC, violated a number of common law duties, as well as the South Carolina Unfair Trade Practices Act. The Amended Complaint alleges that the Company, as the subrogation agent for CHC, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that the plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount CHC was entitled to collect for such medical goods and services. The Amended Complaint further alleges that the Company and CHC unlawfully pursued subrogation and reimbursement claims by (1) failing to pay pro rata costs and attorney’s fees to attorneys who represented purported class members with respect to tort claims underlying the subrogation and reimbursement claims; and (2) failing to include in subrogation and reimbursement claims all applicable discounts that CHC received for such medical goods and services. The plaintiffs, on behalf of the purported class, demand compensatory damages, punitive damages, and treble damages, disgorgement of unjust profits, costs, prejudgment interest and attorneys’ fees. The Company was served with the original Complaint in late December 1999 and answered denying all allegations. The Company filed a motion to dismiss in August 2000 and in June 2001 the court granted the Company’s motion to dismiss. The plaintiffs filed a notice of appeal in July 2001. On March 1, 2004, the Court of Appeals of South Carolina filed an order and opinion affirming the trial court’s order dismissing the case. The time period in which the plaintiff may move for a rehearing in the Court of Appeals or pursue a further appeal to the South Carolina Supreme Court has not expired.

Hamilton v. Healthcare Recoveries

      On March 12, 2001, a Complaint (“Complaint”) was filed against the Company in the United States District Court for the Eastern District of Louisiana, in a putative class action brought by Kyle M. Hamilton. In that action, Hamilton v. Healthcare Recoveries, Inc., No. 01-650, the plaintiff asserts that the Company’s subrogation recovery efforts on behalf of its clients violate certain Louisiana state laws, the federal Fair Debt Collection Practices Act and the Louisiana Unfair Trade Practices Act. The Complaint alleges that the Company intentionally and negligently interfered with the plaintiff’s and the putative class members’ rights to settle certain personal injury claims. The Complaint further alleges that the Company unlawfully pursued subrogation and reimbursement claims that the plaintiff asserts are unenforceable because the clauses in the Company’s clients’ coverage documents that create such recovery rights are rendered null and void by Louisiana statutes that generally prohibit coordination of benefits with individually underwritten insurance coverages. The plaintiff purports to represent a class consisting of all persons covered under group health policies that were issued or delivered in the State of Louisiana and who received any communication from the Company attempting to enforce any clauses that allegedly were rendered null and void by Louisiana law. The plaintiff seeks on behalf of the purported class compensatory and statutory damages, interest, costs, attorneys’ fees and such additional damages and relief as may be allowed by any applicable law. In July 2001, the court granted a motion for summary judgment filed by the Company as concerned the plaintiff’s Fair Debt Collection Practices Act (“FDCPA”) claim, dismissing those claims with prejudice. The court denied the Company’s motion for summary judgment, without prejudice to the right of the Company to reassert its motion, with respect to the plaintiff’s state law claims. The court ordered that the parties submit memoranda addressing whether the court still had subject matter jurisdiction, given dismissal of the federal claim. In August 2001, the court ruled that it lacked subject matter jurisdiction, thus dismissing the remaining claims, without prejudice. The plaintiff filed an appeal to the United States Fifth Circuit Court of Appeals. In November 2002, the Court of Appeals rendered its opinion reversing the dismissal of the FDCPA claims. The court also affirmed the trial court’s determination that diversity jurisdiction did not exist in the case. The court remanded the case to the federal district court for further proceedings. On April 29, 2003, the Company filed a Petition for Writ of Certiorari asking the U.S. Supreme Court to accept an appeal of the Court of Appeals ruling. The Supreme Court denied the Petition on June 9, 2003.

      After the case was remanded to the trial court, the Company filed a second Motion for Summary Judgment. On May 13, 2003, the Court entered an Order granting the Company’s Motion for Summary Judgment, dismissing with prejudice the Plaintiff’s claims under the FDCPA and dismissing without prejudice the Plaintiff’s remaining state law claims. On May 27, 2003, the plaintiff filed a Notice of Appeal to the United States Fifth Circuit Court of Appeals, which heard oral argument of the appeal on December 3, 2003. The Court has not yet ruled on the appeal.

      The Company disputes the plaintiff’s allegations regarding the applicability of the FDCPA and intends to vigorously defend its position in this case.

      In addition to filing the appeal in federal court, the Hamilton plaintiff in October 2001 filed a new complaint in the Civil District Court for the Parish of Orleans, Louisiana, in a putative class action styled Hamilton v. Healthcare Recoveries, Inc., 2001-15989. This state court action asserts claims substantially similar to those in the federal court action. In November 2001, the Company filed preliminary exceptions to this new complaint. There were no further proceedings in the case until March 2003 when the Company filed a motion to stay any further proceedings in that case due to the related case pending in federal court. On April 25, 2003, the state court entered an order granting the Company’s motion to stay the lawsuit. Thereafter, the Company removed the case from state court to Federal court on August 5, 2003. On September 4, 2003, the plaintiff filed a Motion to Remand the case back to state court, which motion was granted on November 21, 2003. Thus, the case remains in the state court.

Bruun et al. v. Prudential Health Care Plan, Prudential Insurance Company of America, Aetna, Inc. and Trover Solutions

      On October 30, 2002, plaintiffs’ counsel in the Cajas and Franks cases filed a class action lawsuit in the United States District Court for the District of New Jersey on behalf of two Texas residents against the Company, Prudential Insurance Company, one of the Company’s clients, PruCare HMO, a subsidiary of Prudential Insurance Company, and Aetna, a company which had acquired the business of another of the Company’s clients. The complaint was served on the Company on February 27, 2003.

      In the complaint, plaintiffs Kimberly Bruun and Ashley Emanis, on behalf of themselves and similarly situated persons, asserted claims on behalf of a putative nationwide class of persons who were members of PruCare HMO health plans governed by ERISA from whom the Company, under its contract with the client, recovered reimbursement. The complaint alleged that reimbursement recoveries made by PruCare HMO and the Company violate the terms of the standard PruCare HMO plan documents, and that reimbursement recoveries violate the Conformity with Law provision in the standard plan documents because subrogation and reimbursement are prohibited under the federal HMO Act. The complaint further alleged that the defendants’ subrogation and reimbursement recoveries resulted in a double recovery to PruCare HMO because PruCare HMO did not account for subrogation and reimbursement recoveries as offsets to expenses when setting premium rates. The complaint further alleged that the defendants improperly recovered in subrogation or reimbursement for services provided by capitated providers, or that in the alternative, the defendants improperly recovered more for capitated services than was paid for the services, or alternatively, that the defendants improperly collected amounts that exceeded the reasonable cash value of capitated services. The plaintiffs allege that PruCare HMO, Prudential, Aetna and the Company are fiduciaries and that they each have breached their fiduciary duty to the plaintiffs. Alternatively, the plaintiffs allege that if Aetna, Prudential and the Company are not fiduciaries, that they knowingly participated in PruCare HMO’s breach of fiduciary duty.

      The plaintiffs, on behalf of the class, demand enforcement of the plan documents under certain sections of ERISA. The plaintiffs also demand restitution and disgorgement of sums recovered by defendants and the establishment of a constructive trust. The plaintiffs also demand an accounting of PruCare HMO’s and Aetna’s rate documents, the subrogation and reimbursement claims for capitated services, and/or the actual costs paid by PruCare HMO and Aetna for the capitated services.

      On April 16, 2003, the defendants filed motions seeking to dismiss the lawsuit or to change the venue of the lawsuit to a federal court in Texas. On October 16, 2003, the court entered an order granting the defendants’ motions to dismiss and dismissing all of the plaintiff’s claims. On November 13, 2003, the plaintiffs filed a Notice of Appeal to the United States Third Circuit Court of Appeals. The plaintiffs filed their appellate brief on February 23, 2004. The Company has not yet filed briefs or argued the appeal.

Godair v. American Home Assurance Company, Trover Solutions, and HMO Partners

      On March 14, 2003, Lawrence Godair, the plaintiff in a putative class action against a motor vehicle insurer, amended his complaint to add the Company, and a client of the company, HMO Partners, as defendants in Lawrence Godair v. American Home Assurance Company, Trover Solutions, Inc. and HMO Partners, Inc., No. 4:02 CV 00407 SMR, United States District Court for the Eastern District of Arkansas, Western Division. In the amended complaint (the “Amended Complaint”), the plaintiff makes allegations on behalf of himself and a purported class of others similarly situated. The complaint asserts that the Company, as subrogation agent for HMO Partners, unlawfully demanded payment of a subrogation claim against proceeds of a medical payments insurance policy issued to the plaintiff by American Home. The Amended Complaint also alleges that the Company was unjustly enriched because the plaintiff was not fully compensated (“made whole”) for his injuries in violation of the Arkansas no-fault motor vehicle insurance statute and because the payment constituted a double recovery to the Company and to HMO Partners, in violation of the Arkansas Health Maintenance Organizations Act. The Amended Complaint further alleges that in recovering the subrogation claim the Company acted negligently, that it interfered with the plaintiff’s contractual relationship with the motor vehicle insurer and that the Company may be directly or vicariously liable for the acts of other defendants. The Amended Complaint demands relief on behalf of a purported class of persons who purchased medical payments coverage as required by the Arkansas no-fault motor vehicle insurance statute and who were entitled to but did not receive benefits under such policies due to the payment of those benefits to third parties, including the Company and HMO Partners. The Amended Complaint demands compensatory and punitive damages, 12% statutory penalties, costs, expenses, interest and attorney’s fees.

      The Company was served with the Amended Complaint on March 18, 2003 and filed an Answer denying the plaintiff’s claims on May 5, 2003. The Company intends to vigorously defend itself against these allegations. The Company and the plaintiff are currently engaged in the discovery process.

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

      In terms of the Company’s business practices and the allegations underlying the Cajas, Martin and Bruun cases, at the end of 1993 the Company had ceased the practice of recovering the “reasonable value” of medical treatment provided by medical providers under DFS arrangements with the Company’s clients. From that date, the Company’s policy has been not to recover the “reasonable value” of medical treatment in DFS arrangements. However, the Company historically and currently recovers the “reasonable value” of medical treatment provided under capitation arrangements and other payment arrangements with medical providers on behalf of those clients that compensate medical providers under these payment mechanisms, to the extent that these benefits are related to treatment of the injuries as to which clients have recovery rights. The Company believes that its clients’ contracts, including the contracts that provide for recovery under DFS, capitation and other payment arrangements are enforceable under the laws potentially applicable in these cases. As a result, and taking into account the underlying facts in each of these cases, the Company believes it has meritorious grounds to defend these lawsuits, it intends to defend the cases vigorously, and it believes that the defense and ultimate resolution of the lawsuits should not have a material adverse effect upon the business, results of operations or financial condition of the Company. Nevertheless, if any of these lawsuits or one or more other lawsuits seeking relief under similar theories were to be successful, it is likely that such resolution would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Litigation Terminated in the Fourth Quarter of 2003

Rogalla v. Christie Clinic, PersonalCare Health Management and Healthcare Recoveries

      On December 14, 2001, Valerie Rogalla, the plaintiff in a putative class action against a health care provider, amended her complaint to add Healthcare Recoveries, Inc. as a defendant in Valerie Rogalla v. Christie Clinic, P.C., PersonalCare Health Management, Inc. and Healthcare Recoveries, Inc., No. 01-L-203, Circuit Court of the Sixth Judicial Circuit, Champaign County, Illinois. In her complaint, the plaintiff made allegations on behalf of herself and all others similarly situated. The complaint asserted that the Company, as subrogation agent for PersonalCare Health Management, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims. The complaint sought recovery from the Company for compensatory damages, punitive damages and costs. The Company disputed the plaintiff’s allegations and each defendant filed a motion to dismiss the action. In October 2002, the Court granted each of the defendants’ motions and dismissed the plaintiff’s action entirely. The plaintiff subsequently filed an appeal and, on June 20, 2003, the Appellate Court entered an order affirming the trial court’s ruling. On July 3, 2003, the plaintiff filed a motion seeking leave to appeal the case to the Illinois Supreme Court. On October 7, 2003, the Illinois Supreme Court denied the plaintiff’s motion. No further potential appeals are available to the plaintiff and the case has been finally dismissed with prejudice.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Supplementary Item. Certain Risk Factors

      See “Safe Harbor Compliance Statement for Forward-Looking Statements,” included as Exhibit 99.1 to this Form 10-K and incorporated herein by reference.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock is traded on The Nasdaq National Market under the symbol “TROV”. The following tables set forth the high and low closing prices for the Company’s Common Stock for the periods indicated, as reflected in The Nasdaq National Market.

Quarter Ended:	High	Low

March 31, 2003	$5.45	$5.00

June 30, 2003	6.10	5.45

September 30, 2003	7.15	5.53

December 31, 2003	7.43	6.33

Quarter Ended:	High	Low

March 31, 2002	$6.28	$4.70

June 30, 2002	6.29	4.17

September 30, 2002	6.11	3.80

December 31, 2002	5.50	4.13

      On March 15, 2004, there were approximately 48 holders of record of the Company’s Common Stock.

      The Company has paid no cash dividends since its initial public offering in May 1997. Any future determination to pay cash dividends will be at the discretion of the Board of Directors (the “Board”) and will be dependent upon the Company’s financial condition, results of operations, credit agreements, capital requirements and such other factors as the Board deems relevant. The Company’s current credit facility limits its ability to pay dividends on its Common Stock. See Item 1. “Business — Recent Developments” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Item 6.	Selected Financial Data

      The tables below summarize selected recent financial information for the Company. For further information, refer to the Company’s financial statements and notes thereto presented under Part II, Item 8 of the Form 10-K.

Statements of Income Data

(Dollars in thousands, except per share amounts)

	Years Ended December 31,

	2003	2002	2001	2000	1999

Claims revenues	$65,748	$69,478	$64,147	$63,627	$61,409

Cost of revenues	32,535	33,492	31,589	30,432	31,451

Gross profit	33,213	35,986	32,558	33,195	29,958

Support expenses	19,926	19,924	17,499	17,151	16,321

Depreciation and amortization	3,368	4,760	6,701	6,372	4,954

Research and development	—	—	537	366	—

Operating income	9,919	11,302	7,821	9,306	8,683

Interest (expense) income, net	(237)	(232)	(118)	(237)	144

Other — Loss on disposal of assets	—	—	(1,010)	—	—

Other — Litigation settlement	—	—	—	(3,000)	—

Income before income taxes	9,682	11,070	6,693	6,069	8,827

Provision for income taxes	3,873	4,240	2,097	2,519	3,665

Net income	$5,809	$6,830	$4,596	$3,550	$5,162

Earnings per common share (basic)	$0.69	$0.74	$0.47	$0.33	$0.46

Earnings per common share (diluted)	$0.66	$0.72	$0.46	$0.33	$0.46

Statements of Income as a Percentage of Claims Revenues

	Years Ended December 31,

	2003	2002	2001

Claims revenues	100.0%	100.0%	100.0%

Cost of revenues	49.5	48.2	49.2

Support expenses	30.3	28.7	27.3

Depreciation and amortization	5.1	6.9	10.4

Research and development	0.0	0.0	0.8

Operating income	15.1	16.3	12.2

Interest (expense) income, net	(0.4)	(0.3)	(0.2)

Other — Loss on disposal of assets	0.0	0.0	1.6

Income before income taxes	14.7	15.9	10.4

Net income	8.8	9.8	7.2

Balance Sheet Data

(Dollars in thousands)

	December 31,

	2003	2002	2001	2000	1999

Cash and cash equivalents	$11,174	$2,269	$2,547	$1,297	$1,467

Working capital	12,954	8,768	10,427	7,798	7,865

Total assets	78,496	73,573	74,463	79,445	82,034

Long-term borrowings	—	4,000	8,000	14,000	11,000

Stockholders’ equity	48,648	43,449	42,766	38,162	40,723

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Company

      The Company believes, based on its experience and assessment of its market, that it is a leading independent provider of outsourcing of subrogation and certain other medical claims recovery and cost containment services to the U.S. private healthcare payor industry and of outsourcing of subrogation recovery services to the U.S. property and casualty insurance industry. The Company’s primary business is medical claims recovery and its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company’s clients’ rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and are generally paid from the proceeds of liability or workers’ compensation insurance. The Company’s other medical claims recovery services include (1) the auditing of the bills of medical providers, particularly hospitals, for accuracy, correctness and compliance with contract terms (“provider bill audit”), (2) the recovery of overpayments attributable to duplicate payments, failures to coordinate benefits and similar errors in payment (“overpayments”), and (3) the auditing of physician evaluation and management claims for consistency with medical records, in accordance with federal guidelines (“MD audit”). The Company offers its healthcare recovery services on a nationwide basis to health maintenance organizations (“HMOs”), indemnity health insurers, self-funded employee health plans, companies that provide claims administration services to self-funded plans (referred to as “third-party administrators”), Blue Cross and Blue Shield organizations and provider organized health plans. Current clients include Humana Inc., Kaiser Permanente, Wellpoint Health Network Inc. and The Principal Financial Group. The Company had 39.9 million and 41.6 million lives under contract from its clientele at December 31, 2003 and 2002, respectively.

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

Recent Developments

      On February 20, 2004, the Company announced that it had entered into a definitive agreement to be acquired in an all-cash transaction in which TSI Acquisition Co., Inc., a wholly-owned subsidiary of TSI Holding Co., Inc., will be merged into the Company. TSI Holding Co., Inc. is an affiliate of Tailwind Capital Partners LLC (Tailwind), which manages Thomas Weisel Capital Partners, L.P., a private equity fund. As a result of the merger (the “Proposed Transaction”), every stockholder of the Company will receive $7.00 per share in cash, except that certain members of management will obtain new stock option grants by TSI Holding Co., Inc. (which will be the parent corporation of the surviving entity), may exchange unexercised “in the money” stock options of the Company for stock options of TSI Holding Co., Inc., and may purchase shares of common stock of TSI Holding Co., Inc. at $7.00 per share. Immediately following the Proposed Transaction, TSI Holding Co., Inc. will be owned by Tailwind, certain members of management of the Company, and certain co-investors.

      If completed, the Proposed Transaction will constitute a going private transaction and will result in the Company no longer being publicly traded and no longer filing annual, quarterly and current reports with the Securities and Exchange Commission (“SEC”). The Proposed Transaction must be approved by the Company’s stockholders at a special meeting of the stockholders, which the Company expects will occur in the second quarter of 2004. The Proposed Transaction is also subject to customary closing conditions. The obligation of Tailwind to proceed under the definitive agreement expires if the Company is unable to close the Proposed Transaction by July 15, 2004. More information on the Proposed Transaction is included in the proxy statement that the Company will mail to its stockholders in connection with the special meeting of the stockholders at which the Proposed Transaction will be voted on.

Critical Accounting Policies

      This discussion and analysis of financial condition and results of operations is based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. The Company relies on historical experience, established fact-gathering procedures, and various assumptions that the Company believes to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

      The Company believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s financial statements.

Revenue Recognition

      Subrogation revenues are generally derived from contingent fee arrangements based on the recoveries effected by the Company on behalf of its clients. Revenue is generally recognized when a fee is earned based on the settlement of a case. A case is deemed settled when the Company can confirm that the parties agree on all material terms associated with the settlement.

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104) which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 104’s primary purpose was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements which was superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on the Company’s financial statements. The Company was previously following the requirements provided under SAB 104 and, accordingly, the implementation of this pronouncement had no impact on the Company’s financial position or results of operations as reported.

Accounts Receivable and Collectibility

      Approximately $4.1 million and $4.4 million of the Company’s accounts receivable balance of $7.0 and $9.4 million at December 31, 2003 and 2002, respectively, is attributable to subrogation services. The subrogation accounts receivable represents the Company’s fees for cases in which the parties have reached settlements (including settlements of the subrogation claims of the Company’s clients), but the Company has not yet received the cash from the settlement of the subrogation claim. The Company withholds its fee from the gross recovery proceeds of the subrogation claims that it collects on behalf of its clients. An allowance for doubtful accounts is maintained for the estimated loss from settlements that are later broken or significantly delayed, based on the Company’s historical experience. The accounts receivable balance that at December 31, 2003 and 2002 was attributable to subrogation claims represented approximately 3,200 settled cases for approximately 130 clients and approximately 4,000 settled cases for approximately 140 clients, respectively, each one subject to its own settlement agreement with its own settling parties. If the receipt of cash from a significant number of the settled cases comprising the subrogation accounts receivable balance were significantly delayed by third parties to those settled cases (because of broken settlement agreements, for example), additional allowances may be required.

      Approximately $2.9 million and $4.4 million of the Company’s accounts receivable balance of $7.0 and $9.4 million at December 31, 2003 and 2002, respectively, is attributable to provider bill audit services. The provider bill audit accounts receivable represents the amounts invoiced by the Company to its clients for its fee for completed provider audits. For each completed audit, prior to invoicing, the Company obtains a sign-off from the provider representative as evidence of agreement with the audit findings. The Company maintains an allowance for doubtful accounts for the estimated losses arising from adjustments the client may make to invoiced amounts based on the client’s inability to recoup the claim overpayment from the provider. The amount of the allowance is based on the Company’s historical experience related to client adjustments. However, the Company’s fee for provider bill audit services is self-funding in that the client is able to adjust future claim payments made to the providers for the audit discrepancies identified. The accounts receivable balance at December 31, 2003 and 2002 that was attributable to provider bill audits completed represented approximately 1,900 completed audits for fourteen clients and 2,900 completed audits for twelve clients, respectively. If the Company’s provider bill audit clients were to increase the value of negative adjustments made to audit results, additional allowances may be required.

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

Goodwill and Long-Lived Assets

      At December 31, 2003 and 2002, goodwill and other long-lived assets represented 49% and 54%, respectively, of the Company’s total assets and 79% and 91%, respectively, of the Company’s total stockholders’ equity.

      Goodwill must be tested at least annually for impairment at a level of reporting referred to as the reporting unit and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company’s reporting units are generally consistent with the operating segments underlying the segments in Note 15 to Item 8. “Financial Statements and Supplementary Data”. All of the Company’s goodwill relates to the Healthcare Recovery Services segment.

      The Company engaged the services of a third party valuation firm to complete an analysis of the fair value of the reporting units during the first half of 2002. The completion of its work during the quarter ended June 30, 2002 did not indicate an impairment had occurred with respect to goodwill. The Company performs its annual impairment review during the second quarter of each year, and at such other times as the occurrence of adverse events or changes in circumstances indicate that the goodwill may be impaired. The impairment review performed during the second quarter of 2003 did not result in an impairment charge for the Company.

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

Provision for Income Taxes

      Provision for income taxes is based upon the Company’s estimate of taxable income or loss for each respective accounting period. An asset or liability is recognized for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future periods when the reported amounts of assets are recovered or liabilities are settled. The Company regularly reviews its deferred tax assets to determine the amount that is more likely than not to be realized. When this amount is less than the deferred tax asset recorded, the Company records a valuation allowance to reduce the asset to its estimated realizable value. If the Company determined that it was not going to be able to fully realize its recorded deferred tax assets, it would make an adjustment to the valuation allowance. This would reduce net income in the period that the Company made its determination. Similarly, if the Company realized that it was going to be able to fully realize a deferred tax asset in excess of its net recorded value, net income would be increased in the period that the Company made its determination.

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

Accrued Expenses

      The Company reviews its contingent liabilities, which arise primarily from litigation and litigation defense costs, in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies”. Contingent liabilities are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Contingent liabilities are often resolved over long periods. Estimating probable losses requires judgments about both the amount of liability, which may or may not be readily determinable, and the likelihood of liability, which involves ranges of probability that can at times be broad and depend on the potential actions of third parties.

      Effective January 1, 2002, the Company instituted a program of self-insurance that offers group healthcare coverage to its employees and their spouses and dependent children. The Company’s provision for loss from future claims under this self-insurance program is based upon an independent actuarial estimate. This provision includes estimated liabilities determined from both reported paid claims and claims liabilities incurred but not reported. The accrual for these liabilities is based on estimates and while management believes that the provision for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. The methods used in determining these liabilities are periodically reviewed and adjustments are reflected in current earnings. The provision for future healthcare claims of $368,000 and $524,000 at December 31, 2003 and 2002, respectively, is recorded in Accrued Expenses as a current liability in the accompanying Balance Sheet.

Common Stock Options

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123” which provides alternative methods for a voluntary change to the fair value method of accounting for stock-based compensation and amends the disclosure requirements of FAS 123. The Company has elected to continue to account for options granted under its employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As a result, the Company has not recognized compensation expense for stock options granted with an exercise price equal to the quoted market price of the Common Stock on the date of grant and that vest based solely on continuation of employment by the recipient of the option award. The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123) for disclosure purposes in 1996. For SFAS No. 123 purposes, the fair value of each option grant and stock-based award has been estimated as of the date of grant using the Black-Scholes option pricing model. If the Company were to adopt SFAS No. 123 to account for options, compensation expense would be recognized resulting in a decrease in net income and earnings per share for the years ended December 31, 2003, 2002 and 2001, as set forth in Notes 2 and 12 in Item 8. “Financial Statements and Supplementary Data”.

Impact of Recently Issued Accounting Pronouncements

      In November 2002, the FASB issued Emerging Issues Task Force Issue (EITF) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” which addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions of this statement are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on the Company’s financial statements.

      In January 2003, the FASB issued FASB Interpretation (FIN) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any variable interest entities as defined under FIN 46.

      In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends and clarifies the accounting guidance on derivative instruments and hedging activities that fall within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The Company will apply the provisions of SFAS 149 to future contracts entered into or future hedging relationships.

      In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company on July 1, 2003. The adoption of SFAS 150 did not have a significant impact on the Company’s financial statements.

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104) which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 104’s primary purpose was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements which was superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on the Company’s financial statements. The Company was previously following the requirements provided under SAB 104 and, accordingly, the implementation of this pronouncement had no impact on the Company’s financial position or results of operations as reported.

      In December 2003, the FASB issued FIN 46-R, “Consolidation of Variable Interest Entities — an interpretation of ARB 51 (revised December 2003)”, which replaces FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications of the scope of FIN 46. For all non-special purpose entities (“SPE”) created prior to February 1, 2003, public entities will be required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. For all entities (regardless of whether the entity is an SPE) that were created subsequent to January 31, 2003, public entities are already required to apply the provisions of FIN 46, and should continue doing so unless they elect to adopt the provisions of Fin 46-R early as of the first interim or annual reporting period ending after December 15, 2003. If they do not elect to adopt FIN 46-R early, public entities would be required to apply FIN 46-R to those post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. Management did not elect to adopt FIN 46-R early and will need to review and assess the effects, if any, FIN 46-R will have on the Company’s financial statements.

Healthcare Recovery Services

Results of Operations

      The following tables present certain key operating indicators for the Healthcare Recovery Services for the periods indicated (lives and dollars in millions):

Healthcare Recovery Services-Key Operating Indicators

Lives Sold and Installed*

	Years Ended
	December 31,

	2003	2002	2001

Cumulative lives sold, beginning of period	41.6	49.1	52.5

Lives from existing client loss, net(1)	(7.8)	(9.9)	(10.6)

Lives added from new contracts with existing clients	1.3	1.2	2.0

Lives added from contracts with new clients	4.8	1.2	5.2

Cumulative lives sold, end of period	39.9	41.6	49.1

Lives sold eliminations/cross-sold lives(2)	15.0	12.9	7.3

Lives installed, end of period	33.8	39.9	45.5

Lives installed eliminations/cross-installed lives(3)	10.2	4.9	4.8

*	All references to “lives” in the table, whether reported as from existing client loss, added from new contracts with existing clients or with new clients, lives sold, lives sold eliminations/cross-sold lives, lives installed, or lives installed eliminations/cross-installed lives, are derived by the Company from information provided to it by clients, which may contain estimates.
(1)	Represents the net of losses from contract terminations and organic declines in the clients’ installed base measured in the number of persons covered by clients, and gains from organic growth in the clients’ installed base measured in the number of persons covered by clients.
(2)	“Lives sold eliminations/cross-sold lives” specifies the number of lives subject to client contracts under which the Company provides or will provide more than one healthcare recovery service to a client population. By contrast, the number of lives reported in “Cumulative lives sold, end of period” does not include the overlap (i.e., “double counting”) that occurs when multiple healthcare recovery services are provided to the same client population.
(3)	“Lives installed eliminations/cross-installed lives” specifies the number of lives as to which the Company provides more than one healthcare recovery service to a client population. By contrast, the number of lives reported in “Lives installed, end of period” does not include the overlap (i.e., “double counting”) that occurs when multiple healthcare recovery services are provided to the same client population.

Other Key Operating Indicators

	Years Ended December 31,

	2003	2002	2001

Backlog(1)	$1,521.8 (2)	$1,559.0 (2)	$1,414.8 (2)

Claims recoveries	$235.9	$248.8	$238.5

Throughput(3)	15.3%	16.7%	18.4%

Effective fee rate	27.4%	27.6%	26.8%

Claims revenues	$64.7	$68.8	$64.0

(1)	Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing or auditing on behalf of its clients at a given point in time.
(2)	At December 31, 2003, 2002 and 2001, approximately $289.8 million, $370.2 million and $133.0 million, respectively, of the backlog derived from terminated clients and clients that, by that date, had given notice of termination. See “Concentration of Clients”.
(3)	Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

2003 Compared to 2002

      Claims Revenues. Healthcare Recovery Services revenues for the year ended December 31, 2003 decreased 6.0%, to $64.7 million from $68.8 million in 2002, on a decline in recoveries and in the effective fee rate. The effective fee rate decreased to 27.4% in 2003 from 27.6% in 2002, primarily as a result of a shift in the mix of recoveries, with relatively more recoveries coming from lower priced contract arrangements.

      Healthcare claims recoveries for 2003 decreased approximately $12.9 million, or 5.2%, from 2002 claims recoveries. Healthcare subrogation recoveries for 2003 were approximately $18.6 million, or 9.0%, less than in the prior year, primarily due to a decrease in the number of installed lives. Provider bill audit recoveries increased approximately $4.6 million, or 11.7%, compared to 2002, primarily because of an increase in the number of audits performed by the Company. Significant increases in the hospital fee-for-service charges, due in part to medical inflation, resulted in more hospital claims meeting the Company’s threshold for data mining and audit. Total backlog decreased 2.4% to $1,521.8 million as of December 31, 2003 from $1,559.0 million as of December 31, 2002. The subrogation backlog decreased approximately $177.8 million, or 19.4%, compared to the prior year, because of the decline in the number of installed lives for this service and the related liquidation of the backlog from terminated subrogation clients. The provider bill audit backlog grew approximately $138.3 million, or 21.7%, compared to the prior year as a result of the increase in the number of hospital claims meeting the Company’s threshold for audit and of improvements to data mining identification of audit-worthy claims. The decline in total throughput from 16.7% in 2002 to 15.3% in 2003, resulted from two causes. The first is the effect of the shift in the backlog mix, with a greater percentage of backlog and recoveries coming from provider bill audit, which typically exhibits a lower throughput than does healthcare subrogation. Second, recoveries for the year ended December 31, 2003 contained, relative to the year ended December 31, 2002, a higher percentage of dollars derived from the backlog of terminated subrogation clients, which exhibits a lower throughput rate than does backlog derived from active subrogation clients.

      Installed lives decreased 6.1 million, from 39.9 million at December 31, 2002 to 33.8 million at December 31, 2003. The net decrease included an increase of approximately 2.4 million lives installed related to new sales and a decrease of approximately 8.5 million lives related to contract terminations or attrition. Approximately 6.8 million of the total decrease of 8.5 million installed lives was related to terminations by UHG.

      Cost of Revenues. Cost of revenues for the Healthcare Recovery Services segment decreased 5.3% in 2003 to $30.1 million from $31.8 million in 2002. However, as a percentage of claims revenues, the cost of revenues increased to 46.5% in 2003 from 46.2% in 2002. The decrease in cost of revenues in total is due to the decrease in volume from healthcare subrogation. The increase in cost of revenues as a percentage of claims revenues in 2003 compared to 2002 was primarily due to a larger proportion of the segment revenues coming from provider bill audit, which generates lower margins than does healthcare subrogation.

      Support Expenses. Support expenses for the Healthcare Recovery Services segment decreased 4.8% to $4.0 million in 2003, from $4.2 million in 2002 primarily as a result of a decrease in incentive compensation in 2003. Support expenses as a percentage of claims revenues were 6.2% in 2003, the same as in 2002.

      Depreciation and Amortization. Depreciation and amortization expenses decreased 34.0% to $2.7 million for the year ended December 31, 2003 from $4.1 million in 2002. The decrease in depreciation expense was due to a significant number of fixed assets acquired in prior years becoming fully depreciated during the year ended December 31, 2003.

      Income before Income Taxes. Income before income taxes for the year ended December 31, 2003 decreased $0.8 million, or 2.8%, to $28.0 million from $28.8 million for the year ended December 31, 2002. The primary reason for the decrease was the decrease in healthcare subrogation revenue of $5.2 million which was not fully offset by the growth in provider bill audit revenue of $0.8 million in 2003 compared to 2002, both described above under “Claims Revenues”.

2002 Compared to 2001

      Claims Revenues. Healthcare Recovery Services revenues for the year ended December 31, 2002 increased 7.5%, to $68.8 million from $64.0 million in 2001. This growth in claims revenues came primarily from two sources. First, provider bill audit revenue increased $3.4 million in 2002 compared to 2001. The Company realized approximately $300,000 from a special provider bill audit project during 2002. The remainder of the increase in provider bill audit revenue was primarily the result of procedures implemented by the Company in late 2001 in response to various hospitals’ attempts to limit the Company’s access to medical records, which impeded the audit of provider bills. Second, the Company realized $1.7 million of incremental healthcare subrogation revenue from the fee increase associated with the decline in lives from UHG. The effective fee rate increased to 27.6% in 2002 from 26.8% in 2001, primarily as a result of the UHG fee increase.

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

      Depreciation and Amortization. Depreciation and amortization expenses decreased 31.8% to $4.1 million for the year ended December 31, 2002 from $6.0 million in 2001. The decrease in amortization expense was due to the adoption of FAS 142 by the Company on January 1, 2002. See Item 8. “Financial Statements and Supplementary Data — Note 7 — Goodwill and Other Intangible Assets”.

      Income before Income Taxes. Income before income taxes for the year ended December 31, 2002 increased $6.5 million, or 28.9%, to $28.8 million from $22.3 million for the year ended December 31, 2001. The reasons for the increase were the additional provider bill audit revenue of $3.4 million in 2002 compared to 2001 and the incremental Healthcare Recovery Services revenue from the UHG contract termination in 2002 of $1.7 million, both described above under “Claims Revenues”, as well as the adoption of FAS 142 on January 1, 2002, as described under “Depreciation and Amortization”.

Property and Casualty Recovery Services

Results of Operations

      The following tables present certain key operating indicators for the Property and Casualty Recovery Services segment for the periods indicated (dollars in millions):

Property and Casualty Recovery Services-Key Operating Indicators

	Years Ended December 31,

	2003	2002	2001

Contracts in Force, beginning of period	27	14	2

Outsourcing(1)	3	1	3

Referrals/Closed Claims(2)	4	13	9

Terminations	(4)	(1)	—

Contracts in Force, end of period	30	27	14

(1)	Outsourcing refers to the full replacement of a client’s internal subrogation recovery function by the Company, typically with a view to an ongoing relationship of indefinite period.
(2)	Referrals and Closed Claims refer to project-related work assumed by the Company, typically with files transmitted by clients from time to time.

	Years Ended December 31,

	2003	2002	2001

Backlog(1)	$17.9	$15.3	$3.6

Claims recoveries	$4.9	$2.8	$0.6

Throughput(2)	29.3%	29.6%	16.7%

Effective fee rate	20.3%	24.2%	29.2%

Claims revenues	$1.0	$0.7	$0.2

(1)	Backlog is the total dollar amount of potentially recoverable claims that the Company is pursuing on behalf of its clients at a given point in time.
(2)	Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

2003 Compared to 2002

      Claims Revenues. Total Property and Casualty Recovery Services revenues for the year ended December 31, 2003 increased $311,000, or 45.9%, from the year ended December 31, 2002. Property and Casualty Recovery Services claims recoveries for 2003 were $4.9 million, an increase of $2.1 million over 2002. Backlog grew from $15.3 million as of December 31, 2002 to $17.9 million as of December 31, 2003. The recoveries and revenues increased at a greater rate than did the backlog due to business signed in the middle of 2002 which provided a significant increase to the backlog in 2002 but did not begin to produce significant recoveries until 2003.

      The Property and Casualty Recovery Services segment had a throughput rate of approximately 29.3% and 29.6% of average backlog for the years ended December 31, 2003 and 2002, respectively. The decrease was due to average backlog growing slightly more than recoveries for the year ended December 31, 2003 compared to the year ended December 31, 2002.

      The Property and Casualty Recovery Services effective fee rate for the year ended December 31, 2003 decreased to 20.3% from 24.2% in 2002. The decrease in fee rate was primarily attributable to the change in mix of referral and closed claim contracts, which typically bear higher fees, and full outsourcing contracts, which typically bear lower fees, that occurred during the year ended December 31, 2003.

      Cost of Revenues. Cost of revenues for the Property and Casualty Recovery Services segment increased 36.4% for the year ended December 31, 2003 to $1.5 million, from $1.1 million in 2002. The increase was due to the addition of human resources and other expenses necessary to service the additional backlog. As a percentage of claims revenues, cost of revenues decreased to 153% in 2003 compared to 163% in 2002, due to the increase in revenue described above. In the subrogation industry, typically expenses related to investigations and other recovery-related activities are incurred well in advance of revenue recognition.

      Support Expenses. Support expenses for the Property and Casualty Recovery Services segment were $0.4 million in 2003 and 2002. Support expenses decreased as a percentage of claims revenues from 62.2% in 2002 to 37.5% in 2003. The decrease in support expenses as a percentage of revenue resulted from the increase in revenue noted above under “Claims Revenues”.

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

Software

Results of Operations

2003 Compared to 2002

      Revenues. Revenues for the Software segment increased to $1.8 million for the year ended December 31, 2003 from $0.8 million for the year ended December 31, 2002. All but $75,000 and $12,000 of the revenue for the years ended December 31, 2003 and 2002, respectively, was derived from internal clients (i.e., the Healthcare Recovery Services and Property and Casualty Recovery Services segments).

      Cost of Revenues. Cost of revenues for the Software segment for 2003 was approximately $1.0 million, an increase of $0.4 million, or 67%, over 2002. This includes approximately $825,000 and $454,000 for the years ended December 31, 2003 and 2002, respectively, of depreciation and amortization of software in service. Approximately $138,000 and $144,000, respectively, of the cost of revenues for the years ended December 31, 2003 and 2002 related to the support and maintenance of the software.

      Support Expenses. For the years ended December 31, 2003 and 2002, the Software segment incurred approximately $2.1 million and $1.9 million, respectively, in expenditures in connection with the creation of new software products for the insurance industry. Approximately $0.8 million and $1.1 million of support expenditures were capitalized in 2003 and 2002, respectively, resulting in net reported expenses of $1.3 million and $0.8 million, respectively.

      The Company expects to incur additional expenses of between $1.0 million and $1.5 million with respect to enhancements of existing software applications to be made in 2004, of which approximately $600,000 is expected to be capitalized. In addition, as of December 31, 2003, the Company had capitalized approximately $2.8 million of costs in accordance with accounting principles generally accepted in the United States of America for the development of software for sale to unrelated parties.

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

      Research and Development. The Company incurred approximately $1.6 million of expenses in 2001 related to research and development activities in connection with the creation of new products for the insurance industry, of which approximately $1.1 million were capitalized, resulting in net reported expenses of $0.5 million. There were no research and development expenses in the year ended December 31, 2002 because the products that were in development in 2001 became operational in 2002. See Item 1. “Business — Industry — Software”.

Entire Company

Employees

	December 31,

	2003	2002	2001

Direct operations	464	522	555

Support	127	144	143

Total employees	591	666	698

2003 Compared to 2002

      Support Expenses. During 2003, the Company incurred $1.5 million of charges related to the exploration of strategic alternatives. See “— Recent Developments”.

      Depreciation and Amortization. Depreciation and amortization expenses decreased 29.2% to $3.4 million for the year ended December 31, 2003 from $4.8 million in 2002. The decrease is due to a significant number of fixed assets acquired in prior years becoming fully depreciated in 2003. In addition, approximately $825,000 and $454,000 of depreciation and amortization related to the Software segment is included in cost of revenues for the years ended December 31, 2003 and 2002, respectively, as it is a direct cost of software in service.

      Interest Income. Interest income decreased $0.1 million, or 32.1%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The decrease was primarily due to lower interest rates during 2003.

      Interest Expense. Interest expense totaled $0.4 million and $0.5 million for the years ended December 31, 2003 and 2002, respectively. The decrease in interest expense for 2003 was primarily due to a decrease in borrowed funds in 2003.

      Tax. For the year ended December 31, 2003, the Company accrued income taxes at a 40.0% effective tax rate. This is a reduction from the Company’s pre-2002 historical effective tax rate due to the implementation of state tax planning initiatives beginning July 1, 2002.

      The Company accrued its income tax at an effective rate of 38.3% for the year ended December 31, 2002. This rate was lower than the Company’s historical effective income tax rate due to research and experimental tax credits, which included a one-time recapture for the previous four tax years, and state tax planning initiatives implemented during 2002.

      Management believes that adequate amounts of tax and related interest and penalties, if any, have been provided for any adjustments that may result.

      Net Income. Net income for the year ended December 31, 2003 decreased $1.0 million, or 14.9%, to $5.8 million or $0.66 per diluted common share, from $6.8 million, or $0.72 per diluted common share, for the year ended December 31, 2002. The primary reasons for the decreases in net income and diluted earnings per share were: (i) the decrease in 2003 revenues from the Healthcare Recovery Services segment described above, (ii) the charges of approximately $918,000, net of tax, related to the exploration of strategic alternatives in 2003, and (iii) the decrease in 2003 depreciation expense as described under “Depreciation and Amortization” above.

2002 Compared to 2001

      Depreciation and Amortization. Depreciation and amortization expenses decreased 29.0% to $4.8 million for the year ended December 31, 2002 from $6.7 million in 2001. The decrease in amortization expense was due to the adoption of FAS 142 by the Company on January 1, 2002. See Item 8. “Financial Statements and Supplementary Data — Note 7 — Goodwill and Other Intangible Assets”. In addition, approximately $454,000 of depreciation and amortization related to the Software segment is included in Cost of Revenues for the year ended December 31, 2002 as it is a direct cost of software in service. For the year ended December 31, 2001, the corresponding depreciation and amortization was recorded in the Depreciation and Amortization line item.

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

      Other — Loss on Disposal of Assets. In November 2001, the Company sold its building in New Berlin, Wisconsin to a third party at a loss of $1.0 million. The Company acquired the building on January 25, 1999 in the Subro Audit Acquisition.

      Tax. The Company accrued its income tax at an effective rate of 38.3% for the year ended December 31, 2002. This rate was lower than the Company’s historical effective income tax rate due to research and experimental tax credits, which included a one-time recapture for the previous four tax years, and state tax planning initiatives implemented during 2002.

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

      Net Income. Net income for the year ended December 31, 2002 increased $2.2 million, or 48.6%, to $6.8 million or $0.72 per diluted common share, from $4.6 million, or $0.46 per diluted common share, for the year ended December 31, 2001. The primary reasons for the increases in net income and diluted earnings per share were: the loss on the sale of the Milwaukee building ($591,000 after tax) in 2001, the reversal of previously accrued income taxes described below under “Tax” in 2001, the adoption of FAS 142 on January 1, 2002 as described under “Depreciation and Amortization” above and the incremental Healthcare Recovery Services revenue from the UHG contract termination in 2002. See “Concentration of Clients”.

Liquidity and Capital Resources

      The Company’s statements of cash flows for the years ended December 31, 2003, 2002 and 2001 are summarized below:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)

Net cash provided by operating activities	$12,127	$13,724	$5,952

Net cash (used in) provided by investing activities	(2,505)	(3,925)	1,327

Net cash (used in) financing activities	(717)	(10,077)	(6,029)

Net increase (decrease) in cash and cash equivalents	$8,905	$(278)	$1,250

      The Company had working capital of $13.0 million at December 31, 2003, including cash and cash equivalents of $11.2 million, compared with working capital of $8.8 million at December 31, 2002.

      Net cash provided by operating activities decreased $1.6 million for the year ended December 31, 2003 compared to 2002, primarily due to the payment of incentive compensation that was accrued as an expense in

2002 and paid in 2003. Net cash provided by operating activities increased by $7.8 million for the year ended December 31, 2002 over the year ended December 31, 2001, primarily as a result of the $3.0 million litigation settlement that was accrued as an expense in 2000 and paid in 2001. In addition, an increase of approximately $2.0 million in accrued expenses, primarily related to incentive compensation and benefit accruals, including the healthcare self-insurance provision for future claims that the Company began to accrue on January 1, 2002, contributed to the increase in net cash provided by operating activities. Although accounts receivable as of December 31, 2002 were approximately the same as the balance as of December 31, 2001, the number of days’ sales outstanding decreased from 55 days to 49 days because the Company resolved a collection issue with a provider bill audit client.

      Net cash used in investing activities for the years ended December 31, 2003 and 2002 includes purchases of property and equipment principally related to the development and conversion to the Troveris software. The Company capitalized approximately $1.0 million and $1.9 million, respectively, of internally-developed software during 2003 and 2002.

      Net cash used in financing activities for the year ended December 31, 2002 reflects $4.0 million in net cash repayments, with respect to the Company’s Revolving Credit Facility. The Company repurchased approximately $0.9 million and $6.5 million of treasury stock during the years ended December 31, 2003 and 2002, respectively.

      On November 1, 2001, the Company entered into a revolving credit facility with National City Bank of Kentucky, Bank One Kentucky, N.A. and Fifth Third Bank (the “Revolving Credit Facility”). The Company’s obligations under the Revolving Credit Facility are collateralized by substantially all of the Company’s assets, subject to certain permitted exceptions. The Revolving Credit Facility carries a maximum borrowing capacity of $40 million and will mature October 31, 2004. Principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined fixed margin. At December 31, 2003, the interest rate was 2.92% based on the one-month Eurodollar Rate plus the fixed margin. The Revolving Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company’s ability to pay dividends. The Company was in compliance with these covenants at December 31, 2003. It also contains a material adverse change clause. At December 31, 2003, $4 million was outstanding under the Revolving Credit Facility. Effective November 1, 2003, this balance was classified as short-term borrowings in the current liabilities section of the balance sheet because the Revolving Credit Facility matures on October 31, 2004. See Item 8. “Financial Statements and Supplementary Data — Note 10 — Derivatives” and “— Note 11 — Credit Facility”.

      At December 31, 2003 and 2002, the Company reported as a current asset on its balance sheets, restricted cash of $17.0 million and $17.8 million, respectively. Restricted cash at December 31, 2003 and 2002 represented claims recoveries by the Company for its clients. At December 31, 2003 and 2002, the Company reported on its balance sheets, as a current liability, funds due clients of $12.0 million and $12.4 million, respectively, representing recoveries to be distributed to clients, net of the fee earned on such recoveries.

      The Company believes that its available cash resources, together with the borrowings available under the Revolving Credit Facility, will be sufficient to meet its current operating requirements and acquisition and internal development activities.

Contractual Obligations and Commercial Commitments

      The following summarizes the Company’s contractual obligations at December 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands):

					More
		Less Than	1-3	4-5	Than
	Total	1 Year	Years	Years	5 Years

Contractual Obligations:

Short-term borrowings	$4,000	$4,000	$—	$—	$—

Operating leases	10,126	2,340	4,528	2,868	390

Deferred compensation	261	—	201	—	60

Purchase obligations	—	—	—	—	—

Total contractual obligations	$14,387	$6,340	$4,729	$2,868	$450

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

Concentration of Clients

      The Company provides services to healthcare plans that as of December 31, 2003 covered approximately 39.9 million lives. The Company’s clients are national and regional healthcare payors, large third-party administrators or self-insured corporations. The Company currently has one client, Wellpoint Health Network Inc., that individually accounts for more than 10% of the Company’s revenue. It also has a former client, UnitedHealth Group (“UHG”), which historically accounted for more than 10% of the Company’s revenue. For the years ended December 31, 2003, 2002 and 2001, UHG generated 24%, 28% and 27% of the Company’s revenues, respectively. Wellpoint Health Network Inc. accounted for 17%, 14% and 11% of the Company’s total revenues for the years ended December 31, 2003, 2002 and 2001, respectively as well as 30% and 32% of the Company’s accounts receivable balance at December 31, 2003 and 2002, respectively. HealthNet accounted for 10% and 15% of the Company’s accounts receivable balance at December 31, 2003 and 2002, respectively.

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

      The Company performs its services on a reasonable efforts basis and does not obligate itself to deliver any specific result. Contracts with its customers are generally terminable on 60 to 180 days’ notice by either party, although in a few cases the contracts extend over a period of years. The Company’s contracts generally provide that in the event of termination, the Company is entitled to complete the recovery process on the existing backlog or to receive a cash payment designed to approximate the gross margin that would otherwise have been earned from the recovery on the backlog of the terminating client. On December 31, 2003, the Company had Healthcare Recovery Services backlog of $1,521.8 million.

      During 2002, UHG management informed the Company of its intention to terminate subrogation services with respect to all but 1.8 million lives of the 9.7 million lives then subject to the Company’s services under a contract with UHG. UHG’s termination of these services resulted from its decision to bring subrogation recovery services back inside UHG, where they are being performed by its Ingenix strategic business unit. The Company’s contract with UHG expired in accordance with its terms on February 1, 2003, except with respect to the 1.8 million lives. In December 2003, UHG gave notice of the termination of the remaining business under contract, effective February 1, 2004. The Company expects to continue recovering on the backlog as to which UHG terminated the Company’s services, a process that the Company expects will be completed in 5 to 6 years from the dates of termination.

Other Matters

Stock Repurchase Plan

      The Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s Common Stock in the open market at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $20 million of the Company’s Common Stock or until it otherwise terminates the stock repurchase plan. The Company repurchased 172,622 shares of Common Stock during the year ended December 31, 2003 at a cost of $0.9 million, or an average cost of $5.23 per share. From inception of the program through December 31, 2003, the Company repurchased 3,269,630 shares at a cost of $14.5 million, or an average cost of $4.43 per share. Except for 8,874 shares previously repurchased but reissued in connection with an employee restricted stock award, all of the reacquired shares of Common Stock through December 31, 2003 are reflected as treasury stock on the accompanying Balance Sheets.

Adoption of a Rights Plan

      On February 12, 1999, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of Common Stock of the Company. The dividend was payable to stockholders of record on March 1, 1999. The Rights, which initially trade with the Common Stock, separate and become exercisable only upon the earlier to occur of (i) 10 days after the date (the “Stock Acquisition Date”) of a public announcement that a person or group of affiliated persons has acquired 20% or more of the Common Stock (such person or group being hereinafter referred to as an “Acquiring Person”) or (ii) 10 days (or such later date as the Board of Directors shall determine) after the commencement of, or announcement of an intention to make, a tender offer or exchange offer that could result in such person or group owning 20% or more of the Common Stock (the earlier of such dates being called the “Distribution Date”). When exercisable, each Right initially entitles the registered holder to purchase from the Company one one-hundredth of a share of a newly created class of preferred stock of the Company at a purchase price of $65 (the “Purchase Price”). The Rights are redeemable for $0.001 per Right at the option of the Board of Directors. The Rights expire on March 1, 2009.

      If any person becomes an Acquiring Person, each holder of a Right will thereafter have the right (the “Flip-In Right”) to receive, in lieu of shares of preferred stock and upon payment of the Purchase Price, shares of Common Stock having a value equal to two times the Purchase Price of the Right. Also, if at any time on or after the Stock Acquisition Date, (i) the Company is acquired in a transaction in which the holders of all the outstanding shares of Common Stock immediately prior to the consummation of the transaction are not the holders of all of the surviving corporation’s voting power, or (ii) more than 50% of the Company’s assets, cash flow or earning power is sold or transferred other than in the ordinary course of business, then each holder of a Right shall thereafter have the right (the “Flip-Over Right”) to receive, in lieu of shares of preferred stock and upon exercise and payment of the Purchase Price, common shares of the acquiring company having a value equal to two times the Purchase Price. If a transaction would otherwise result in a holder having a Flip-In as well as a Flip-Over Right, then only the Flip-Over Right will be exercisable. If a transaction results in a holder having a Flip-Over Right subsequent to a transaction resulting in the holder having a Flip-In Right, a holder will have a Flip-Over Right only to the extent such holder’s Flip-In Rights have not been exercised.

      On February 19, 2004, in connection with the Proposed Transaction, the Company and National City Bank, as Rights Agent, executed a First Amendment to Rights Agreement, which amends the Stockholders Rights Plan and renders the Rights inapplicable to the transactions contemplated by the definitive agreement announced by the Company on February 20, 2004. See “— Recent Developments”.

Related Party Transactions

      The Company has entered into a contract for legal services with a professional service corporation, Sharps & Associates, PSC, an entity owned solely by one of the Company’s officers, Douglas R. Sharps. This arrangement exists solely for the benefit of the Company. Its purpose is to minimize the costs of legal services purchased by the Company on behalf of its clients. Mr. Sharps receives no financial or other personal benefit from his ownership of the firm. All payments to Sharps & Associates, PSC are reviewed and approved by the Audit Committee of the Company’s Board of Directors. For the years ended December 31, 2003, 2002 and 2001, approximately $3.4 million, $3.3 million and $3.4 million was paid to this law firm for such legal services, including all employee and other expenses.

      In 1997, Patrick B. McGinnis, the Chairman and Chief Executive Officer of the Company, borrowed from a commercial bank $500,000 to finance the payment of income taxes related to the ordinary income deemed to have been received by him in the form of 80,000 shares of Common Stock granted to him in connection with the Company’s initial public offering and $350,000 to finance the purchase of 25,000 additional shares of Common Stock in the initial public offering.

      At Mr. McGinnis’s request, following conversations with his lender, on February 12, 1999 the Board of Directors approved a loan in the amount of $350,000 to Mr. McGinnis, in exchange for a full recourse promissory note in the same amount from Mr. McGinnis. On June 30, 2000, at the direction of the Board of Directors and in accordance with terms authorized by it, the Company loaned Mr. McGinnis an additional $500,000. Under these terms, the $500,000 loan to Mr. McGinnis was combined with his existing debt to the Company of $350,000 of principal and $36,520 of accrued interest. Mr. McGinnis delivered to the Company his full recourse promissory note in the amount of $886,520, bearing interest at a fixed rate of 6.62% per annum (the applicable Federal mid-term rate in effect for tax purposes at the date of the note), compounded annually (the “Amended Promissory Note”), and the Company cancelled the old promissory note evidencing the prior debt. The Amended Promissory Note provides for mandatory prepayments from certain of the proceeds received by Mr. McGinnis from his sale of the Company’s securities and any related transactions. The promissory note and all accrued interest are due and payable upon the earlier of January 1, 2005 or the termination of Mr. McGinnis’s employment with the Company. At December 31, 2003, the promissory note of $886,520 and accrued interest of $101,237 were outstanding.

      On June 30, 2000, pursuant to Board authorization and in accordance with the terms of the Amended Promissory Note, the Company and Mr. McGinnis entered into a deferred compensation agreement (the “Agreement”). Under the Agreement, 50% of the amount otherwise payable to Mr. McGinnis under the Company’s Management Group Incentive Compensation Plan is to be deferred until the Amended Promissory Note is paid in full, with such deferred compensation then being paid in full to Mr. McGinnis within 30 days thereafter. The Company has full right of set-off against any deferred compensation under the Agreement should Mr. McGinnis default under the Amended Promissory Note. At the election of Mr. McGinnis, the payment of the deferred compensation, upon payment of the Amended Promissory Note, may be extended for a period of not more than ten years. At December 31, 2003, the amount of deferred compensation was $182,012, with accrued interest of $19,323.

      Effective January 1, 2003, the Company entered into an employment agreement with Mr. McGinnis. Upon signing the employment agreement, Mr. McGinnis received a bonus of $200,000. The bonus is subject to full or partial reimbursement by Mr. McGinnis to the Company, based on the date of termination, if Mr. McGinnis terminates his employment with the Company during the initial three-year term of his employment under the agreement. The bonus payment is recorded in “Other Current Assets” on the accompanying Condensed Balance Sheets and is being amortized over the term of the agreement. The unamortized balance at December 31, 2003 was $133,333.

Item 7A.     Quantitative and Qualitative Market Risk Disclosures

      The Company is subject to interest rate risk arising from the impact of changes in interest rates on its variable rate Revolving Credit Facility, which matures October 31, 2004. The impact on earnings and the value of any debt on the Company’s balance sheets are subject to change as a result of movements in market rates and prices. However, the Company does not expect changes in interest rates to have a material effect on its financial position, results of operations or cash flows in 2004. As of December 31, 2003, the Company had $4.0 million outstanding under its Revolving Credit Facility. Through the interest rate swap contract the Company has entered into, the Company has fixed the interest rate on the entire $4.0 million of the Revolving Credit Facility at 5.41% or 5.66% (contingent on the status of a financial ratio). Because of the Company’s interest rate swap agreement, changes in interest rates would have no effect on the Company’s interest expense on an annual basis. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Item 8. “Financial Statements and Supplementary Data — Note 10 — Derivatives” and “— Note 11 — Credit Facility”.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

Trover Solutions, Inc.

      In our opinion, the accompanying balance sheets and the related statements of income, changes in stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Trover Solutions, Inc. (the “Company”) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 to the financial statements, the Company ceased amortizing goodwill effective January 1, 2002.

PricewaterhouseCoopers LLP

Louisville, Kentucky

February 12, 2004, except for that information in Note 19 as to which the date is February 20, 2004

TROVER SOLUTIONS, INC.

BALANCE SHEETS

December 31, 2003 and 2002
(In thousands, except per share information)

	2003	2002

ASSETS

Current assets:

Cash and cash equivalents	$11,174	$2,269

Restricted cash	17,034	17,764

Accounts receivable, less allowance for doubtful accounts of $479 and $531 at December 31, 2003 and 2002, respectively	6,993	9,389

Other current assets	3,039	2,319

Total current assets	38,240	31,741

Property and equipment, net	5,813	6,452

Goodwill, net	29,146	29,146

Identifiable intangibles, net	3,315	3,810

Other assets	1,982	2,424

Total assets	$78,496	$73,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$1,250	$1,653

Accrued expenses	5,405	4,699

Accrued bonuses	1,581	3,208

Funds due clients	12,019	12,368

Income taxes payable	677	429

Short-term borrowings	4,000	—

Deferred income tax liability	354	616

Total current liabilities	25,286	22,973

Other liabilities	4,562	3,151

Long-term borrowings	—	4,000

Total liabilities	29,848	30,124

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.001 par value; 2,000 shares authorized; no shares issued or outstanding	—	—

Common stock, $.001 par value; 20,000 shares authorized; 8,477 shares and 8,588 shares outstanding at December 31, 2003 and 2002, respectively	12	12

Capital in excess of par value	23,465	23,154

Other	(988)	(926)

Treasury stock at cost; 3,261 shares and 3,088 shares at December 31, 2003 and 2002, respectively	(14,459)	(13,553)

Accumulated other comprehensive income	(51)	(87)

Unearned compensation	(28)	(39)

Retained earnings	40,697	34,888

Total stockholders’ equity	48,648	43,449

Total liabilities and stockholders’ equity	$78,496	$73,573

The accompanying notes are an integral part of the financial statements.

TROVER SOLUTIONS, INC.

STATEMENTS OF INCOME

For the years ended December 31, 2003, 2002 and 2001
(Dollars in thousands, except per share information)

	2003	2002	2001

Claims revenues	$65,748	$69,478	$64,147

Cost of revenues	32,535	33,492	31,589

Gross profit	33,213	35,986	32,558

Support expenses	19,926	19,924	17,499

Depreciation and amortization	3,368	4,760	6,701

Research and development	—	—	537

Operating income	9,919	11,302	7,821

Interest income	178	262	785

Interest expense	(415)	(494)	(903)

Other — Loss on disposal of assets	—	—	(1,010)

Income before income taxes	9,682	11,070	6,693

Provision for income taxes	3,873	4,240	2,097

Net income	$5,809	$6,830	$4,596

Earnings per common share (basic)	$0.69	$0.74	$0.47

Earnings per common share (diluted)	$0.66	$0.72	$0.46

The accompanying notes are an integral part of the financial statements.

TROVER SOLUTIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME
For the years ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

			Capital in			Accumulated
	Common Stock		Excess of			Other
			Par	Retained	Treasury	Comprehensive
	Shares	Amount	Value	Earnings	Stock	Income

Balances, December 31, 2000	9,770,871	$12	$22,637	$23,462	$(7,037)	$—

Comprehensive income:

Net Income				4,596

Other comprehensive income:

Cash flow hedge (net of deferred tax expense of $19)						27

Total comprehensive income

Issuance of Common Stock	39,829		111

Repurchase of Common Stock	(19,500)				(79)

Other			10

Balances, December 31, 2001	9,791,200	12	22,758	28,058	(7,116)	27

Comprehensive income:

Net income				6,830

Other comprehensive income:

Cash flow hedge (net of deferred tax expense of $77)						(114)

Total comprehensive income

Issuance of Common Stock	91,843		353

Repurchase of Common Stock	(1,304,743)				(6,477)

Other	9,397		43		40

Balances, December 31, 2002	8,587,697	12	23,154	34,888	(13,553)	(87)

Comprehensive income:

Net income				5,809

Other comprehensive income:

Cash flow hedge (net of deferred tax expense of $35)						36

Total comprehensive income

Issuance of Common Stock	62,347		266

Repurchase of Common Stock	(172,622)				(902)

Other	(523)		45		(4)

Balances, December 31, 2003	8,476,899	$12	$23,465	$40,697	$(14,459)	$(51)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Unearned
	Compensation	Other	Total

Balances, December 31, 2000	$—	$(912)	$38,162

Comprehensive income:

Net Income			4,596

Other comprehensive income:

Cash flow hedge (net of deferred tax expense of $19)			27

Total comprehensive income			4,623

Issuance of Common Stock			111

Repurchase of Common Stock			(79)

Other		(61)	(51)

Balances, December 31, 2001	—	(973)	42,766

Comprehensive income:

Net income			6,830

Other comprehensive income:

Cash flow hedge (net of deferred tax expense of $77)			(114)

Total comprehensive income			6,716

Issuance of Common Stock			353

Repurchase of Common Stock			(6,477)

Other	(39)	47	91

Balances, December 31, 2002	(39)	(926)	43,449

Comprehensive income:

Net income			5,809

Other comprehensive income:

Cash flow hedge (net of deferred tax expense of $35)	—		36

Total comprehensive income			5,845

Issuance of Common Stock			266

Repurchase of Common Stock			(902)

Other	11	(62)	(10)

Balances, December 31, 2003	$(28)	$(988)	$48,648

The accompanying notes are an integral part of the financial statements.

TROVER SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

	2003	2002	2001

Cash flows from operating activities:

Net income	$5,809	$6,830	$4,596

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	4,193	5,212	6,701

Deferred income taxes	609	894	1,449

Other	44	(96)	37

Loss on disposal of assets	—	—	1,010

Changes in operating assets and liabilities:

Restricted cash	737	271	(1,384)

Accounts receivable	2,396	(7)	(1,722)

Other current assets	(846)	(562)	(282)

Other assets	6	(376)	(970)

Trade accounts payable	(403)	345	77

Accrued expenses	(882)	2,056	(3,095)

Funds due clients	(349)	(508)	439

Income taxes payable	273	154	(1,085)

Other liabilities	540	(489)	181

Net cash provided by operating activities	12,127	13,724	5,952

Cash flows from investing activities:

Acquisitions, net of cash acquired	—	—	2,551

Purchases of property and equipment	(1,468)	(2,000)	(2,004)

Capitalization of internally developed software	(1,037)	(1,925)	(1,831)

Disposals of property and equipment	—	—	2,611

Net cash (used in) provided by investing activities	(2,505)	(3,925)	1,327

Cash flows from financing activities:

Issuance of common stock	247	353	111

Repurchase of common stock	(902)	(6,477)	(79)

Line of credit proceeds	—	800	1,500

Line of credit repayments	—	(4,800)	(7,500)

Other	(62)	47	(61)

Net cash used in financing activities	(717)	(10,077)	(6,029)

Net increase (decrease) in cash and cash equivalents	8,905	(278)	1,250

Cash and cash equivalents, beginning of period	2,269	2,547	1,297

Cash and cash equivalents, end of period	$11,174	$2,269	$2,547

Supplemental cash flows disclosure:

Income tax payments	$3,099	$3,341	$1,734

Cash paid for interest expense	$423	$471	$1,073

The accompanying notes are an integral part of the financial statements.

TROVER SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

      Trover Solutions, Inc., a Delaware corporation (the “Company”), was incorporated on June 30, 1988. The Company provides subrogation and certain other claims recovery and cost containment services, on an outsourcing basis, to the private healthcare payor industry and the property and casualty insurance industry. Its primary business is medical claims recovery, and its primary product is subrogation recovery, i.e., the Company identifies, investigates and recovers accident-related medical benefits incurred by its healthcare payor and insurance clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company’s clients’ rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and are generally paid from the proceeds of liability or workers’ compensation insurance. The Company’s other medical claims recovery services include (1) the auditing of the bills of medical providers, particularly hospitals, for accuracy, correctness and compliance with contract terms (“provider bill audit”), (2) the recovery of overpayments attributable to duplicate payments, failures to coordinate benefits and similar errors in payment (“overpayments”), and (3) the auditing of physician evaluation and management claims for consistency with medical records, in accordance with federal guidelines (“MD Audit”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Restricted Cash

      Cash and cash equivalents include cash, demand deposits and highly liquid investments with an original maturity of three months or less. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of the instruments.

      Restricted cash represents the balance in client-specific bank accounts of amounts collected on behalf of certain clients. A portion of the balance will be disbursed to clients in accordance with the terms of the contracts between the Company and its clients, while the remainder will be released to the Company in payment of its fees.

      Substantially all of the Company’s cash, cash equivalents and restricted cash have been placed with one financial institution.

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

Property and Equipment

      Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives of property and equipment are as follows:

Furniture and fixtures	3-5 Years

Office equipment	3-5 Years

Computer equipment	3-5 Years

Software	3-5 Years

Leasehold improvements	5-7 Years

TROVER SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Depreciation expense for the years ended 2003, 2002 and 2001 was $3.1 million, $4.1 million, and $4.0 million, respectively.

Intangible Assets

      Goodwill represented the unamortized excess of cost over the fair value of tangible and identifiable intangible assets acquired and was amortized on a straight-line basis over twenty years through December 31, 2001. Effective January 1, 2002, the Company adopted FAS 142 under which goodwill is no longer amortized but instead is assessed for impairment at least annually. See Note 7, “Goodwill and Other Intangible Assets”. Identifiable intangible assets are being amortized on a straight-line basis over varying periods, ranging from four to fifteen years. Amortization expense for the years ended 2003, 2002 and 2001 was $1.1 million, $1.1 million, and $2.7 million, respectively.

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

      Revenues for the Property and Casualty Recovery Services segment are generally derived from contingent fee arrangements whereby the Company receives a percentage of the amount successfully recovered on behalf of its clients. These revenues and the related receivables are recognized when a fee is earned upon receipt of recoveries on a cash basis.

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

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104) which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 104’s primary purpose was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements which was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on the Company’s financial statements. The Company was previously following the requirements provided under SAB 104 and, accordingly, the implementation of this pronouncement had no impact on the Company’s financial position or results of operations for 2003, 2002 or 2001.

Research and Development

      During 2000, the Company began research and development activities in connection with the creation of new products for the insurance industry. The Company charges all research and development costs to expense when incurred. The Company incurred $537,000 of expenses related to research and development during 2001 and no such expenses in 2003 or 2002.

TROVER SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Provision for Income Taxes

      The provision for income taxes has been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided against these deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock Based Compensation Plans

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123” which provides alternative methods for a voluntary change to the fair value method of accounting for stock-based compensation and amends the disclosure requirements of SFAS 123. The Company has elected to continue to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. The following disclosures are provided in accordance with SFAS 148.

      The Company has various stock-based compensation plans, which are described in Note 12. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123. “Accounting for Stock-Based Compensation” to stock-based employee compensation (dollars in thousands, except per share results):

	2003	2002	2001

Net income as reported	$5,809	$6,830	$4,596

Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(303)	(799)	(1,323)

Pro forma net income	$5,506	$6,031	$3,273

Earnings per common share:

As reported (basic)	$0.69	$0.74	$0.47

As reported (diluted)	0.66	0.72	0.46

Pro forma (basic)	0.65	0.65	0.33

Pro forma (diluted)	0.63	0.64	0.33

      The effects of applying SFAS No. 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma net income or earnings per common share for future years because variables such as option grants, option exercises, and stock price volatility included in the disclosures may not be indicative of actual future activity.

TROVER SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Earnings per Common Share

      A reconciliation of the numerators and denominators of the basic and diluted earnings per common share calculations follows (dollars in thousands, except per share results):

			Per-Share
	Net Income	Shares	Results

Year ended December 31, 2003:

Basic earnings per common share	$5,809	8,455,213	$0.69

Effect of dilutive stock options	—	303,131	(0.03)

Diluted earnings per common share	5,809	8,758,344	0.66

Year ended December 31, 2002:

Basic earnings per common share	6,830	9,223,183	0.74

Effect of dilutive stock options	—	254,199	(0.02)

Diluted earnings per common share	6,830	9,477,382	0.72

Year ended December 31, 2001:

Basic earnings per common share	4,596	9,794,343	0.47

Effect of dilutive stock options	—	160,447	(0.01)

Diluted earnings per common share	4,596	9,954,790	0.46

      Basic earnings per common share were computed based on the weighted-average number of shares outstanding during the year. The dilutive effect of stock options is calculated using the treasury stock method. Options to purchase 890,252, 947,834 and 1,298,653 shares for the years ended December 31, 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per common share because the exercise prices of these options were greater than the average market price of the common shares during the respective years, and therefore, the effect would have been antidilutive.

Derivatives

      The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended by Statement of Financial Account Standard No 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of FAS 133” and by Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 133 requires that all derivatives, including interest rate swap agreements, be recognized on the balance sheet at their fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the underlying assets or liabilities through earnings or recognized in other comprehensive income until the underlying hedge item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is to be immediately recognized in earnings. See Note 10 “Derivatives”.

Other Comprehensive Income (Loss)

      Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss) but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive income is composed of a deferred gains and losses on a cash flow hedge related to the Company’s interest rate swap agreement. See Note 10 “Derivatives”.

TROVER SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Recently Issued Accounting Pronouncements

      In November 2002, the FASB issued Emerging Issues Task Force Issue (EITF) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” which addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions of this statement are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on the Company’s financial statements.

      In January 2003, the FASB issued FASB Interpretation (FIN) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any variable interest entities as defined under FIN 46.

      In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends and clarifies the accounting guidance on derivative instruments and hedging activities that fall within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The Company will apply the provisions of SFAS 149 to future contracts entered into or future hedging relationships.

      In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company on July 1, 2003. The adoption of SFAS 150 did not have a significant impact on the Company’s financial statements.

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104) which superceded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 104’s primary purpose was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements which was superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”.

TROVER SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on the Company’s financial statements. The Company was previously following the requirements provided under SAB 104 and, accordingly, the implementation of this pronouncement had no impact on the Company’s financial position or results of operations as reported.

      In December 2003, the FASB issued FIN 46-R, “Consolidation of Variable Interest Entities — an interpretation of ARB 51 (revised December 2003)”, which replaces FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by FASB subsequent to the issuance of FIN 46, including modifications of the scope of FIN 46. For all non-special purposes entities (“SPE”) created prior to February 1, 2003, public entities will be required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. For all entities (regardless of whether the entity is an SPE) that were created subsequent to January 31, 2003, public entities are already required to apply the provisions of FIN 46, and should continue doing so unless they elect to early adopt the provisions of Fin 46-R as of the first interim or annual reporting period ending after December 15, 2003. If they do not elect to early adopt FIN 46-R, public entities would be required to apply FIN 46-R to those post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. Management will need to review and assess the effects, if any, FIN 46-R will have on the Company’s financial statements.

Use of Estimates and Assumptions

      Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect (i) reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the financial statements and (iii) reported amounts of revenues and expenditures during the reporting period. Actual results may differ from those estimates.

3. INCOME TAXES

      In September 2001, the Company concluded that, in light of the passage of time with respect to the filing of the Company’s income tax returns for years up to and including 1997, it was proper to reverse previously accrued taxes by reducing the tax provision for the year ended December 31, 2001 by $681,000, net. This accrual related primarily to certain non-cash compensation charges taken in connection with the initial public offering of the Company’s stock in 1997. Management believes that adequate amounts of tax and related interest and penalties, if any, have been provided for any adjustments that may be required.

      The provision (benefit) for income taxes for the years ended December 31, 2003, 2002 and 2001 consists of the following (in thousands):

	2003	2002	2001

Current:

Federal	$2,712	$2,588	$486

State and local	552	758	162

	3,264	3,346	648

Deferred:

Federal	506	762	1,091

State and local	103	132	358

	609	894	1,449

	$3,873	$4,240	$2,097

TROVER SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the effective tax rate to the federal statutory rate for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Federal statutory rate	34.0%	34.0%	34.0%

State and local taxes, net of federal tax benefit	4.9	5.9	6.9

Research and experimental tax credit	—	(2.2)	—

Reversal of previously accrued income taxes for 1997 non-cash compensation charge	—	—	(10.2)

Other, net	1.1	0.6	0.6

	40.0%	38.3%	31.3%

      Temporary differences giving rise to deferred taxes in the accompanying balance sheets at December 31, 2003 and 2002 consist of the following (in thousands):

	2003		2002

	Assets	Liabilities	Assets	Liabilities

Accrued bonuses	$486		$249

Accounts receivable		$1,650		$1,777

Accrued litigation	544		441

Provision for health insurance			218

Property and equipment		554		543

Intangible assets		2,389		1,514

Accrued vacation	292		292

Deferred rent	333		331

Cash flow hedge	34		58

Other	48		22

	$1,737	$4,593	$1,611	$3,834

      Management believes that the deferred tax assets are realizable based primarily on the existence of sufficient taxable income within the allowable carryback period. Accordingly, management has determined that no valuation allowance is necessary.

4. CONCENTRATION OF CREDIT RISK

      UnitedHealth Group (“UHG”), a terminated client, accounted for 24%, 28% and 27% of the Company’s total revenues for the years ended December 31, 2003, 2002, and 2001, respectively. Wellpoint Health Network Inc. (“Wellpoint”) accounted for 17%, 14% and 11% of the Company’s total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. No other client accounted for more than 10% of the Company’s total revenues. The loss of Wellpoint could have a material adverse effect on the Company’s results of operations, financial position and cash flows.

      Wellpoint, which accounted for 72% and 65% of the Company’s revenue from its provider bill audit product in 2003 and 2002, respectively accounted for 30% and 32% of the Company’s accounts receivable balance at December 31, 2003 and 2002, respectively. In addition, HealthNet, which accounted for 22% and 30% of the revenue from the provider bill audit product in 2003 and 2002, respectively, accounted for 10% and 15% of the Company’s accounts receivable balance at December 31, 2003 and 2002, respectively. Should a substantial portion of the current balance of either of these accounts receivable balances become uncollectible, it could have a material adverse effect on the Company’s results of operations and cash flows. No other client accounted for 10% or more of accounts receivable at December 31, 2003 or 2002.

TROVER SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      During 2002, UHG management informed the Company of its intention to terminate subrogation services with respect to all but 1.8 million lives of the 9.7 million lives then subject to the Company’s services under a contract with UHG. UHG’s termination of these services resulted from its decision to bring subrogation recovery services back inside UHG, where they are being performed by its Ingenix strategic business unit. The Company’s contract with UHG expired in accordance with its terms on February 1, 2003, except with respect to the 1.8 million lives. In December 2003, UHG gave notice of the termination of the remaining business under contract, effective February 1, 2004. The Company expects to continue recovering on the backlog as to which UHG terminated the Company’s services, a process that the Company expects will be completed in 5 to 6 years from the dates of termination.

5. RELATED PARTY TRANSACTIONS

      The Company has a contract for legal services with a professional service corporation, Sharps & Associates, PSC, an entity owned solely by one of the Company’s officers, Douglas R. Sharps. This arrangement exists solely for the benefit of the Company. Its purpose is to minimize the costs of legal services purchased by the Company on behalf of its clients. Mr. Sharps receives no financial or other personal benefits from his ownership of the firm. All payments to Sharps & Associates, PSC are reviewed and approved by the Audit Committee of the Company’s Board of Directors. For the years ended December 31, 2003, 2002 and 2001, approximately $3.4 million, $3.3 million and $3.4 million, respectively, was paid to this law firm for such legal services, including all employee and other expenses.

      On February 12, 1999, the Board of Directors approved a loan in the amount of $350,000 to Patrick B. McGinnis, the Chairman and Chief Executive Officer of the Company, in exchange for a full recourse promissory note in the same amount from Mr. McGinnis. On June 30, 2000, at the direction of the Board of Directors and in accordance with terms authorized by it, the Company loaned Mr. McGinnis an additional $500,000. Under these terms, the $500,000 loan to Mr. McGinnis was combined with his existing debt to the Company of $350,000 of principal and $36,520 of accrued interest. Mr. McGinnis delivered to the Company his full recourse promissory note in the amount of $886,520, bearing interest at a fixed rate of 6.62% per annum (the applicable Federal mid-term rate in effect for tax purposes at the date of the note), compounded annually (the “Amended Promissory Note”), and the Company cancelled the old promissory note evidencing the prior debt. The Amended Promissory Note provides for mandatory prepayments from certain of the proceeds received by Mr. McGinnis from his sale of the Company’s securities and any related transactions. At December 31, 2003 and 2002, the promissory note of $886,520 and accrued interest of $101,237 and $39,908, respectively, were outstanding. Mr. McGinnis used the proceeds of these loans to repay debts originally incurred by him to pay income taxes related to the ordinary income deemed to have been received by him on account of Common Stock granted to him by the former shareholder of the Company in connection with the initial public offering of the Company’s stock in May 1997, and to purchase additional stock in the initial public offering. The balance of the Amended Promissory Note at December 31, 2003 and 2002 is included in “Other” in the Stockholder’s Equity section of the accompanying balance sheets.

      On June 30, 2000, pursuant to Board authorization and in accordance with the terms of the Amended Promissory Note, the Company and Mr. McGinnis entered into a deferred compensation agreement (the “Agreement”). Under the Agreement, 50% of the amount otherwise payable to Mr. McGinnis under the Company’s Management Group Incentive Compensation Plan is to be deferred until the Amended Promissory Note is paid in full, with such deferred compensation then being paid in full to Mr. McGinnis within 30 days thereafter. The Company has full right of set-off against any deferred compensation under the Agreement should Mr. McGinnis default under the Amended Promissory Note. At the election of Mr. McGinnis, the payment of the deferred compensation, upon payment of the Amended Promissory Note, may be extended for a period of not more than ten years. At December 31, 2003, the amount of deferred compensation was $182,012, with accrued interest of $19,323. At December 31, 2002, the amount of deferred compensation was $72,354 with accrued interest of $7,627.

TROVER SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Effective January 1, 2003, the Company entered into an employment agreement with Mr. McGinnis. Upon signing the employment agreement, Mr. McGinnis received a bonus of $200,000. The bonus is subject to full or partial reimbursement by Mr. McGinnis to the Company, based on the date of termination, if Mr. McGinnis terminates his employment with the Company during the initial three-year term of his employment. The bonus payment was recorded in “Other Current Assets” on the accompanying Balance Sheets and is being amortized over the term of the agreement. The unamortized balance December 31, 2003 and 2002 was $133,333 and $200,000, respectively.

6. PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at December 31, 2003 and 2002 (in thousands):

	December 31,	December 31,
	2003	2002

Property and equipment, at cost:

Furniture and fixtures	$3,126	$3,260

Office equipment	1,410	2,067

Computer equipment	7,734	11,611

Software	10,614	9,584

Leasehold improvements	1,886	1,429

	24,770	27,951

Accumulated depreciation and amortization	(18,957)	(21,499)

Property and equipment, net	$5,813	$6,452

      On November 13, 2001, the Company sold its building in New Berlin, Wisconsin to a third party. The Company recorded a loss on the disposal of the building of approximately $1.0 million during the year ended December 31, 2001.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

      Effective January 1, 2002, the Company adopted FAS 142 under which Goodwill is no longer amortized but instead will be assessed for impairment at least annually. The Company performs its annual impairment review during the second quarter of each year. The review performed during the quarter ended June 30, 2003 did not result in an impairment charge for the Company. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 15 “Segment Information”. All recorded Goodwill and Intangible Assets relate to the Healthcare Recovery Services segment.

TROVER SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Following is a reconciliation of previously reported financial information to adjusted amounts excluding amortization of Goodwill for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts):

	2003	2002	2001

Net income:

Net income as reported	$5,809	$6,830	$4,596

Amortization of costs in excess of net assets acquired, net of tax	—	—	976

Adjusted net income	$5,809	$6,830	$5,572

Basic earnings per share:

Earnings per share as reported	$0.69	$0.74	$0.47

Amortization of costs in excess of net assets acquired, net of tax	—	—	0.10

Basic earnings per common share	$0.69	$0.74	$0.57

Diluted earnings per share:

Earnings per share as reported	$0.66	$0.72	$0.46

Amortization of costs in excess of net assets acquired, net of tax	—	—	0.10

Diluted earnings per common share	$0.66	$0.72	$0.56

      The carrying value of Goodwill, net was approximately $29.1 million at December 31, 2003 and 2002.

      The Company’s intangible assets (other than Goodwill, net) are subject to amortization. The details of the Company’s intangible assets at December 31, 2003 and December 31, 2002 are as follows (in thousands):

	December 31, 2003			December 31, 2002

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Client lists	$4,900	$1,599	$3,301	$4,900	$1,272	$3,628

Backlog	570	560	10	570	447	123

Non-compete agreements	530	526	4	530	471	59

Total	$6,000	$2,685	$3,315	$6,000	$2,190	$3,810

      Client lists are being amortized on a straight-line basis over 15 years. Backlog is being amortized over 5 years on a straight-line basis. Non-compete agreements are being amortized on a straight-line basis over periods ranging from 4 years to 5 years.

      Amortization expense related to intangible assets for the years ended December 31, 2003, 2002 and 2001 was approximately $496,000, $562,000 and $562,000, respectively. Over the five succeeding fiscal years, amortization expense related to intangible assets is expected to be as follows (in thousands):

Year ending December 31:

2004	$340

2005	327

2006	327

2007	327

2008	327

8. ACCRUED LIABILITIES

Self-Insurance

      Effective January 1, 2002, the Company instituted a program of self-insurance that offers group healthcare coverage to its employees and their spouses and dependent children. The Company’s provision for

TROVER SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

loss from future claims under this self-insurance program is based upon an independent actuarial estimate. This provision includes estimated liabilities determined from both reported paid claims and claims liabilities incurred but not reported (IBNR). As noted, the accrual for these liabilities is based on estimates and while management believes that the provision for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. The methods used in determining these liabilities are periodically reviewed and adjustments are reflected in current earnings. The provision for future healthcare claims of $368,000 and $524,000 at December 31, 2003 and 2002, respectively, is recorded in Accrued Expenses as a current liability in the accompanying Balance Sheet.

Accrued Payroll and Bonuses

      Accrued payroll and bonuses in the accompanying balance sheets at December 31, 2003 and 2002 approximate $4.4 million and $5.3 million, respectively.

9. EMPLOYEE BENEFIT PLAN

Pension Plan

      Effective on January 1, 1997, the Company’s employees began participation in the Company’s 401(k) defined contribution pension plan. An annual expense provision for the plan is based upon the level of employee participation, as the plan requires the Company to match a certain portion of the employees’ contributions. For the years ended December 31, 2003, 2002 and 2001, participants were given the option of receiving their match in cash or in Common Stock of the Company. For participants choosing the stock match, the Company contributed up to 100% of the participant’s contribution, not to exceed 6% of the participant’s annual compensation. For participants choosing the cash match, the Company contributed up to 50% of the participant’s contribution, not to exceed 6% of the participant’s annual compensation. Total retirement plan expense was approximately $760,000, $786,000 and $707,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Other

      Accrued bonuses included in the accompanying balance sheets at December 31, 2003 and 2002 approximate $2.6 million and $3.7 million, respectively.

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

      The interest rate swap contract under which the Company agrees to pay fixed rates of interest is considered a hedge against changes in the amount of future cash flows associated with the Company’s interest payments on its variable rate Revolving Credit Facility. Accordingly, the interest rate swap contract is considered a cash flow hedge and is reported at fair value on the balance sheet in “Other Liabilities” at

TROVER SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 31, 2003 and 2002 and the related gain (or loss) on the contract is deferred in shareholders’ equity (as a component of accumulated other comprehensive income). This deferred gain (or loss) is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income.

      Should the Company enter into contracts that are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of this contract is immediately recognized in income. The net effect of this accounting on the Company’s operating results is that interest expense on the portion of the variable rate Revolving Credit Facility being hedged is generally recorded based on fixed interest rates.

      At the inception of the interest rate contract, the fair value of the hedge was $0. At December 31, 2003, the fair value of the hedge was a liability of $86,397 (($51,838), net of tax, included in Other Comprehensive Income (Loss)). At December 31, 2002, the fair value of the hedge was a liability of $144,804 (($86,882), net of tax, included in Other Comprehensive Income (Loss)).

11. CREDIT FACILITY

      On November 1, 2001, the Company entered into a revolving credit facility with National City Bank of Kentucky, Bank One Kentucky, N.A. and Fifth Third Bank (the “Revolving Credit Facility”), and the existing credit facility was terminated. The Company’s obligations under the Revolving Credit Facility are collateralized by substantially all of the Company’s assets, subject to certain permitted exceptions. The Revolving Credit Facility carries a maximum borrowing capacity of $40 million and will mature October 31, 2004. Principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined fixed margin. At December 31, 2003, the interest rate was 2.92% based on the one-month Eurodollar Rate plus the fixed margin. The Revolving Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company’s ability to pay dividends. The Company was in compliance with these covenants at December 31, 2003. It also contains a material adverse change clause. At December 31, 2003 and 2002, $4 million was outstanding under the Revolving Credit Facility.

12. STOCK BASED COMPENSATION

      In May 1997, the Company adopted its Non-Qualified Stock Option Plan for Eligible Employees (the “Employees Plan”), the Employee Stock Purchase Plan (the “Purchase Plan”), and the Directors’ Stock Option Plan, which it amended and restated in August 1998 (the “Directors’ Plan”). On December 8, 1997, the Company adopted its 1997 Stock Option Plan for Eligible Participants, which it amended in May 1999 (the “1997 Plan”). On May 10, 2002, the Company adopted its Outside Directors Equity Compensation Plan (the “2002 Outside Directors Stock Plan”).

      The Employees’ Plan provides for the award of stock options to certain officers and key employees of the Company. Options under the Employees’ Plan may be granted with an exercise price greater than or less than the market value of the Company’s Common Stock on the date of grant. Awards under the Employees’ Plan expire ten years from the date of grant, and pursuant to individual option agreements under the Employees’ Plan, vest ratably over at least a three-year period. As provided in the Employees’ Plan, all options granted to the Company’s employees automatically vest in the event of a change in control. At December 31, 2003, 671,250 shares of Common Stock were reserved for issuance under the Employees’ Plan, including 176,583 shares available for future award.

      The Directors’ Plan provided for the grant of options to purchase the Company’s Common Stock to each non-employee director of the Company. Options under the Directors’ Plan are exercisable at 100% of the

TROVER SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

market value of the Company’s Common Stock on the date of grant. Pursuant to the Directors’ Plan, each eligible director was granted on the date he or she first becomes a director an option to purchase 10,000 shares of Common Stock, and each eligible director was granted on the date of each annual meeting of stockholders of the Company beginning in 1998 an option to purchase 2,000 shares of Common Stock, for so long as shares are available under the Directors’ Plan, but not after March 31, 2002 at which time the plan terminated. Terms of options granted under this plan commence on the date of grant and expire on the tenth anniversary of the grant date. Each option is to become exercisable when vested. Pursuant to individual option agreements under the Directors’ Plan, options granted under the Directors’ Plan vest ratably over a three-year period, provided that the optionee must be a non-employee director of the Company on each such anniversary in order for options to vest on such date. At December 31, 2003, 150,000 shares of Common Stock were reserved for issuance under the Directors’ Plan, none for future award.

      The 1997 Plan provides for the grant of options to purchase the Company’s Common Stock to eligible participants of the Company at 100% of the market value of the Company’s Common Stock on the date of grant. Awards under the 1997 Plan expire ten years from the date of grant and vest according to the terms that the compensation committee of the Board of Directors determines in its sole discretion. As provided in the 1997 Plan, all options granted to the Company’s employees automatically vest in the event of a change in control. At December 31, 2003, 1,645,289 shares of Common Stock have been reserved under the 1997 Plan, of which 151,001 shares are available for future award.

      The 2002 Outside Directors Stock Plan was approved on May 10, 2002. Each director of the Company that is not an employee of the Company has a right to elect to receive Common Stock in lieu of cash for all or part of his or her outside director compensation package. In any event, each director will receive not less than one-third of his or her annual retainer fee in Common Stock regardless of whether he or she makes an election under the plan. In addition, each director automatically will be granted an option under the plan to purchase 10,000 shares of Common Stock on the effective date of his or her initial election or appointment as a member of the Board at an option exercise price equal to the fair market value of a share of Common Stock on such date. Further, each director automatically will be granted each calendar year subsequent to the calendar year in which his or her initial election or appointment as a member of the Board becomes effective, options under the plan to purchase 1,000 shares of Common Stock as of each March 31, June 30, September 30 and December 31, if he or she is still a director on such grant date, at an exercise price equal to the fair market value of a share on such date. At December 31, 2003, 243,350 shares of Common Stock have been reserved under the 2002 Outside Directors Stock Plan, of which 208,350 shares are available for future issue.

      Activity related to the Employees’ Plan, Directors’ Plan, 1997 Plan and 2002 Outside Directors Stock Plan for the years ended December 31, 2003, 2002 and 2001 is summarized as follows:

	2003		2002		2001

	Shares	Weighted-Average	Shares	Weighted-Average	Shares	Weighted-Average
	(000)	Exercise Price	(000)	Exercise Price	(000)	Exercise Price

Options outstanding as of January 1	2,251	$8.82	2,274	$8.82	2,336	$9.13

Granted	94	$5.53	105	$4.83	103	$4.57

Exercised	(46)	$3.80	(67)	$3.95	(4)	$3.75

Canceled	(193)	$6.16	(61)	$7.34	(161)	$10.91

Options outstanding as of December 31	2,106	$9.03	2,251	$8.82	2,274	$8.82

Weighted-average fair value of options granted during the year (per share)	$1.92		$2.98		$2.91

TROVER SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, 2002 and 2001 there were 1.7 million, 1.6 million and 1.4 million options exercisable, respectively.

      The following table summarizes information about options outstanding under the Employees’ Plan, Directors’ Plan, 1997 Plan and 2002 Outside Directors Stock Plan at December 31, 2003:

	Options Outstanding			Options Exercisable

	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Outstanding	Weighted-
	December 31,	Remaining	Average	December 31,	Average
	2003	Contractual	Exercise	2003	Exercise
Range of exercise prices	(000)	Life (years)	Price	(000)	Price

$ 2.75 — $ 4.13	787	6.4	$3.15	489	$3.13

$ 4.14 — $ 6.20	428	5.8	4.71	361	4.57

$ 6.21 — $ 9.30	16	9.7	6.93	1	8.31

$ 9.31 — $13.95	5	3.2	10.48	5	10.48

$13.96 — $20.93	815	3.7	16.11	815	16.11

$20.93 — $23.76	55	3.8	22.48	55	22.48

	2,106	5.2	9.03	1,726	10.20

      The Company accounts for options granted under its employee stock-based compensation plans in accordance with APB No. 25, “Accounting for Stock Issued to Employees”. As a result, the Company has not recognized compensation expense for stock options granted with an exercise price equal to the quoted market price of the Common Stock on the date of grant and that vest based solely on continuation of employment by the recipient of the option award. The Company adopted SFAS No. 123 (as amended by SFAS No. 148 in 2002) for disclosure purposes in 1996. For SFAS No. 123 purposes, the fair value of each option grant and stock-based award has been estimated as of the date of grant using the Black-Scholes option pricing model. The following summarizes the weighted average assumptions used in valuing awards under the Employees’ Plan, Directors’ Plan, 1997 Plan and 2002 Outside Directors Stock Plan:

	2003	2002	2001

Expected life (years)	5.0	5.0	5.0

Risk-free interest rate	3.0%	3.3%	4.7%

Dividend yield	0.0	0.0	0.0

Expected volatility	13.5	67.2	75.5

      As of December 31, 2003, the Company had granted 10,000 shares of restricted stock, all of which were granted during 2002. The weighted average grant price was $5.20. The shares vest over a five year period. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting period. The Company has recorded compensation expense of $11,000 and $13,000 for the years ended December 31, 2003 and 2002, respectively.

      Under the Purchase Plan, eligible employees may purchase shares of the Company’s Common Stock, subject to certain limitations, at the lesser of 85% of its market value on the first day of the purchase period or 85% of its market value on the last day of the purchase period. The plan provides for semi-annual purchase periods. Purchases are made from payroll deductions up to a maximum of 15% of an employee’s eligible annual compensation. During the years ended December 31, 2003, 2002 and 2001, employees paid the Company $52,000, $89,000 and $91,000, respectively, to purchase 11,768 shares, 22,608 shares and 35,782 shares, respectively. As of December 31, 2003, there were 182,456 shares of Common Stock reserved for future purchase under the Purchase Plan.

      On February 12, 1999, the Board adopted a Stockholder Rights Plan (the “Rights Plan”) and declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of Common Stock of

TROVER SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the Company. The dividend was payable to stockholders of record on March 1, 1999. The Rights, which will initially trade with the Common Stock, separate and become exercisable only upon the earlier to occur of (i) 10 days after the date (the “Stock Acquisition Date”) of a public announcement that a person or group of affiliated persons has acquired 20% or more of the Common Stock (such person or group being hereinafter referred to as an “Acquiring Person”) or (ii) 10 days (or such later date as the Board of Directors shall determine) after the commencement of, or announcement of an intention to make, a tender offer or exchange offer that could result in such person or group owning 20% or more of the Common Stock (the earlier of such dates being called the “Distribution Date”). When exercisable, each Right initially entitles the registered holder to purchase from the Company one one-hundredth of a share of a newly created class of preferred stock of the Company at a purchase price of $65 (the “Purchase Price”). The Rights are redeemable for $0.001 per Right at the option of the Board of Directors. The Rights expire on March 1, 2009.

      If any person becomes an Acquiring Person, each holder of a Right will thereafter have the right (the “Flip-In Right”) to receive, in lieu of shares of preferred stock and upon payment of the Purchase Price, shares of Common Stock having a value equal to two times the Purchase Price of the Right. Also, if at any time on or after the Stock Acquisition Date, (i) the Company is acquired in a transaction in which the holders of all the outstanding shares of Common Stock immediately prior to the consummation of the transaction are not the holders of all of the surviving corporation’s voting power, or (ii) more than 50% of the Company’s assets, cash flow or earning power is sold or transferred other than in the ordinary course of business, then each holder of a Right shall thereafter have the right (the “Flip-Over Right”) to receive, in lieu of shares of preferred stock and upon exercise and payment of the Purchase Price, common shares of the acquiring company having a value equal to two times the Purchase Price. If a transaction would otherwise result in a holder having a Flip-In as well as a Flip-Over Right, then only the Flip-Over Right will be exercisable. If a transaction results in a holder having a Flip-Over Right subsequent to a transaction resulting in the holder having a Flip-In Right, a holder will have a Flip-Over Right only to the extent such holder’s Flip-In Rights have not been exercised.

      On February 19, 2004, in connection with the Proposed Transaction, the Company and National City Bank, as Rights Agent, executed a First Amendment to Rights Agreement, which amends the Stockholders Rights Plan and renders the Rights inapplicable to the transactions contemplated by the definitive agreement announced by the Company on February 20, 2004. See Note 19 “Subsequent Event” below.

13. STOCK REPURCHASE PLAN

      The Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s Common Stock in the open market at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $20 million of the Company’s Common Stock or until it otherwise terminates the stock repurchase plan. The Company repurchased 172,622 shares of Common Stock during the year ended December 31, 2003 at a cost of $0.9 million, or an average price of $5.23 per share. From inception of the program through December 31, 2003, the Company repurchased 3,269,630 shares at a cost of $14.5 million, or an average cost of $4.43 per share. Except for 8,874 shares of previously repurchased but reissued in connection with an employee restricted stock award, all of the reacquired shares of Common Stock through December 31, 2003 are reflected as treasury stock on the accompanying Balance Sheets.

TROVER SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

14. OTHER COMPREHENSIVE INCOME (LOSS)

      Other comprehensive income (loss) for the years ended December 31, 2003, 2002 and 2001 consists of the following (in thousands):

	2003	2002	2001

Net income	$5,809	$6,830	$4,596

Other comprehensive income (loss):

Deferred (loss) gain on cash flow hedge, net	36	(114)	27

Comprehensive income, net of tax	$5,845	$6,716	$4,623

      Accumulated other comprehensive (loss) income consists of the following (in thousands):

Cash Flow
Hedge

Balance, December 31, 2000	$—

Year ended December 31, 2001 change	27

Balance, December 31, 2001	27

Year ended December 31, 2002 change	(114)

Balance, December 31, 2002	(87)

Year ended December 31, 2003 change	36

Balance, December 31, 2003	$(51)

15. SEGMENT INFORMATION

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

      Prior to January 1, 2002, the Company reported one segment, Healthcare Services. The Company did not have any products or services which met the quantitative or qualitative guidelines for segment reporting through December 31, 2001. Effective January 1, 2002, the Company reported three segments based on qualitative guidelines. The Company’s three segments are: (1) Healthcare Recovery Services, which encompasses its healthcare recovery products: healthcare subrogation, provider bill audit, overpayments, and MD Audit; (2) Property and Casualty Recovery Services, which is subrogation recovery services for property and casualty insurers, sold under the name TransPaC Solutions; and (3) Software, which is subrogation recovery software in a browser-based application service provider (ASP) form, sold under the name Troveris. The segment profit measure is income before income taxes.

TROVER SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Segment results for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001

Revenues:

Healthcare Recovery Services	$64,684	$68,788	$63,960

Property and Casualty Recovery Services	989	678	187

Software	1,784	764	—

Elimination of intercompany revenue	(1,709)	(752)	—

Total revenues	$65,748	$69,478	$64,147

Operating income (loss):

Healthcare Recovery Services	$27,954	$28,696	$22,051

Property and Casualty Recovery Services	(987)	(973)	(1,128)

Software	(515)	(651)	(1,278)

Unallocated Corporate support expenses	(16,533)	(15,770)	(11,824)

Total operating income	$9,919	$11,302	$7,821

Depreciation and amortization:

Healthcare Recovery Services	$2,685	$4,066	$5,958

Property and Casualty Recovery Services	87	125	64

Software	44	33	199

Unallocated Corporate depreciation and amortization expense	552	536	480

Total depreciation and amortization	$3,368	$4,760	$6,701

Income (loss) before income taxes:

Healthcare Recovery Services	$27,982	$28,771	$22,312

Property and Casualty Recovery Services	(1,025)	(1,016)	(1,142)

Software	(622)	(792)	(1,309)

Unallocated Corporate (loss)	(16,653)	(15,893)	(13,168)

Total income before income taxes	$9,682	$11,070	$6,693

      Unallocated Corporate amounts include corporate expenses and other miscellaneous charges. Because this category includes a variety of miscellaneous items not attributable to one particular segment, it is subject to fluctuation on a quarterly and annual basis. The Company does not allocate assets.

16. LEASE COMMITMENTS

      Future minimum lease payments for office space, by year, under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2003 are as follows (in thousands):

2004	$2,340

2005	2,227

2006	2,301

2007	1,815

2008	1,053

Thereafter	390

TROVER SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Rental expense, which includes amounts applicable to short-term leases, was approximately $2,292,000, $2,386,000, and $2,092,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

17. CONTINGENCIES

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

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      A summary of the Company’s quarterly results of operations follows (dollars in thousands, except per share amounts):

	First	Second	Third	Fourth

Year Ended December 31, 2003:

Claims revenues	$16,353	$17,004	$16,068	$16,323

Income before income taxes	2,495	2,757	2,465	1,965

Net income	1,497	1,654	1,479	1,179

Earnings per common share (basic)	0.18	0.20	0.18	0.14

Earnings per common share (diluted)	0.17	0.19	0.17	0.13

	First	Second	Third	Fourth

Year Ended December 31, 2002:

Claims revenues	$17,469	$17,294	$17,820	$16,895

Income before income taxes	2,728	2,636	2,886	2,820

Net income	1,691	1,615	1,789	1,735

Earnings per common share (basic)	0.17	0.17	0.20	0.20

Earnings per common share (diluted)	0.17	0.17	0.19	0.19

19. SUBSEQUENT EVENT

      On February 20, 2004, the Company announced that it had entered into a definitive agreement to be acquired in an all-cash transaction in which TSI Acquisition Co., Inc., a wholly-owned subsidiary of TSI Holding Co., Inc., will be merged into the Company. TSI Holding Co., Inc. is an affiliate of Tailwind Capital Partners LLC (Tailwind), which manages Thomas Weisel Capital Partners, L.P., a private equity fund. As a result of the merger (the “Proposed Transaction”), every stockholder of the Company will receive $7.00 per share in cash, except that certain members of management will obtain new stock option grants by TSI Holding Co., Inc. (which will be the parent corporation of the surviving entity), may exchange unexercised “in the money” stock options of the Company for stock options of TSI Holding Co., Inc., and may purchase shares of common stock of TSI Holding Co., Inc. at $7.00 per share. Immediately following the Proposed Transaction, TSI Holding Co., Inc. will be owned by Tailwind, certain members of management of the Company, and certain co-investors.

TROVER SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      If completed, the Proposed Transaction will constitute a going private transaction and will result in the Company no longer being publicly traded and no longer filing annual, quarterly and current reports with the Securities and Exchange Commission (“SEC”). The Proposed Transaction must be approved by the Company’s stockholders at a special meeting of the stockholders, which the Company expects will occur in the second quarter of 2004. The Proposed Transaction is also subject to customary closing conditions. The obligation of Tailwind to proceed under the definitive agreement expires if the Company is unable to close the Proposed Transaction by July 15, 2004.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None

Item 9A.     Controls and Procedures

      As required by Securities and Exchange Commission (“SEC”) rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective. There were no changes to the Company’s internal controls over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting subsequent to the date of their evaluation.

      Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 10.     Directors and Executive Officers of the Registrant

DIRECTORS

Mr. John H. Newman

Age 59
Director since 1997

      Mr. Newman is a senior partner in the international law firm of Sidley Austin Brown & Wood LLP. He joined the firm in 1972 and became a partner in 1980. Based in New York City, Mr. Newman’s legal practice is concentrated on the representation of domestic and international issuers and underwriters in the capital formation process.

Mr. Chris B. Van Arsdel

Age 59
Director since 1997

      Since July 2001 Mr. Van Arsdel has served as an independent consultant in the technology services industry. He served from July 2000 to July 2001 as a Senior Vice President at BancTec, Inc., where he was responsible for the company’s hardware and software products and its service organization. From 1970 to 1999, Mr. Van Arsdel served as an executive with Electronic Data Systems Corporation, responsible for technical engineering and customer service support groups.

Mr. William C. Ballard, Jr.

Age 63
Director since 1997

      Since 1992, Mr. Ballard has been of counsel to the law firm Greenebaum Doll & McDonald PLLC in Louisville, Kentucky. Mr. Ballard retired from his role as the Chief Financial Officer and a director of

Humana Inc. in 1992, after having served the company for 22 years. Mr. Ballard serves on the boards of directors of Health Care REIT, Inc. and UnitedHealth Group.

Mr. Lauren N. Patch

Age 52
Director since 2001

      Mr. Patch is a business consultant with Patch & Associates LLC and with Patch Nyhan Enterprises, LLC. Since August 2003, Mr. Patch has served as Chief Executive Officer and President of 4MyBenefits, Inc. Since February 2004, Mr. Patch has also served as Chief Executive Officer and President of Tristate Insurance Managers, LLC and as Vice President of Tristate Medical Insurance Co., Risk Retention Group. From September 2001 until January 2003, Mr. Patch served as Chief Executive Officer of Wyncom, Inc., a provider of leadership education and training. Mr. Patch also served, from June 2000 to July 2001, as a consultant to and Interim Chief Executive Officer of InsurePoint.com. From January 1991 to February 2000 Mr. Patch served as Chief Executive Officer and President of The Ohio Casualty Insurance Company, a Fortune 1000 company in the insurance and financial services sectors. He is a past director of Wyncom, Inc., Ohio Casualty Corporation, First Financial Bancorp and the Insurance Services Office, and currently serves on the board of directors of Tristate Medical Insurance Co., Risk Retention Group.

Ms. Jill L. Force

Age 51
Director since 1997

      Ms. Force has been a partner with The Allegro Group, a healthcare financial advisory firm, since November 1999. From May 2000 to December 2001, she served as Chief Financial Officer for Rehab Designs of America Corporation, a privately-held healthcare company (“RDA”), as part of a turn-around project completed in December 2001. RDA filed a voluntary bankruptcy petition under Chapter 11 of the federal bankruptcy laws in February 2001. Ms. Force was employed by Vencor, Inc. (“Vencor”) from 1989 to 1999, most recently as Senior Vice President, General Counsel and Corporate Secretary. Vencor filed a voluntary bankruptcy petition under Chapter 11 of the federal bankruptcy laws in September 1999.

Mr. Patrick B. McGinnis

Age 56
Director since 1997

      Since 1997, Mr. McGinnis has served as Chairman, Chief Executive Officer, and a director of the Company. In 1988, Mr. McGinnis left Humana Inc., where he served as Vice President — Finance & Planning, to co-found the Company. He served as the Company’s Chief Executive Officer until August 1996, when he left the Company to become President of the Medaphis Healthcare Information Technology Company. He rejoined the Company and assumed his current responsibilities in January 1997.

Director Independence

      The Company believes that independent directors play an important role in maintaining investor confidence and in assuring fair and impartial management of the Company in the best interests of its stockholders. The Board has determined that each of the following directors is an “independent director”, as such term is defined in Rule 4200(a)(15) of the National Association of Securities Dealers (the “NASD”):

William C. Ballard, Jr.
Jill L. Force
John H. Newman
Lauren N. Patch
Chris B. Van Arsdel

The Board has also determined that each member of the Audit Committee, the Compensation and Nominating Committee and the special committee of the Board meets the independence requirements applicable to those committees prescribed by the NASD, the SEC and the Internal Revenue Service.

Audit Committee; Audit Committee Financial Expert

      The Company has an Audit Committee of the Board which is composed of Jill L. Force, Chairperson, Lauren N. Patch, and Chris B. Van Arsdel. The Board has determined that Jill L. Force, a member of the Audit Committee of the Board, is an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC. Each Audit Committee member meets the NASD’s financial knowledge requirements, and Ms. Force meets the NASD’s professional experience requirements as well. The Audit Committee operates pursuant to a written charter, which complies with the applicable requirements of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and the NASD.

EXECUTIVE OFFICERS

			Executive
Name	Age	Position	Officer Since

Patrick B. McGinnis	56	Chairman of the Board, Chief Executive Officer & Director	1997

Robert G. Bader, Jr	47	Executive Vice President — Healthcare Sales, Marketing & Corporate Client Solutions	1998

Mark J. Bates	44	Executive Vice President — Healthcare Recoveries Division Overpayments	1998

Robert L. Jefferson	48	Senior Vice President — TransPaC Solutions	1999

Debra M. Murphy	48	Executive Vice President — Healthcare Recoveries Division, Subrogation	1997

Douglas R. Sharps	50	Executive Vice President — Finance & Administration, Chief Financial Officer and Secretary	1997

      Patrick B. McGinnis serves as Chairman, Chief Executive Officer and a director of the Company. In 1988, Mr. McGinnis left Humana Inc., where he served as Vice President — Finance & Planning, to co-found the Company. He served as the Company’s Chief Executive Officer until August 1996, when he left to become President of Medaphis Healthcare Information Technology Company, which provides a variety of sophisticated software solutions to healthcare enterprises throughout the United States. He rejoined the Company and assumed his current responsibilities in January 1997.

      Robert G. Bader, Jr. serves as Executive Vice President — Healthcare Sales, Marketing & Corporate Client Solutions. He assumed his current responsibilities in December 2002. Beginning in November 1999, he served as Executive Vice President — Overpayments Operations. Mr. Bader joined the Company in January 1998 as Senior Vice President — Business Development. From 1992 until 1994, Mr. Bader served as Vice President of Strategic Planning of Blue Cross Blue Shield of Kentucky. In 1994, he assumed the positions of Chief Operating and Chief Financial Officer of Acordia of Louisville, one of the operating companies of Acordia, Inc., which was a publicly traded insurance brokerage and health administrative services company until it was wholly acquired by Anthem, Inc. in 1997.

      Mark J. Bates serves as Executive Vice President — Healthcare Recoveries Division Overpayments. He assumed his current responsibilities in December 2003. Mr. Bates joined the Company in June 1998 as Senior Vice President — Troveris. Before joining the Company, Mr. Bates was Director of Application Development at Humana Inc. In his 14 years at Humana Inc., he held a variety of systems management responsibilities, including Director of Technical Services, Director of Customer Service, and Director of Development Support. Mr. Bates is a 1981 graduate of Rose-Hulman Institute of Technology with a B.S. in Computer Science. He is a founding member of the Computer Information Systems Corporate Partner Program at the University of Louisville School of Business.

      Robert L. Jefferson serves as Senior Vice President — TransPaC Solutions. He assumed his current responsibilities in November 2000 after having served as Senior Vice President — Business Development since joining the Company in November 1999. From 1994 through 1999, he served as Director of Planning and Budget for AEGON USA, the domestic insurance division of AEGON’s international operations. During the period of 1979 through 1994, he headed up financial reporting and budgeting for the Agency Group division of Providian Corporation, which was subsequently acquired by AEGON.

      Debra M. Murphy serves as Executive Vice President — Healthcare Recoveries Division, Subrogation. Ms. Murphy joined the Company in 1991 as Sales and Marketing Manager. She was promoted to Director of Sales in October 1994, to Vice President — Sales in February 1996, to Senior Vice President in November 1996, to Executive Vice President — Operations in June 1998 and Executive Vice President — HRI Division in October 1999. She assumed her current responsibilities as Executive Vice President — Healthcare Recoveries Division, Subrogation in January 2002.

      Douglas R. Sharps serves as Executive Vice President — Finance & Administration, Chief Financial Officer and Secretary. Mr. Sharps joined the Company in January 1990 as Vice President and General Counsel and became Chief Financial Officer in October 1994. He is also the principal of Sharps & Associates, PSC, a law firm that provides support to the Company and handles litigated recoveries in California, Florida, Illinois, Kentucky, Texas, Virginia and Wisconsin. He assumed his current responsibilities in January 1997.

Code of Ethics

      SEC rules require the Company to disclose whether or not it has adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and to disclose any amendments to or waivers from such code affecting such officers. NASD rules require the Company to adopt a code of conduct applicable to all directors, officers and employees that must be publicly available and must comply with the SEC’s requirements for the code of ethics. The Board is committed to maintaining high standards of corporate governance, but, in light of the pendency of the Proposed Transaction, it has not adopted a formal code of ethics or code of conduct. In the event that the Proposed Transaction is not consummated, the Board will adopt such codes to comply with the SEC and NASD rules by a date no later than the date of its 2004 annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers, directors and persons who own more than ten percent (10%) of the Common Stock to file with the SEC certain reports with respect to each such person’s beneficial ownership of the Common Stock. Based solely upon a review of the copies of such reports furnished to it and certain representations of such persons, the Company believes that all such persons complied with the applicable reporting requirements during 2003 with the exception of one late Form 3 filing for Mr. Robert T. Longshore, a former executive officer of the Company as of January 2, 2003, relating to options granted to him in connection with his election as an executive officer of the Company.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

      The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company’s Chief Executive Officer and the four other most highly compensated executive officers of the Company (the “Named Executive Officers”) for the year ended December 31, 2003.

Summary Compensation Table

					Other Annual	All Other
					Compensation	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		($)(1)	($)(2)

Patrick B. McGinnis	2003	$325,000	$0		$21,628	$18,489
Chairman, Chief Executive	2002	238,007	419,318	(3)(4)	0	15,807
Officer, Director	2001	231,750	39,411	(3)	0	14,029

Robert G. Bader, Jr.	2003	170,000	34,660		5,544	16,401
Executive Vice President —	2002	149,919	106,954		0	14,018
Healthcare Sales, Marketing &	2001	144,200	15,381		0	14,375
Corporate Client Solutions

Douglas R. Sharps	2003	165,000	40,000		11,989	12,215
Executive Vice President — Finance	2002	149,502	74,879		0	14,375
& Administration, Chief Financial	2001	144,200	19,242		0	14,375
Officer and Secretary

Debra M. Murphy	2003	151,055	49,034		4,163	10,958
Executive Vice President —	2002	148,093	56,967		0	13,830
Healthcare Recoveries Division,	2001	144,200	21,172		0	14,084
Subrogation

Mark J. Bates	2003	151,055	0		7,666	11,434
Executive Vice President —	2002	148,093	40,246		0	10,626
Healthcare Recoveries Division,	2001	144,200	15,863		0	13,294
Overpayments

(1)	Other Annual Compensation for 2003 includes contributions to the Executive Deferred Compensation Plan.

(2)	All Other Compensation for 2003, 2002 and 2001 includes amounts paid by the Company for matching 401(k) plan contributions and insurance premiums.

(3)	Since June 30, 2000, 50% of the amount otherwise payable to Mr. McGinnis under the Company’s Management Group Incentive Compensation Plan has been deferred under the Deferred Compensation Agreement between Mr. McGinnis and the Company. See “Employment Agreements”. In 2002, the deferred amount was $109,659.

(4)	Includes payment of a $200,000 signing bonus to Mr. McGinnis in conjunction with the execution of his employment agreement. See “Employment Agreements”.

STOCK OPTION GRANTS

      No options were granted during 2003 to the Named Executive Officers.

STOCK OPTION EXERCISES

      None of the Named Executive Officers exercised any options during fiscal 2003. The table below shows the number of shares of Common Stock covered by both exercisable and unexercisable stock options held by the Named Executive Officers as of December 31, 2003. The table also reflects the value for in-the-money options based on the positive spread between the exercise price of such options and the last reported sale price of $6.63 of the Common Stock on December 31, 2003, the last trading date in 2003 for the Common Stock.

FISCAL YEAR-END OPTION VALUES

	Number of Securities
	Underlying Unexercised		Value of Unexercised In the
	Options at		Money Options at
	December 31, 2003		December 31, 2003

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Patrick B. McGinnis	386,000	64,000	$432,180	$231,320

Robert G. Bader, Jr.	110,000	30,000	215,897	108,431

Mark J. Bates	120,000	30,000	215,897	108,431

Debra M. Murphy	175,000	30,000	215,897	108,431

Douglas R. Sharps	163,750	30,000	215,897	108,431

Directors’ Compensation

      The Company pays its non-employee directors an annual retainer in the amount of $15,000 ($17,000 for committee chairpersons) plus $1,500 for attendance (in person or by telephone) at each meeting of the Board and at each meeting of a committee of the Board (other than the special committee) that does not coincide with a meeting of the full Board, with one-third of the annual retainer paid in Common Stock pursuant to the Company’s Outside Directors Equity Compensation Plan (the “2002 Outside Directors Stock Plan”). In 1998, the Company adopted the 1998 Deferred Compensation Plan for Directors (the “Deferred Plan”). The Deferred Plan allows a director to elect to defer the payment of the foregoing fees until after the earlier of his or her death, resignation, removal or retirement as a director. To date, there have been no deferrals under the Deferred Plan.

      In June 2003, the Board formed a special committee of the five non-employee directors for the purpose of investigating strategic alternatives and taking related actions. At the time the special committee was formed, the Board also approved the payment of a fee of $10,000 to each member of the special committee, with an additional $5,000 for Jill L. Force as chair, and a fee of $1,000 per meeting of the special committee attended. The compensation to Ms. Force was increased in December 2003 by an additional $25,000 to reflect the amount of time she had committed to the process of investigating strategic alternatives and negotiating with potential buyers of the Company. See “Recent Developments”.

      During 2002, the Company granted options to purchase Common Stock to each non-employee director of the Company under the 2002 Outside Directors Stock Plan. The 2002 Outside Directors Stock Plan replaced the Company’s Amended and Restated Directors’ Stock Option Plan (the “Directors’ Plan”), which terminated as to the granting of options on April 1, 2002. Under the 2002 Outside Directors Stock Plan, each director automatically is granted an option to purchase 10,000 shares of Common Stock on the effective date of his or her initial election or appointment as a member of the Board at an option exercise price equal to the fair market value of a share of Common Stock on such date. Further, each director automatically is granted as of each March 31, June 30, September 30, and December 31 of each calendar year subsequent to the calendar year in which his or her initial election or appointment as a member of the Board becomes effective, options under the 2002 Outside Directors Stock Plan to purchase 1,000 shares of Common Stock, if he or she is still a director on such grant date, at an exercise price equal to the fair market value of a share of Common Stock on such date. Options to purchase 102,000 shares of Common Stock currently are outstanding under the Directors’ Plan and the 2002 Outside Directors Stock Plan.

      As a further means of aligning directors’ and stockholders’ interests, in December 2000 the Board adopted resolutions that required non-employee directors to own certain amounts of Company stock. Each non-employee director is required to accumulate Common Stock equal in value to one year’s annual retainer. Non-employee directors serving on the Board at the time of adoption had until January 1, 2002 to accumulate the required stockholdings and newly elected non-employee directors have one year from their election to accumulate the required stockholdings. As of March 15, 2004, each of the Company’s non-employee directors had accumulated Common Stock at least equal in value to one year’s annual retainer based on the closing price of the Company’s Common Stock as of such date.

EMPLOYMENT AGREEMENTS

      Effective January 1, 2003, the Company entered into an employment agreement with Mr. McGinnis, replacing his prior employment agreement with the Company originally entered into by Mr. McGinnis in May 1997. Pursuant to his employment agreement, Mr. McGinnis serves as Chairman and Chief Executive Officer of the Company. The employment agreement has an initial term of three years and renews automatically for subsequent two-year periods, unless a notice of termination is delivered by either party at least sixty days prior to the end of the initial term or the end of a renewal term.

      Under the terms of the employment agreement, Mr. McGinnis is entitled to a minimum base salary of $325,000, subject to annual percentage increases for inflation equivalent to those increases given in the normal course of business to Company employees on substantially a Company-wide basis. In addition, Mr. McGinnis’s employment agreement entitles him to participate in the Company’s Management Group Incentive Compensation Plan, to receive such awards of stock options as determined by the Company’s Compensation and Nominating Committee and to receive such fringe benefits as the Company may provide from time to time to its executive employees, including, group health insurance, life insurance, and disability insurance. Further, Mr. McGinnis received a bonus of $200,000 in conjunction with signing his employment agreement. The bonus is subject to reimbursement by Mr. McGinnis to the Company if Mr. McGinnis terminates his employment with the Company during the initial three-year term of his employment as follows: (i) if such termination occurs prior to January 1, 2004, Mr. McGinnis is required to reimburse the entire $200,000 signing bonus; (ii) if such termination occurs on or after January 1, 2004 but prior to January 1, 2005, Mr. McGinnis is required to reimburse $133,334 to the Company; and (iii) if such termination occurs on or after January 1, 2005 but prior to January 1, 2006, Mr. McGinnis is required to reimburse $66,667 to the Company.

      The Company may terminate the employment agreement and all of its obligations thereunder if Mr. McGinnis (i) materially breaches any term of the employment agreement and fails to cure such breach within ten days after written notice of such breach from the Board (no cure period is permitted for breaches of certain confidentiality and noncompete provisions contained in the employment agreement in favor of the Company), (ii) commits any other act in bad faith materially detrimental to the business or reputation of the Company, or (iii) engages in illegal activities or is convicted of any felony involving fraud, deceit, or moral turpitude. The Company’s obligations under the employment agreement to pay salary, provide for the continued vesting of stock option awards, and provide for health insurance benefits continue for the greater of the remainder of the renewal term or two years if the Company terminates the employment agreement for any reason other than (i)-(iii) above, or if Mr. McGinnis terminates the agreement for one of the following reasons (i) the Company materially breaches any term of the employment agreement and fails to cure such breach within ten days after written notice of such breach from Mr. McGinnis, (ii) the Company assigns Mr. McGinnis duties, or significantly reduces his assigned duties, in a manner inconsistent with his position with the Company (without his consent), (iii) the Company requires Mr. McGinnis’s relocation outside of the metropolitan Louisville, Kentucky area (without his consent), (iv) the Company fails to obtain the assumption of the employment agreement by any successors to the Company, (v) Mr. McGinnis dies or becomes mentally or physically incapacitated or disabled so as to be materially unable to perform his duties under his employment agreement, or (vi) a Change in Control Event (as defined in the employment agreement) occurs, and Mr. McGinnis’s employment is terminated by Mr. McGinnis within 120 days thereafter (in this latter event, Mr. McGinnis may also be entitled to receive a certain Gross-Up Payment (as defined in the employment agreement)). The employment agreement contains certain confidentiality and noncompete provisions in favor of the Company.

      In addition, on June 30, 2000, pursuant to Board authorization and in accordance with the terms of an Amended Promissory Note (see “Certain Relationships and Related Transactions” for a description of the Amended Promissory Note), the Company and Mr. McGinnis entered into a deferred compensation agreement (the “Deferred Compensation Agreement”). Under the Deferred Compensation Agreement, 50% of the amount otherwise payable to Mr. McGinnis under the Company’s Management Group Incentive Compensation Plan is to be deferred until the Amended Promissory Note is paid in full, with such deferred compensation then being paid in full to Mr. McGinnis within 30 days thereafter. The Company has full right of set-off against any deferred compensation under the Deferred Compensation Agreement should Mr. McGinnis default under the Amended Promissory Note. At the election of Mr. McGinnis, the payment of the deferred compensation, upon payment of the Amended Promissory Note, may be extended for a period of not more than ten years. At February 29, 2004, the amount of deferred compensation was $182,013, with accrued interest of $21,398.

      The Company has entered into severance agreements (the “Severance Agreements”) with Ms. Murphy and Messrs. Bader, Bates, Jefferson and Sharps, which provide that in the event that such executive officer is terminated by the Company without “Cause” (as such term is defined in the Severance Agreements), the Company would continue to pay that executive officer his or her base salary in effect on the date of termination for a period of one year following the day on which the termination occurs (“Severance Pay”) and for a period of one year from the date of termination, pay, or reimburse such executive officer for, the Company-paid portion of medical premiums under the Company’s group health plan that would apply to such executive officer had he or she not been terminated, provided that the executive officer makes a timely election of such continuation coverage under COBRA. Severance Pay would be paid and delivered to the executive officer on the same basis that the executive officer’s regular base salary was paid and delivered prior to termination, would be reduced to the extent the executive officer receives compensation as an employee from an entity other than the Company during the one-year period following termination, and would not include any amounts of incentive compensation.

      In addition, the Severance Agreements provide that if the executive officer is terminated or voluntarily terminates employment for “Good Reason” (as such term is defined in the Severance Agreements) within two years following a “Change in Control” (as such term is defined in the Severance Agreements), the Company would make a “Change in Control Payment” to the executive officer, provided the executive officer is employed by the Company on the date of the Change in Control and was a member of the Company’s “Management Group” (as defined by the Board) prior to the execution of a definitive agreement, if any, between the Company and any entity to be combined with the Company in connection with a Change in Control. The amount of the Change in Control Payment would be equal to one year of salary and one year of benefits continuation if the executive officer were a member of the Management Group for three years or less on the date of the Change in Control, and equal to two years of salary and two years of benefits continuation if the executive officer were a member of the Management Group for more than three years on the date of the Change in Control. In both cases, the Change in Control Payment would be paid as salary continuation in accordance with the payment provisions relating to Severance Pay. The Severance Agreements preclude payment of Severance Pay if such executive officer is entitled to a Change in Control Payment. The Severance Agreements also contain certain confidentiality, noncompete and nonsolicitation provisions in favor of the Company and provide that nothing contained therein shall be deemed to alter the executive officer’s “at will” employment by the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      William C. Ballard, Jr., Chairperson, John H. Newman and Lauren N. Patch currently serve on the Compensation and Nominating Committee. None of the members of the Compensation and Nominating Committee were officers of the Company or had any relationship requiring disclosure under NASD or SEC regulations.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      The Company has combined its nominating and compensation committees into the Compensation and Nominating Committee (the “Compensation Committee”). The Compensation Committee, among other things, approves base salaries of executive officers, approves the terms of annual incentive or bonus plans in which executive officers participate and reviews and makes recommendations to the Board concerning approval and adoption of and amendments to stock-based compensation plans. The Compensation Committee is composed of William C. Ballard, Jr., Chairperson, John H. Newman and Lauren N. Patch, who are all non-employee members of the Board.

      Currently, the Chief Executive Officer, Mr. Patrick B. McGinnis, is a party to an employment agreement that provides for his participation in the Management Group Incentive Compensation Plan, and to a deferred compensation agreement under which 50% of the amount otherwise payable to Mr. McGinnis under the Management Group Incentive Compensation Plan is deferred. In addition, each of the other executive officers of the Company is a party to a severance agreement. See “Employment Agreements”.

      Compensation Components. The components of the Company’s executive compensation program consist of base salaries, cash bonuses and stock options. The Company’s compensation program is designed to provide competitive base salaries for the Company’s executive officers, and incentive compensation and long-term incentives that retain the executive officers and motivate them to achieve the Company’s business objectives over the long-term.

      Management Group Incentive Compensation Plan. The Company has annually adopted a performance-based bonus plan. The plan typically creates a nondiscretionary bonus pool and a discretionary bonus pool from which cash bonuses are paid to its participants based on performance-based thresholds set forth in the plan, the discretion of the Board of Directors and each participant’s achievement of annual goals. Near the beginning of each year, the Compensation Committee approves these goals for each participant in the plan for that year. After the end of each year, based on its evaluation of the Chief Executive Officer’s performance in achieving his goals for the year and attaining the Company’s financial results, the Compensation Committee may then grant Mr. McGinnis an annual bonus from the discretionary bonus pool. Mr. McGinnis recommends to the Compensation Committee the discretionary annual bonus for the executive officers based on each executive officer’s performance for the year, as well as the Company’s financial results. In 2003, the participants in the plan were Messrs. McGinnis, Bader, Bates, Jefferson and Sharps and Ms. Murphy.

      Stock Option Plans. The Company maintains stock option plans designed to align executives’ and stockholders’ interests in the enhancement of stockholder value. Stock options are granted under these plans to certain officers, key employees and consultants of the Company by the Compensation Committee. Stock options may be granted annually if available and if supported by the Company’s growth, profitability, retention goals, and related compensation concerns. To foster long-term commitments, executives’ options typically vest over a period of at least three years (the Company’s most recent grants of options in 2000 vest over a five-year period) and remain outstanding for ten years. In accordance with United States Treasury Department regulations, in the event the value realized upon the exercise of options by any “covered” employee (the difference between the per share exercise price and the market price on the date of exercise multiplied by the number of options exercised) when combined with such employee’s other “covered” compensation in the year of exercise exceeds $1.0 million, the Company will be unable to deduct the amount of such excess compensation.

      Required Stockholdings. As a further means of aligning executives’ and stockholders’ interests in the enhancement of stockholder value, the Compensation Committee has put in place stock ownership require-

ments for executive officers. Each executive officer is required to accumulate Common Stock equal in value to one year’s base compensation. Executive officers employed by the Company at the time of adoption of the stock ownership requirements have until December 31, 2005 to accumulate the required stockholdings and new executive officers have five years from their appointment to accumulate the required stockholdings. As of March 15, 2004, Mr. McGinnis, the Company’s Chief Executive Officer, Mr. Sharps, the Company’s Chief Financial Officer, and Ms. Murphy, the Company’s Executive Vice President — Healthcare Recoveries Division, Subrogation, had accumulated Common Stock equal in value to one year’s base compensation, based on the closing price of the Company’s Common Stock as of such date.

      Supplemental Retirement Savings Plan. The Company has adopted a non-qualified deferred compensation plan under which certain key employees of the Company may defer up to 85% of their compensation (reduced by the amount they could have deferred under the Company’s 401(k) Plan). The Company matches employee contributions equal to the contributions that would have been made under the Company’s 401(k) Plan but for certain tax restrictions. Participants are entitled to receive distributions upon termination of employment. The Company may fund all or part of its obligations under this plan in a trust reachable by the Company’s general creditors.

      Executive Compensation Plan. In 2002, after the Compensation Committee conferred with William M. Mercer, Incorporated (“Mercer”) concerning executive compensation and retention, the Company adopted the Trover Solutions, Inc. Executive Compensation Plan, effective January 1, 2003. The purpose of the Executive Compensation Plan is to assist the Company in attracting and retaining management group members by providing a reward for performance and incentive for future endeavors. The participants in this plan in 2003 were Messrs. McGinnis, Bader, Bates, Jefferson and Sharps and Ms. Murphy, who together constitute the Company’s management group. The Executive Compensation Plan provides that the Company will make a quarterly funded contribution for each participant in the plan based on a percentage of that participant’s annual compensation, the percentage being adjusted for the participant’s age. This contribution is reduced by the amount of the employer match made by the Company on behalf of the participant to the Company’s Retirement Savings Plan and Supplemental Retirement Savings Plan for the applicable period. The contributions vest ratably over a five-year period.

      Deductibility of Certain Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows tax deductions to publicly held corporations for compensation in excess of $1 million per employee in any taxable year that is paid to the corporation’s chief executive officer or to its four other most highly compensated executive officers. No executive officer received more than $1 million in compensation in 2002.

      Chief Executive Officer Compensation. In December 2002, after consultation with Mercer, the Company entered into an employment agreement with Mr. McGinnis effective January 1, 2003 (the “Employment Agreement”) with an initial term of three years and renewing automatically for subsequent two year periods, unless a notice of termination is delivered by either party at least sixty days prior to the end of the initial term or the end of a renewal term. The Employment Agreement contains certain confidentiality and noncompete provisions. Pursuant to the Employment Agreement, Mr. McGinnis is entitled to receive a minimum base salary of $325,000, subject to annual percentage increases for inflation equivalent to those increases given in the normal course of business to Company employees on substantially a Company-wide basis. In addition, the Employment Agreement entitles Mr. McGinnis to participate in the Company’s Management Group Incentive Compensation Plan, to receive such awards of stock options as determined by the Compensation Committee and to receive such fringe benefits as may be provided from time to time by the Company to its executive employees, including group health insurance, life insurance and disability insurance. In conjunction with his execution of the Employment Agreement, Mr. McGinnis received a signing bonus of $200,000, subject to reimbursement by Mr. McGinnis of all or a portion of such amount if Mr. McGinnis terminates his employment with the Company during the initial three-year term of his employment. See “Employment Agreements”.

      The Compensation Committee determines the amount of discretionary bonuses that Mr. McGinnis receives under the Management Group Incentive Compensation Plan, based on his performance with respect to achieving the goals for the year approved by the Compensation Committee, as well as financial results. Under a deferred compensation agreement, 50% of the amount otherwise payable to Mr. McGinnis under the Company’s Management Group Incentive Compensation Plan is deferred. See “Employment Agreements”.

      In addition, to augment Mr. McGinnis’s long-term incentive for continued employment with the Company, Mr. McGinnis has been granted options to acquire shares of the Common Stock under the Company’s Option Plan and Stock Option Plan.

COMPENSATION AND NOMINATING
COMMITTEE

William C. Ballard, Jr., Chairperson
John H. Newman
Lauren N. Patch

March 19, 2004

AUDIT COMMITTEE REPORT

      The Audit Committee reviews the Company’s financial reporting process on behalf of the Board of Directors. Management is responsible for the Company’s financial reporting processes, including specifically its system of internal control, and for the preparation of all financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s independent auditors, PricewaterhouseCoopers LLP, are responsible for reviewing the Company’s quarterly financial statements and auditing the Company’s annual financial statements and for expressing an opinion on the conformity of the audited financial statements with accounting principles generally accepted in the United States of America. The Audit Committee consists of Jill L. Force, Lauren N. Patch, and Chris B. Van Arsdel.

      Members of the Audit Committee rely, without independent verification, on the information provided to them and on the representations made by management and the opinions and communications of the Company’s independent auditors. Accordingly, the Audit Committee’s activities do not assure that the audit of the Company’s financial statements has been carried out in accordance with generally accepted auditing standards, that the financial statements are presented in accordance with accounting principles generally accepted in the United States of America or that the Company’s independent auditors are in fact independent.

      In this context:

•	The Audit Committee reviewed and discussed the audited financial statements contained in the Company’s 2003 Annual Report on Form 10-K with the Company’s management and the independent auditors prior to the filing of the Form 10-K with the Securities and Exchange Commission (the “Commission”).

•	The Audit Committee reviewed and discussed the unaudited financial statements contained in the Company’s Quarterly Reports on Form 10-Q for each of the quarters ended in 2003 with the Company’s management and the independent auditors prior to the filing thereof with the Commission.

•	The Audit Committee reviewed and discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (Communications with Audit Committees).

•	The Audit Committee received from the independent auditors written disclosures regarding the accountants’ independence, as required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and discussed with the auditors their independence from the Company and its management.

      In reliance on the reviews and discussions noted above and subject to the limitations set forth above, the Audit Committee recommended to the Board of Directors (and the Board approved) that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, for filing with the Commission.

AUDIT COMMITTEE

Jill L. Force, Chairperson
Lauren N. Patch
Chris B. Van Arsdel

March 19, 2004

STOCK PRICE PERFORMANCE GRAPH

      The graph below reflects the cumulative stockholder return (assuming reinvestment of dividends) on the Common Stock compared to the return of the Center for Research in Security Price Total Return Index for The Nasdaq Stock Market, U.S. Companies (the “Nasdaq Composite, U.S.”) and the Company’s peer group index for the periods indicated. This graph reflects the investment of $100.00 on December 31, 1998 in the Common Stock, the Nasdaq Composite, U.S., the Company’s 2002 peer group and the Company’s 2003 peer group. The Company’s 2003 peer group consists of the following companies: CCC Information Services Group, CorVel Corporation (“CorVel”), Health Management Systems, Inc., Maximus, Inc., National Research, Inc., and Profit Recovery Group International. QuadraMed Corporation was removed from the 2003 peer group as it was delisted from the NASDAQ market on March 4, 2003. The companies constituting the Company’s 2003 and 2002 peer group were selected based on business model, product market and market capitalization.

ANNUAL VALUES

      The stock price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended (together, the “Acts”), except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Changes in Control

      On February 20, 2004, the Company announced that it had entered into a definitive agreement to be acquired in an all-cash transaction in which TSI Acquisition Co., Inc., a wholly-owned subsidiary of TSI

Holding Co., Inc., will be merged into the Company. TSI Holding Co., Inc. is an affiliate of Tailwind Capital Partners LLC (Tailwind), which manages Thomas Weisel Capital Partners, L.P., a private equity fund. As a result of the merger (the “Proposed Transaction”) every stockholder of the Company will receive $7.00 per share in cash, except that certain members of management will obtain new stock option grants by TSI Holding Co., Inc. (which will be the parent corporation of the surviving entity), may exchange unexercised “in the money” stock options of the Company for stock options of TSI Holding Co., Inc., and may purchase shares of common stock of TSI Holding Co., Inc. at $7.00 per share. Immediately following the Proposed Transaction, TSI Holding Co., Inc. will be owned by Tailwind, certain members of management of the Company, and certain co-investors.

      If completed, the Proposed Transaction will constitute a going private transaction and will result in the Company no longer being publicly traded and no longer filing annual, quarterly and current reports with the Securities and Exchange Commission (“SEC”). The Proposed Transaction must be approved by the Company’s stockholders at a special meeting of the stockholders, which the Company expects will occur in the second quarter of 2004. The Proposed Transaction is also subject to customary closing conditions. The obligation of Tailwind to proceed under the definitive agreement expires if the Company is unable to close the Proposed Transaction by July 15, 2004. More information on the Proposed Transaction is included in the proxy statement that the Company will mail to its stockholders in connection with the special meeting of the stockholders at which the Proposed Transaction will be voted on.

      The Company has been informed by Tailwind that neither it nor any of its affiliates owns any securities of the Company or any rights to acquire securities of the Company other than pursuant to the definitive agreement through which the Proposed Transaction may be effected.

EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information as of December 31, 2003 with respect to shares of Common Stock to be issued upon the exercise, and the weighted-average exercise price, of all outstanding options and rights granted under the Company’s equity compensation plans, as well as the number of shares available for future issuance under such plans.

			Number of Securities Remaining
		Weighted-Average	Available for Future Issuance
	Number of Securities to be Issued	Exercise Price of	Under Equity Compensation Plans
	Upon Exercise of Outstanding	Outstanding Options,	(Excluding Securities
Plan Category	Options, Warrants and Rights	Warrants and Rights	Reflected in Column (a))

	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders(1)	2,105,955 (2)	$9.03	718,390

Equity Compensation Plans Not Approved by Security Holders(3)	N/A (3)	N/A (3)	6,000 (3)

Total	2,105,955	$9.03	724,390

(1)	Equity compensation plans approved by security holders are the 2002 Outside Directors Stock Plan, the Directors’ Plan, the Non-Qualified Stock Option Plan for Eligible Employees (the “Employees Plan”), the 1997 Stock Option Plan for Eligible Participants and the Employee Stock Purchase Plan. The 2002 Outside Directors Stock Plan was approved by the Company’s stockholders at the Company’s 2002 annual meeting of stockholders held on May 10, 2002. The 1997 Stock Option Plan for Eligible Participants was originally approved by the Company’s stockholders at a special meeting of stockholders held on December 8, 1997, and subsequently amended at the Company’s 1999 annual meeting of stockholders held on May 3, 1999, to increase the number of shares of Common Stock reserved for issuance under the Stock Option Plan from 860,000 to 1,760,000. The Directors’ Plan, the Employees Plan and the Employee Stock Purchase Plan were each approved by the Company’s sole stockholder, Medaphis Corporation, prior to the completion of the Company’s initial public offering on May 22, 1997.

(2)	Excludes an aggregate of 6,650 shares of Common Stock issued to non-employee directors as partial payment of their annual retainer under the 2002 Outside Directors Stock Plan and an aggregate of 117,544 shares of Common Stock issued under the Employee Stock Purchase Plan.
(3)	The only equity compensation plan not approved by security holders is a restricted stock award (the “Restricted Stock Award”) granted to Thomas Quinn on March 1, 2002 as an inducement to Mr. Quinn to enter into employment with the Company. Pursuant to the Restricted Stock Award, Mr. Quinn was granted 10,000 shares of Common Stock, vesting annually in five equal 2,000 share increments commencing on October 1, 2002.

MANAGEMENT COMMON STOCK OWNERSHIP

      The following table sets forth certain information regarding the beneficial ownership of shares of Common Stock as of March 15, 2004 by (i) the Company’s Named Executive Officers, (ii) each of the Company’s directors and (iii) such directors and all executive officers as a group.

	Shares of
	Common Stock
	Beneficially		Percent of
Name	Owned(1)		Class(2)

Patrick B. McGinnis	537,291	(3)	6.3%

Robert G. Bader, Jr.	146,099	(4)	1.7%

Mark J. Bates	146,359	(7)	1.7%

Debra M. Murphy	213,917	(6)	2.5%

Douglas R. Sharps	206,854	(5)	2.4%

William C. Ballard, Jr.	60,843	(8)	*

Jill L. Force	28,343	(9)	*

John H. Newman	35,843	(10)	*

Lauren N. Patch	13,510	(11)	*

Chris B. Van Arsdel	26,843	(12)	*

All executive officers and directors as a group (11 persons)	1,509,220		17.8%

*	Beneficial ownership represents less than 1% of the Company’s outstanding Common Stock.

(1)	Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has the right to acquire within sixty (60) days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as of which he or she has no economic or pecuniary interest. Except as set forth in the footnotes below, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them. Shares have been rounded to avoid listing fractional shares issued in connection with the Company’s Employee Stock Purchase Plan (the “Stock Purchase Plan”).
(2)	Based on an aggregate of 8,494,977 shares of Common Stock issued and outstanding as of March 15, 2004.
(3)	Includes 5,000 shares held by Mr. McGinnis’s spouse. Also includes 418,000 shares that are not currently outstanding, but that may be acquired within sixty (60) days upon the exercise of stock options granted under the Company’s Non-Qualified Stock Option Plan for Eligible Employees (the “Option Plan”) and the Company’s 1997 Stock Option Plan for Eligible Participants (the “Stock Option Plan”).
(4)	Includes 6,300 shares Mr. Bader holds jointly with his spouse. Includes 4,025 shares acquired under the Stock Purchase Plan. Also includes 125,000 shares that are not currently outstanding, but that may be acquired within sixty (60) days upon the exercise of stock options granted under the Stock Option Plan.

(5)	Includes 178,750 shares that are not currently outstanding, but that may be acquired within sixty (60) days upon the exercise of stock options granted under the Option Plan and the Stock Option Plan.
(6)	Includes 700 shares which are held by Ms. Murphy as trustee for a minor child. Also includes 190,000 shares that are not currently outstanding, but that may be acquired within sixty (60) days upon the exercise of stock options granted under the Option Plan and the Stock Option Plan.
(7)	Includes 135,000 shares that are not currently outstanding, but that may be acquired within sixty (60) days upon the exercise of stock options granted under the Stock Option Plan.
(8)	Includes 5,000 shares held by Mr. Ballard in a charitable remainder trust for the benefit of his son, 5,000 shares held by Mr. Ballard in a charitable remainder trust for the benefit of his daughter and 10,000 shares held by Mr. Ballard in a charitable remainder trust for the benefit of his spouse. Mr. Ballard has sole voting power over the shares. Also, includes 19,336 shares that are not currently outstanding, but that may be acquired within sixty (60) days upon the exercise of stock options under the Directors’ Plan.
(9)	Includes 19,336 shares that are not currently outstanding, but that may be acquired within sixty (60) days upon the exercise of stock options under the Directors’ Plan.

(10)	Includes 15,000 shares owned by Mr. Newman’s spouse and 19,336 shares that are not currently outstanding, but that may be acquired within sixty (60) days upon the exercise of stock options under the Directors’ Plan.
(11)	Includes 8,003 share that are not currently outstanding, but may be acquired within sixty (60) days upon the exercise of stock options under the Directors’ Plan.
(12)	Includes 19,336 shares that are not currently outstanding, but that may be acquired within sixty (60) days upon the exercise of stock options under the Directors’ Plan.

PRINCIPAL STOCKHOLDERS

      The table below sets forth certain information as of March 15, 2004 concerning persons known to the Board to be a “beneficial owner,” as such term is defined by the rules of the Securities and Exchange Commission, of more than 5% of the outstanding shares of the Common Stock.

	Shares of
	Common Stock
	Beneficially		Percent of
Name and Address	Owned(1)		Class(2)

PAR Investment Partners, L.P.	1,394,600	(3)	16.4%
One Financial Center, Suite 1600
Boston, Massachusetts 02111

FMR Corp.	1,112,500	(4)	13.1%
82 Devonshire Street
Boston Massachusetts 02109

Dimensional Fund Advisors Inc.	500,400	(5)	5.9%
1299 Ocean Avenue
11th Floor
Santa Monica, California 90401

Heartland Advisors, Inc.	603,000	(6)	7.1%
798 North Water Street
Milwaukee, Wisconsin 53202

Patrick B. McGinnis	537,291		6.3%
1600 Watterson Tower
Louisville, Kentucky 40218

(1)	See Note (1) under “Management Common Stock Ownership” herein.
(2)	Based on an aggregate of 8,494,977 shares of Common Stock issued and outstanding as of March 15, 2004.

(3)	The information regarding PAR Investment Partners, L.P. (“PAR Investment”) is given in reliance upon a Schedule 13G/A filed with the SEC on February 14, 2003 by such stockholder, PAR Group, L.P., the general partner of PAR Investment (“PAR Group”), PAR Capital Management, Inc., the general partner of PAR Group (“PAR Capital”), and Arthur G. Epker, III (“Epker”). The Schedule 13G/A indicates that PAR Investment, PAR Group, PAR Capital and Epker have sole voting power and sole dispositive power over 1,394,600 shares.
(4)	The information regarding FMR Corp. is given in reliance upon a Form 13F filed with the SEC on February 17, 2004.
(5)	The information regarding Dimensional Fund Advisors Inc. (“Dimensional”) is given in reliance upon a Schedule 13G/A filed with the SEC on February 6, 2004 by such stockholder. The Schedule 13G/A indicates that Dimensional serves as a registered investment advisor to four investment companies and as an investment manager to certain other commingled group trusts and separate accounts and that in its role as investment adviser or manager, Dimensional possesses voting and/or investment power over 500,400 shares. The Schedule 13G/A also indicates that Dimensional disclaims beneficial ownership of such shares.
(6)	The information regarding Heartland Advisors, Inc. (“Heartland”) is given in reliance upon a Schedule 13G/A filed with the SEC on February 12, 2004 by such stockholder and William J. Nasgovitz (“Nasgovitz”). The Schedule 13G/A indicates that Heartland has sole dispositive power over 603,000 shares. The Schedule 13G/A indicates that Nasgovitz has sole voting power over 603,000 shares.

Item 13.	Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      McGinnis Demand Note. On February 12, 1999, the Board of Directors approved a loan in the amount of $350,000 to Patrick B. McGinnis, the Chairman and Chief Executive Officer of the Company, in exchange for a full recourse promissory note in the same amount from Mr. McGinnis. On June 30, 2000, at the direction of the Board of Directors and in accordance with terms authorized by it, the Company loaned Mr. McGinnis an additional $500,000. Under these terms, the $500,000 loan to Mr. McGinnis was combined with his existing debt to the Company of $350,000 of principal and $36,520 of accrued interest. Mr. McGinnis delivered to the Company his full recourse promissory note in the amount of $886,520, bearing interest at a fixed rate of 6.62% per annum (the applicable Federal mid-term rate in effect for tax purposes at the date of the note), compounded annually (the “Amended Promissory Note”), and the Company cancelled the old promissory note evidencing the prior debt. The Amended Promissory Note provides for mandatory prepayments from certain of the proceeds received by Mr. McGinnis from his sale of the Company’s securities and any related transactions. The promissory note and all accrued interest are due and payable upon the earlier of January 1, 2005 or the termination of Mr. McGinnis’s employment with the Company. At February 29, 2004, the promissory note of $886,520 and accrued interest of $111,986 were outstanding.

      On June 30, 2000, pursuant to Board authorization and in accordance with the terms of the Amended Promissory Note, the Company and Mr. McGinnis entered into a Deferred Compensation Agreement. Under the Deferred Compensation Agreement, 50% of the amount otherwise payable to Mr. McGinnis under the Company’s Management Group Incentive Compensation Plan is to be deferred until the Amended Promissory Note is paid in full, with such deferred compensation then being paid in full to Mr. McGinnis within 30 days thereafter. The Company has full right of set-off against any deferred compensation under the Deferred Compensation Agreement should Mr. McGinnis default under the Amended Promissory Note. At the election of Mr. McGinnis, the payment of the deferred compensation, upon payment of the Amended Promissory Note, may be extended for a period of not more than ten years. At February 29, 2004, the amount of deferred compensation was $182,013, with accrued interest of $21,398.

      Sharps & Associates. As part of its obligations under client contracts, the Company generally pays for the legal representation of clients, as required in the recovery process. A portion of those payments is made in the form of a retainer to Sharps & Associates PSC, a law firm solely owned by Douglas R. Sharps, the Company’s Executive Vice President — Finance and Administration, Chief Financial Officer and Secretary.

This law firm employs 27 attorneys, 13 paralegals and 1 administrative assistant at its offices in Louisville, Kentucky; Pleasanton, California; Chicago, Illinois; Tampa, Florida; Milwaukee, Wisconsin; Dallas, Texas; and Locust Grove, Virginia. The Company paid approximately $3.4 million to such related party during the year ended December 31, 2003 for legal services. However, Mr. Sharps receives no financial or other personal benefits from his ownership of the firm.

Item 14.	Principal Accountant Fees and Services

      The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2003 and 2002 by the Company’s principal accounting firm, PricewaterhouseCoopers LLP. All audit and non-audit services provided by PricewaterhouseCoopers LLP are pre-approved by the Audit Committee, which considers whether the provision of non-audit services is compatible with maintaining the accountants’ independence.

	For the Years Ended
	December 31,

	2003		2002

Audit Fees	$143,713	(1)	$148,455	(1)

Audit-Related Fees	34,201	(2)	17,188	(2)

Tax Fees	32,926	(3)	69,365	(3)

All Other Fees	—		—

Total	$210,840		$235,008

(1)	Any services rendered for: (1) statutory and/or financial audits of financial statements and (2) services associated with SEC registration statements, periodic reports or documents filed with the SEC and other documents issued in connection with securities offerings (comfort letters, consents).
(2)	Any services rendered for: (1) financial statement audits of employee benefit plans; (2) consultations by the Company’s management as to the accounting or disclosure treatment of transactions or events and/or the potential impact of proposed rules, standards or interpretations by the SEC, FASB or other regulatory bodies; and (3) attestation reports.
(3)	Any services rendered for: (1) U.S. federal, state and local tax compliance and/or reviews and (2) U.S. federal, state and local tax consultation.

Pre-Approval of Audit and Permissible Non-Audit Services

      The Charter of the Audit Committee, adopted on February 1, 2002, charges the Audit Committee with review of all aspects of the Company’s relationship with its independent auditors, including the provision of and payment for all services. The Audit Committee requires the Company to submit for prior approval by the Audit Committee all non-audit engagements (other than those relating to tax matters) of the independent auditors by the Company. The Audit Committee also requires the Company to submit for prior approval by the Audit Committee any engagement of the independent accountants with respect to tax matters other than those in the ordinary course for which the fee will be less than $25,000.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1. Financial Statements

Report of Independent Auditors

Balance Sheets — years ended December 31, 2003 and 2002

Statements of Income — years ended December 31, 2003, 2002 and 2001

Statements of Changes in Stockholders’ Equity and Comprehensive Income — years ended December 31, 2003, 2002 and 2001

Statements of Cash Flow — years ended December 31, 2003, 2002 and 2001

2.	Financial Statement Schedules (none required)

3.	Exhibits

      The following list of Exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

2.1	—	Asset Purchase Agreement, dated as of December 4, 1998, by and among the Registrant, MedCap Medical Cost Management, Inc. and Marcia Deutsch (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K, filed December 11, 1998, File No. 000-22585).
2.2	—	Amendment to Asset Purchase Agreement, dated as of December 8, 1999, by and among the Registrant, MedCap Medical Cost Management and Marcia Deutsch (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K, filed December 20, 1999, File No. 0-22585).
2.3	—	Asset Purchase Agreement, dated as of January 3, 1999, by and among the Registrant, Subro-Audit, Inc., O’Donnell Leasing Co., LLP, Kevin M. O’Donnell and Leah Lampone (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K, filed January 11, 1999, File No. 000-22585).
2.4	—	Amendment to Asset Purchase Agreement by and among the Registrant, Subro-Audit, Inc., O’Donnell Leasing Co., LLP, Kevin O’Donnell and Leah Lampone, dated as of January 25, 1999 (incorporated by reference to Exhibit 2.2 of Registrant’s Current Report on Form 8-K, filed February 3, 1999, File No. 000-22585).
2.5	—	Merger Agreement, dated as of February 19, 2004, by and among the Registrant, TSI Holding Co., Inc. and TSI Acquisition Co., Inc. (incorporated by reference to Exhibit A of Registrant’s Preliminary Proxy Statement for a Special Meeting, dated March 11, 2004).
3.1	—	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
4.1	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-23287).
4.2	—	Rights Agreement, dated February 12, 1999, between the Registrant and National City Bank, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of the Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-A, filed February 16, 1999, File No. 000-22585).
4.3	—	First Amendment to Rights Agreement, dated February 19, 2004, between the Registrant and National City Bank, as Rights Agent.
10.1	—	Trover Solutions, Inc. Outside Directors Equity Compensation Plan (incorporated by reference to Appendix B of Registrant’s Proxy Statement for its Annual Meeting dated April 3, 2002).
10.2	—	Trover Solutions, Inc. Non-Qualified Stock Option Plan for Eligible Employees (incorporated by reference to Exhibit 4.2 of Registrant’s Registration Statement on Form S-1, File No. 333-23287).
10.3	—	Trover Solutions, Inc. Amended and Restated Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.4	—	Trover Solutions, Inc. 1997 Stock Option Plan for Eligible Participants (incorporated by reference to Annex A of Registrant’s Proxy Statement for a Special Meeting, dated November 10, 1997).
10.5	—	Amendment to Trover Solutions, Inc. 1997 Stock Option Plan for Eligible Participants (incorporated by reference to Exhibit A of Registrant’s Proxy Statement for its Annual Meeting, dated April 2, 1999).

10.6	—	Trover Solutions, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of Registrant’s Registration Statement on Form S-8, File No. 333-41559).
10.7	—	2001 Management Group Incentive Compensation Plan. (incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.8	—	Restricted Stock Award Agreement between the Registrant and Thomas Quinn, dated March 1, 2002 (incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.9	—	Trover Solutions, Inc. Retirement Savings Plan (incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.10	—	Separation Agreement between Medaphis and the Registrant (incorporated by reference to Exhibit 10.1 of Registrant’s Amendment No. 2 to Registration Statement on Form S-1, File No. 333-23287).
10.11	—	Supplemental Retirement Savings Plan (incorporated by reference to Exhibit 10.5 of Registrant’s Amendment No. 2 to Registration Statement on Form S-1, File No. 333-23287).
10.12	—	Amendment to Supplemental Retirement Savings Plan (incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.13	—	Lease between W&M Kentucky, Inc. and the Registrant (incorporated by reference to Exhibit 10.6 of Registrant’s Registration Statement on Form S-1, File No. 333-23287).
10.14	—	Lease Addendum VI between W&M of Kentucky, Inc. and the Registrant, dated December 22, 1999 (incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.15	—	Amended and Restated Credit Agreement, dated as of November 1, 2001, by and among the Registrant and the Lending Institutions named therein (incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.16	—	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 23, 2002, by and among the Registrant and the Lending Institutions named therein (incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.17	—	Employment Agreement between the Registrant and Patrick B. McGinnis, dated January 1, 2003 (incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.18	—	Severance Agreement between the Registrant and Mark J. Bates, Dated March 12, 2003 (incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.19	—	Form of Severance Agreement between the Registrant and Douglas R. Sharps, Debra M. Murphy, Robert L. Jefferson and Robert G. Bader dated January 1, 2002 (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.20	—	Promissory Note Payable to the Registrant from Patrick B. McGinnis (incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10-K for the fiscal ended December 31, 1999).
10.21	—	Amended and Restated Promissory Note Payable to the Registrant from Patrick B. McGinnis, dated June 30, 2000 (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.22	—	Deferred Compensation Agreement, dated June 30, 2000, by and between the Registrant and Patrick B. McGinnis (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.23	—	Purchase Agreement, dated as of June 29, 2001, between the Registrant and GCG Acquisitions, LLP (incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.24	—	Amendment to Purchase Agreement, dated as of July 29, 2001, between the Registrant and GCG Acquisitions, LLP (incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.25	—	Second Amendment to Purchase Agreement, dated as of November 8, 2001, between the Registrant and GCG Acquisitions, LLP (incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.26	—	Trover Solutions, Inc. Executive Compensation Plan dated January 1, 2003 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.27	—	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of February 21, 2003 (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
23.1	—	Consent of PricewaterhouseCoopers LLP.
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Trover Solutions, Inc. Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

      (b) Reports on Form 8-K

Item Reported	Date Furnished

Items 7 and 12 — Text of Earnings Release and Slide Show Presentation	November 6, 2003

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROVER SOLUTIONS, INC.

By:	/s/ PATRICK B. MCGINNIS

Patrick B. McGinnis
Chairman, President and Chief Executive Officer

Dated: March 19, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PATRICK B. MCGINNIS Patrick B. McGinnis	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 19, 2004

/s/ DOUGLAS R. SHARPS Douglas R. Sharps	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2004
/s/ WILLIAM C. BALLARD, JR. William C. Ballard, Jr.	Director	March 19, 2004
/s/ JILL L. FORCE Jill L. Force	Director	March 19, 2004
/s/ JOHN H. NEWMAN John H. Newman	Director	March 19, 2004
/s/ LAUREN N. PATCH Lauren N. Patch	Director	March 19, 2004
/s/ CHRIS B. VAN ARSDEL Chris B. Van Arsdel	Director	March 19, 2004