Form 10-Q
period 2004-03-31
TROVER SOLUTIONS INC
filed 2004-05-14
CIK 858629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

      As of May 12, 2004, 8,504,163 shares of the Registrant’s Common Stock, $0.001 par value were outstanding.

TROVER SOLUTIONS, INC.

FORM 10-Q

March 31, 2004

INDEX

      THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY TROVER SOLUTIONS, INC. OR MEMBERS OF ITS MANAGEMENT TEAM CONTAIN STATEMENTS WHICH MAY CONSTITUTE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF TROVER SOLUTIONS, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THE TROVER SOLUTIONS, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. TROVER SOLUTIONS, INC. UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS OR CIRCUMSTANCES, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

i

PART I:     FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

TROVER SOLUTIONS, INC.

CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except per share information)

	March 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$11,244	$11,174
Restricted cash	16,064	17,034
Accounts receivable, less allowance for doubtful accounts of $551 at March 31, 2004 and $479 at December 31, 2003	8,381	6,993
Other current assets	3,043	3,039

Total current assets	38,732	38,240

Property and equipment, net	5,558	5,813

Goodwill, net	29,146	29,146
Identifiable intangibles, net	3,220	3,315
Other assets	1,892	1,982

Total assets	$78,548	$78,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$542	$1,250
Accrued expenses	5,204	5,405
Accrued bonuses	1,262	1,581
Funds due clients	11,638	12,019
Income taxes payable	1,266	677
Short-term borrowings	4,000	4,000
Deferred income tax liability	361	354

Total current liabilities	24,273	25,286
Other liabilities	4,067	4,562

Total liabilities	28,340	29,848

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value per share; 2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value per share; 20,000 shares authorized; 8,495 and 8,477 shares outstanding at March 31, 2004 and December 31, 2003, respectively	12	12
Capital in excess of par value	23,566	23,465
Other	(1,004)	(988)
Treasury stock at cost; 3,261 shares at March 31, 2004 and December 31, 2003	(14,459)	(14,459)
Accumulated other comprehensive income	(40)	(51)
Unearned compensation	(26)	(28)
Retained earnings	42,159	40,697

Total stockholders’ equity	50,208	48,648

Total liabilities and stockholders’ equity	$78,548	$78,496

The accompanying notes are an integral part of the condensed financial statements.

TROVER SOLUTIONS, INC.

CONDENSED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)
(In thousands, except per share information)

	Three Months Ended
	March 31,

	2004	2003

Claims revenues	$15,937	$16,353
Cost of revenues	7,646	8,343

Gross profit	8,291	8,010

Support expenses	5,036	4,482
Depreciation and amortization	765	962

Operating income	2,490	2,566

Interest income	49	50
Interest expense	103	121

Income before income taxes	2,436	2,495
Provision for income taxes	974	998

Net income	$1,462	$1,497

Earnings per common share (basic)	$0.17	$0.18

Earnings per common share (diluted)	$0.17	$0.17

The accompanying notes are an integral part of the condensed financial statements.

TROVER SOLUTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2004	2003

Cash flows from operating activities:
Net income	$1,462	$1,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	994	1,141
Other	22	3
Changes in operating assets and liabilities:
Restricted cash	970	(1,190)
Accounts receivable	(1,388)	601
Other current assets	(27)	180
Other assets	(63)	8
Trade accounts payable	(708)	(419)
Accrued expenses	(522)	(2,616)
Funds due clients	(381)	1,345
Income taxes payable	589	962
Other liabilities	(495)	—

Net cash provided by operating activities	453	1,512

Cash flows from investing activities:
Purchases of property and equipment	(233)	(546)
Capitalization of internally developed software	(234)	(262)

Net cash used in investing activities	(467)	(808)

Cash flows from financing activities:
Repurchase of common stock	—	(902)
Issuance of common stock	100	60
Other	(16)	(15)

Net cash provided by (used in) financing activities	84	(857)

Net decrease in cash and cash equivalents	70	(153)
Cash and cash equivalents, beginning of period	11,174	2,269

Cash and cash equivalents, end of period	$11,244	$2,116

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

      The accompanying financial statements are presented in a condensed format and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company’s annual financial statements. Accordingly, for further information, the reader of this Form 10-Q may wish to refer to the Company’s audited financial statements as of and for the year ended December 31, 2003, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 19, 2004.

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

      The Company has various stock-based compensation plans including stock option plans and an employee stock purchase plan. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the

TROVER SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (dollars in thousands, except per share results):

	Three Months
	Ended March 31,

	2004	2003

Net income as reported	$1,462	$1,497
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(37)	(155)

Proforma net income	$1,425	$1,342

Earnings per common share:
As reported (basic)	$0.17	$0.18
As reported (diluted)	0.17	0.17
Proforma (basic)	0.17	0.16
Proforma (diluted)	0.16	0.15

      The effects of applying SFAS No. 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma net income or earnings per common share for future years because variables such as option grants, option exercises, and stock price volatility included in the disclosures may not be indicative of actual future activity.

3.	Earnings Per Common Share

      Reconciliations of the average number of common shares outstanding used in the calculation of earnings per common share and earnings per common share assuming dilution are as follows (dollars and shares in thousands, except per share results):

	Three Months
	Ended March 31,

	2004	2003

Weighted average number of common shares outstanding	8,492	8,481
Add: Dilutive stock options	339	242

Number of common shares outstanding (diluted)	8,831	8,723

Net earnings for earnings per common share (basic and diluted)	$1,462	$1,497

Earnings per common share:
Basic	$0.17	$0.18

Diluted	$0.17	$0.17

      Basic earnings per common share were computed based on the weighted-average number of shares outstanding during the period. The dilutive effect of stock options was calculated using the treasury stock method. Options to purchase 879,502 and 950,402 shares for the three months ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

4.	Income Taxes

      For the three months ended March 31, 2004 and 2003, the Company accrued income taxes at a 40.0% effective tax rate.

TROVER SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

5.	Related Party Transactions

      The Company has entered into a contract for legal services with a professional service corporation, Sharps & Associates, PSC, an entity owned solely by one of the Company’s officers, Douglas R. Sharps. This arrangement exists solely for the benefit of the Company. Its purpose is to minimize the costs of legal services purchased by the Company on behalf of its clients. Mr. Sharps receives no financial or other personal benefit from his ownership of the firm. All payments to Sharps & Associates, PSC are reviewed and approved by the Audit Committee of the Company’s Board of Directors. For the three months ended March 31, 2004 and 2003, approximately $895,000 and $830,000, respectively, was paid to this law firm for such legal services, including all employees and expenses.

      On February 12, 1999, the Board of Directors approved a loan in the amount of $350,000 to Patrick B. McGinnis, the Chairman and Chief Executive Officer of the Company, in exchange for a full recourse promissory note in the same amount from Mr. McGinnis. On June 30, 2000, at the direction of the Board of Directors and in accordance with terms authorized by it, the Company loaned Mr. McGinnis an additional $500,000. Under these terms, the $500,000 loan to Mr. McGinnis was combined with his existing debt to the Company of $350,000 of principal and $36,520 of accrued interest. Mr. McGinnis delivered to the Company his full recourse promissory note in the amount of $886,520, bearing interest at a fixed rate of 6.62% per annum (the applicable Federal mid-term rate in effect for tax purposes at the date of the note), compounded annually (the “Amended Promissory Note”), and the Company cancelled the old promissory note evidencing the prior debt. The Amended Promissory Note provides for mandatory prepayments from certain of the proceeds received by Mr. McGinnis from his sale of the Company’s securities and any related transactions. At March 31, 2004 and December 31, 2003, the promissory note of $886,520 and accrued interest of $117,540 and $101,237, respectively, were outstanding. Mr. McGinnis used the proceeds of these loans to repay debts originally incurred by him to pay income taxes related to the ordinary income deemed to have been received by him on account of Common Stock granted to him by the former shareholder of the Company in connection with the initial public offering of the Company’s stock in May 1997, and to purchase additional stock in the initial public offering. The balance of the Amended Promissory Note at March 31, 2004 and December 31, 2003 is included in “Other” in the Stockholders’ Equity section of the accompanying balance sheets.

      On June 30, 2000, pursuant to Board authorization and in accordance with the terms of the Amended Promissory Note, the Company and Mr. McGinnis entered into a deferred compensation agreement (the “Agreement”). Under the Agreement, 50% of the amount otherwise payable to Mr. McGinnis under the Company’s Management Group Incentive Compensation Plan is to be deferred until the Amended Promissory Note is paid in full, with such deferred compensation then being paid in full to Mr. McGinnis within 30 days thereafter. The Company has full right of set-off against any deferred compensation under the Agreement should Mr. McGinnis default under the Amended Promissory Note. At the election of Mr. McGinnis, the payment of the deferred compensation, upon payment of the Amended Promissory Note, may be extended for a period of not more than ten years. At March 31, 2004 and December 31, 2003, the amount of deferred compensation was $182,012, with accrued interest of $22,542 and $19,323, respectively.

      Effective January 1, 2003, the Company entered into an employment agreement with Mr. McGinnis. Upon signing the employment agreement, Mr. McGinnis received a bonus of $200,000. The bonus is subject to full or partial reimbursement by Mr. McGinnis to the Company, based on the date of termination, if Mr. McGinnis terminates his employment with the Company during the initial three-year term of his employment. The bonus payment was recorded in “Other Current Assets” on the accompanying Balance Sheets and is being amortized over the term of the agreement. The unamortized balance March 31, 2004 and December 31, 2003 was $116,667 and $133,333, respectively.

TROVER SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment

      The property and equipment consists of the following at March 31, 2004 and December 31, 2003 (in thousands):

	March 31,	December 31,
	2004	2003

Property and equipment, at cost:
Furniture and fixtures	$3,126	$3,126
Office equipment	1,414	1,410
Computer equipment	7,880	7,734
Software	10,929	10,614
Leasehold improvements	1,889	1,886

	25,238	24,770
Accumulated depreciation and amortization	(19,680)	(18,957)

Property and equipment, net	$5,558	$5,813

7.	Goodwill and Other Intangible Assets

      The Company accounts for goodwill under FAS 142, under which goodwill is not amortized but instead is assessed for impairment at least annually. The Company performs its annual impairment review during the second quarter of each year. The review performed during the quarter ended June 30, 2003 did not result in an impairment charge for the Company. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 15. “Segment Information”. All recorded goodwill and other intangible assets relate to the Healthcare Recovery Services segment.

      The carrying value of goodwill, net, was approximately $29.1 million at December 31, 2003 and 2002. There were no goodwill impairment losses recorded during the three months ended March 31, 2004.

      All of the Company’s intangible assets (other than goodwill, net) are subject to amortization. The details of the Company’s intangible assets at March 31, 2004 and December 31, 2003 are as follows (in thousands):

	March 31, 2004			December 31, 2003

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Client lists	$4,900	$1,680	$3,220	$4,900	$1,599	$3,301
Backlog	570	570	—	570	560	10
Non-compete agreements	530	530	—	530	526	4

Total	$6,000	$2,780	$3,220	$6,000	$2,685	$3,315

      Client lists are being amortized on a straight-line basis over 15 years. Backlog was amortized over 5 years on a straight-line basis. Non-compete agreements were amortized on a straight-line basis over periods ranging from 4 years to 5 years.

      Amortization expense related to intangible assets for the three months ended March 31, 2004 was approximately $95,000. Over the nine-month period ended December 31, 2004 and each of the four

TROVER SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

succeeding fiscal years, amortization expense related to intangible assets is expected to be as follows (in thousands):

Nine month period ended December 31, 2004	$245
Year ended December 31,
2005	327
2006	327
2007	327
2008	327

8.	Derivatives

      On November 6, 2001, the Company entered into an interest rate swap contract to pay 3.66% and to receive the one-month LIBOR rate on a $4 million notional amount of the Revolving Credit Facility (see Note 9. “Credit Facility”). The Company uses derivative financial instruments to manage the risk that changes in interest rates will affect the amount of its future interest payments. Under the interest rate swap contract, the Company agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a variable rate of interest times the same notional principal amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The interest rate swap contract was entered into with a major financial institution in order to minimize counterparty credit risk. The interest rate swap transaction qualifies for hedge accounting treatment and is accounted for in accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by FAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of FAS 133”. At March 31, 2004, the fair value of the hedge was a liability of $67,533, or $40,520, net of tax. At December 31, 2003, the fair value of the hedge was a liability of $86,397, or $51,838, net of tax.

9.	Credit Facility

      On November 1, 2001, the Company entered into a revolving credit facility with National City Bank of Kentucky, Bank One Kentucky, N.A. and Fifth Third Bank (the “Revolving Credit Facility”), and the existing Credit Facility was terminated. The Company’s obligations under the Revolving Credit Facility are collateralized by substantially all of the Company’s assets, subject to certain permitted exceptions. The Revolving Credit Facility carries a maximum borrowing capacity of $40 million and will mature October 31, 2004. Principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined fixed margin. At March 31, 2004 and December 31, 2003, the interest rate was 2.85% and 2.92%, respectively, based on the one-month Eurodollar Rate plus the fixed margin. The Revolving Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company’s ability to pay dividends. The Company was in compliance with these covenants at March 31, 2004 and December 31, 2003. It also contains a material adverse change clause. At March 31, 2004 and December 31, 2003, $4 million was outstanding under the Revolving Credit Facility.

10.	Contingencies

      The Company is engaged in the business of identifying and recovering subrogation and related claims of its clients, many of which arise in the context of personal injury lawsuits. As such, the Company operates in a

TROVER SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

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

11.	Adoption of a Rights Plan

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

      On February 19, 2004, in connection with the Proposed Transaction described in Note 16 below, the Company and National City Bank, as Rights Agent, executed a First Amendment to Rights Agreement, which amends the Stockholders Rights Plan and renders the Rights inapplicable to the transactions contemplated by the definitive agreement announced by the Company on February 20, 2004. See Note 16. “Recent Developments”.

12.	Stock Repurchase Plan

      The Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s Common Stock in the open market at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $20 million of the Company’s Common Stock or until it otherwise terminates the stock repurchase plan. The Company did not repurchase any shares of Common Stock during the three months ended March 31, 2004. From inception of the program through March 31, 2004, the Company

TROVER SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

repurchased 3,269,630 shares at a cost of $14.5 million, or an average cost of $4.43 per share. Except for 8,874 shares of Common Stock previously repurchased but reissued in connection with an employee restricted stock award, all of the reacquired shares of Common Stock through March 31, 2004 are reflected as treasury stock on the accompanying Balance Sheets.

13.	Other Comprehensive Income (Loss)

      Other comprehensive income for the three months ended March 31, 2004 and 2003 consists of the following (in thousands):

	Three Months
	Ended March 31,

	2004	2003

Net income	$1,462	$1,497
Other comprehensive income:
Deferred gain on cash flow hedge, net	11	—

Comprehensive income	$1,473	$1,497

      Accumulated other comprehensive (loss) income consists of the following:

Cash Flow
Hedge

Balance, December 31, 2003	$(51)
First quarter 2004 change	11

Balance, March 31, 2004	$(40)

14.	Concentration of Clients and Credit Risk

      UnitedHealth Group (“UHG”), a terminated client, accounted for 19% and 28% of the Company’s total revenues for the three-month periods ended March 31, 2004 and 2003, respectively. Wellpoint Health Network Inc. (“Wellpoint”) accounted for 21% and 15% of the Company’s total revenues for the three-month periods ended March 31, 2004 and 2003, respectively. No other client accounted for more than 10% of the Company’s total revenues. The loss of Wellpoint could have a material adverse effect on the Company’s results of operations, financial position and cash flows.

      Wellpoint accounted for 36% and 30% of the Company’s accounts receivable balance at March 31, 2004 and December 31, 2003, respectively. In addition, Health Net, Inc. accounted for 8% and 10% of the Company’s accounts receivable balance at March 31, 2004 and December 31, 2003, respectively. Should a substantial portion of the current balance of either of these accounts receivable balances become uncollectible, it could have a material adverse effect on the Company’s results of operations and cash flows. No other client accounted for 10% or more of accounts receivable at March 31, 2004 or December 31, 2003.

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

TROVER SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

15.	Segment Information

      The accounting policies of the Company’s reportable segments are the same as those accounting policies described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company has three reportable segments based on qualitative guidelines. The Company’s three segments are: (1) Healthcare Recovery Services, which encompasses its healthcare recovery products: healthcare subrogation, provider bill audit, overpayments, and MD Audit; (2) Property and Casualty Recovery Services, which is subrogation recovery services for property and casualty insurers, sold under the name TransPaC Solutions; and (3) Software, which is subrogation recovery software in a browser-based application service provider (ASP) form, sold under the name Troveris. The segment profit measure is income before income taxes.

      Segment results for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Revenues:
Healthcare Recovery Services	$15,644	$16,107
Property and Casualty Recovery Services	271	229
Software	264	313
Elimination of intercompany revenue	(242)	(296)

Total revenues	$15,937	$16,353

Operating income (loss):
Healthcare Recovery Services	$7,088	$6,753
Property and Casualty Recovery Services	(215)	(232)
Software	22	(233)
Unallocated Corporate support expenses	(4,405)	(3,722)

Total operating income	$2,490	$2,566

Depreciation and amortization:
Healthcare Recovery Services	$593	$787
Property and Casualty Recovery Services	21	23
Software	—	13
Unallocated Corporate depreciation and amortization expense	151	139

Total depreciation and amortization	$765	$962

Income (loss) before income taxes:
Healthcare Recovery Services	$7,092	$6,767
Property and Casualty Recovery Services	(225)	(242)
Software	22	(263)
Unallocated Corporate (loss)	(4,453)	(3,767)

Total income before income taxes	$2,436	$2,495

      Unallocated Corporate amounts include corporate expenses and other miscellaneous charges. Because this category includes a variety of miscellaneous items not attributable to one particular segment, it is subject to fluctuation on a quarterly and annual basis. The Company does not allocate assets.

TROVER SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

16.	Recent Developments

      On February 19, 2004, the Company entered into a definitive agreement to be acquired by an affiliate of Tailwind Capital Partners LLC (“Tailwind”) in an all-cash transaction (the “Proposed Transaction”). The Proposed Transaction is to be accomplished by the merger of a subsidiary of TSI Holding Co., Inc., itself an indirect subsidiary of Tailwind, with and into the Company. As a result of the merger, every stockholder of the Company will receive $7.00 per share in cash and each holder of an “in the money” option will receive an amount of cash equal to the difference between the exercise price of the option and $7.00, except that certain employees may exchange unexercised “in the money” stock options of the Company for stock options of TSI Holding Co., Inc. (which will be the parent corporation of the surviving entity). In connection with the Proposed Transaction, certain members of management will receive new stock option grants from TSI Holding Co., Inc. and may purchase shares of common stock of TSI Holding Co., Inc. at a price equal to the price per share paid by Tailwind. Immediately following the Proposed Transaction, TSI Holding Co., Inc. will be owned by Tailwind, certain members of management of the Company, and certain co-investors.

      If completed, the Proposed Transaction will result in the Company no longer being publicly traded and no longer filing annual, quarterly and current reports with the Securities and Exchange Commission (the “SEC”). The Proposed Transaction is subject to approval by the Company’s stockholders at a special meeting of the stockholders, which the Company expects will occur in July of 2004. The Proposed Transaction is also subject to other customary closing conditions. Each of Tailwind and the Company may elect to terminate the merger agreement and not complete the Proposed Transaction at any time after July 15, 2004, so long as the party electing to terminate has not breached the merger agreement in a manner that has caused, resulted in or materially contributed to the failure to consummate the merger by July 15, 2004.

      In connection with the Proposed Transaction, the Company intends to file a proxy statement with the SEC. All security holders of the Company are advised to read the proxy statement when it becomes available, because it will contain important information about the Company and the Proposed Transaction. Security holders may obtain a free copy of the proxy statement, when available, and other documents filed by the Company with the SEC at the SEC’s website at http://www.sec.gov/. Free copies of the Company’s SEC filing also may be obtained by directing a request to Trover Investor Relations, Trover Solutions, Inc., 1600 Watterson Tower, Louisville, Kentucky 40218. In addition, investors and security holders may access copies of documents filed with the SEC by the Company on the Company’s website at www.troversolutions.com.

      The Company, its directors and executive officers may be deemed to be participants in the solicitation of proxies from the Company’s stockholders in favor of the Proposed Transaction. A description of the security holdings and other interests of the directors and executive officers of the Company will be set forth in the proxy statement referred to above.

      As described in greater detail in the preliminary proxy statement filed by the Company on April 30, 2004, in connection with the Proposed Transaction, Mr. McGinnis has entered into a new employment agreement with TSI Holding Co., Inc., providing for his continued service following completion of the Proposed Transaction as chief executive officer of the Company, on substantially the same terms as his existing 2003 employment agreement. As a result of this agreement, the merger will not constitute a “Change in Control Event” under the 2003 employment agreement. The new agreement will become effective by its terms only at the effective time of the merger. The provisions in the new employment agreement regarding Mr. McGinnis’ compensation and the term of the agreement are the same as in his existing 2003 employment agreement with the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The Company, believes, based on its experience and assessment of its market, that it is a leading independent provider of outsourcing of subrogation and certain other medical claims recovery and cost containment services to the U.S. private healthcare payor industry and of outsourcing of subrogation recovery services to the U.S. property and casualty insurance industry. The Company’s primary business is medical claims recovery, and its primary product is subrogation recovery, which generally entails the identification, investigation and recovery of accident-related medical benefits incurred by its clients on behalf of their insureds, but for which other persons or entities have primary responsibility. The Company’s clients’ rights to recover the value of these medical benefits, arising by law or contract, are generally known as the right of subrogation and are generally paid from the proceeds of liability or workers’ compensation insurance. The Company’s other medical claims recovery services include (1) the auditing of the bills of medical providers, particularly hospitals, for accuracy, correctness and compliance with contract terms (“provider bill audit”), (2) the recovery of overpayments attributable to duplicate payments, failures to coordinate benefits and similar errors in payment (“overpayments”), and (3) the auditing of physician evaluation and management claims for consistency with medical records, in accordance with federal guidelines (“MD audit”). The Company offers its healthcare recovery services on a nationwide basis to health maintenance organizations (“HMOs”), indemnity health insurers, self-funded employee health plans, companies that provide claims administration services to self-funded plans (referred to as “third-party administrators”), Blue Cross and Blue Shield organizations and provider organized health plans. Current clients include Humana Inc., Kaiser Permanente, Wellpoint Health Network Inc. and The Principal Financial Group. The Company had 39.9 million and 34.3 million lives under contract from its clientele at March 31, 2004 and 2003, respectively.

      The Company has three segments: (1) Healthcare Recovery Services, which encompasses its four healthcare recovery products that the Company sells under the brand name Healthcare Recoveries: healthcare subrogation, provider bill audit, overpayments, and MD audit; (2) Property and Casualty Recovery Services, which is subrogation recovery services for property and casualty insurers, sold under the brand name TransPaC Solutions; and (3) Software, which is subrogation recovery software in a browser-based application service provider (ASP) form, sold under the brand name Troveris.

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

Results of Operations

      The following tables present certain key operating indicators for the Healthcare Recovery Services segment for the periods indicated (lives and dollars in millions):

Healthcare Recovery Services — Key Operating Indicators

Lives Sold and Installed*

	Three Months
	Ended
	March 31,

	2004	2003

Cumulative lives sold, beginning of period	39.9	41.6
Lives from existing client loss, net(1)	(0.8)	(7.4)
Lives added from new contracts with existing clients	0.4	0.1
Lives added from contracts with new clients	0.4	0.0

Cumulative lives sold, end of period	39.9	34.3

Lives sold eliminations/cross-sold lives(2)	11.1	10.5

Lives installed, end of period	35.7	31.9

Lives installed eliminations/cross-installed lives(3)	5.5	5.4

*	All references to “lives” in the table, whether reported as from existing client loss, added from new contracts with existing clients or with new clients, lives sold, lives sold eliminations/cross-sold lives, lives installed, or lives installed eliminations/cross-installed lives, are derived by the Company from information provided to it by clients, which may contain estimates.

(1)	Represents the net of losses from contract terminations and organic declines in the clients’ installed base measured in the number of persons covered by clients, and gains from organic growth in the clients’ installed base measured in the number of persons covered by clients.

(2)	“Lives sold eliminations/cross-sold lives” specifies the number of lives subject to client contracts under which Healthcare Recoveries provides or will provide more than one healthcare recovery service to a client population. By contrast, the number of lives reported in “Cumulative lives sold, end of period” does not include the overlap (i.e., “double counting”) that occurs when multiple healthcare recovery services are provided to the same client population.

(3)	“Lives installed eliminations/cross-installed lives” specifies the number of lives as to which Healthcare Recoveries provides more than one healthcare recovery service to a client population. By contrast, the number of lives reported in “Lives installed, end of period” does not include the overlap (i.e., “double counting”) that occurs when multiple healthcare recovery services are provided to the same client population.

Other Key Operating Indicators

	Three Months Ended
	March 31,

	2004	2003

Backlog(1)	$1,497.4 (2)	$1,611.4 (2)
Claims recoveries	$56.8	$57.8
Throughput(3)	3.8%	3.7%
Effective fee rate	27.5%	27.9%
Claims revenues	$15.6	$16.1

(1)	Backlog is the total dollar amount of potentially recoverable claims that Healthcare Recoveries is pursuing or auditing on behalf of its clients at a given point in time.

(2)	At March 31, 2004 and 2003, approximately $250.5 million and $351.2 million, respectively, of the backlog derived from terminated clients and clients that, by those dates, had given notice of termination.

(3)	Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

      Claims Revenues. Total Healthcare Recovery Services revenues for the quarter ended March 31, 2004 decreased approximately $0.5 million, or 3.1%, to $15.6 million compared to $16.1 million for the quarter ended March 31, 2003. Healthcare claims recoveries for the quarter ended March 31, 2004 were $56.8 million compared to $57.8 million for the same quarter of 2003. Provider bill audit and overpayment services recoveries increased approximately $2.9 million or 28% compared to the prior year quarter, primarily due to an increase in installed lives. Subrogation services recoveries for the quarter ended March 31, 2004 decreased approximately $3.8 million or 8% compared to the quarter ended March 31, 2003. The lower recoveries resulted primarily from a decline in installed lives compared to the same period in the prior year.

      The Healthcare Recovery Services segment effective fee rate for the quarter ended March 31, 2004 decreased to 27.5% from 27.9% for the same quarter of 2003. The decrease in the fee rate was primarily attributable to a slight decline in the provider bill audit fee rate compared to the prior year quarter. The provider bill audit fee rate is typically more volatile than the other Healthcare Recovery Services segment products due to the pricing structure of its contracts.

      Backlog for the Healthcare Recovery Services segment decreased to $1,497.4 million at March 31, 2004 from $1,611.4 million at March 31, 2003, a decrease of 7.1%. The provider bill audit services backlog increased approximately $57.8 million while the healthcare subrogation services backlog decreased approximately $173.5 million.

      The Healthcare Recovery Services segment had a throughput rate of approximately 3.8% and 3.7% of average backlog during the first quarter of 2004 and 2003, respectively. The slight increase in throughput in the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 is due to a relatively larger decrease in average backlog than the decrease in recoveries. Average Healthcare Recovery Services backlog during the first quarter of 2004 decreased 4.8% from the same quarter of 2003 while recoveries decreased 1.7% between the same quarters. Lives installed increased 3.8 million from 31.9 million at March 31, 2003 to 35.7 million at March 31, 2004, because of installations of clients sold in 2003.

      Cost of Revenues. Cost of revenues for the Healthcare Recovery Services segment decreased 10.3% for the quarter ended March 31, 2004 to $7.0 million, from $7.8 million for the same quarter in 2003. Moreover, the cost of revenues as a percentage of claims revenues decreased to 45.0% for the quarter ended March 31, 2004 compared to 48.2% for the same quarter in 2003. These decreases — in the cost of revenues and in the costs of revenues as a percentage of claims revenues — occurred for two reasons. First, for the quarter ended March 31, 2004 compared to the same quarter of 2003, healthcare subrogation services cost of revenues decreased approximately 15% while the related revenues decreased only 9%. This is primarily due to a reduction in labor and other expenses related to file investigation caused by a decrease of 23% in the number of files investigated during the first quarter of 2004 compared to the same quarter of the prior year. Second, provider bill audit services revenue for the quarter ended March 31, 2004 increased approximately 15% over the same quarter of 2003, while the cost of those revenues increased only 2% because of the relatively greater amount and percentage of revenues earned in the more recent quarter from so-called focused audits of certain facilities, which are project-oriented and produce significantly higher gross margins than do typical hospital bill audits.

      Support Expenses. Support expenses for the Healthcare Recovery Services segment increased 12.5% to $0.9 million for the quarter ended March 31, 2004 from $0.8 million for the same quarter in 2003, primarily because of increased incentive compensation. In addition, support expenses as a percentage of claims revenues increased from 5.0% for the first quarter of 2003 to 5.9% for the same quarter in 2004 primarily due to the decrease in revenues of the Healthcare Recovery Services segment.

      Depreciation and Amortization. Depreciation and amortization expense for the Healthcare Recovery Services segment decreased to $0.6 million for the quarter ended March 31, 2004 from $0.8 million for the comparable quarter of 2003 because several assets became fully depreciated following the quarter ended March 31, 2003.

      Income before Income Taxes. Income before income taxes for the Healthcare Recovery Services segment for the quarter ended March 31, 2004 increased $0.3 million, or 4.4%, to $7.1 million from $6.8 million for the quarter ended March 31, 2003. The increase is due primarily to the decrease in cost of revenues as a percentage of revenue described above.

Property and Casualty Recovery Services

Overview of Operations

      The Company operates in the subrogation outsourcing market that serves property and casualty (“P&C”) insurers. The Company offers its services to the P&C market under the brand name “TransPaC Solutions”.

      The Company believes that the market for P&C subrogation outsourcing in the United States is substantial and that the potential savings from subrogation recoveries will vary depending upon the P&C line of business. The Company believes that total potential subrogation recoveries in the automobile insurance market exceed $6 billion per year. Based on its research and early experience, the Company believes that there is an opportunity to increase total subrogation recoveries across a wide spectrum of automobile insurers. The Company’s marketing strategy is to offer its services to automobile insurers and multi-lines carriers that lack the resources to maximize subrogation recoveries.

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

      The Company currently provides subrogation outsourcing services to 16 P&C insurers, of which 5 are full outsource clients with the remainder being clients for either referral services, in which the Company supplements the capacity of an internal recovery unit, or closed claims reviews, in which the Company recovers subrogation claims missed or ignored by an internal recovery unit. The Company has established a full-time direct sales force experienced in P&C sales and marketing. The Company’s target market for its P&C subrogation services is P&C insurers that are personal lines automobile carriers or that are multi-lines carriers which focus on automobile coverage.

Results of Operations

      The following tables present certain key operating indicators for the Property and Casualty Recovery Services segment for the periods indicated (dollars in millions):

Property and Casualty Recovery Services — Key Operating Indicators

	Three Months
	Ended
	March 31,

	2004	2003

Contracts in Force, beginning of period	30	27
Outsourcing(1)	—	1
Referrals/Closed Claims(2)	—	3
Terminations	(3)	(1)

Contracts in Force, end of period	27	30

(1)	Outsourcing refers to the full replacement of a client’s internal subrogation recovery function by TransPaC Solutions, typically with a view to an ongoing relationship of indefinite period.

(2)	Referrals/ Closed Claims refers to project-related work assumed by TransPaC Solutions, typically with files transmitted by clients from time to time.

Other Key Operating Indicators

	Three Months
	Ended
	March 31,

	2004	2003

Backlog(1)	$16.9	$16.4
Claims recoveries	$1.4	$1.1
Throughput(2)	7.9%	7.1%
Effective fee rate	19.7%	20.3%
Claims revenues	$0.3	$0.2

(1)	Backlog is the total dollar amount of potentially recoverable claims that TransPac Solutions is pursuing on behalf of its clients at a given point in time.

(2)	Throughput equals claims recoveries for the period divided by the average of backlog at the beginning and end of the period.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

      Claims Revenues. Total Property and Casualty Recovery Services revenues for the quarter ended March 31, 2004 increased approximately $42,000, or 18.3%, from the comparable quarter in 2003. Property and Casualty Recovery Services claims recoveries for the quarter ended March 31, 2004 increased $0.3 million, or 27.3%, over the comparable quarter in 2003. This increase in recoveries was the result of a 3.0% increase in backlog between these period ends and an increase in throughput (i.e., recoveries as a percentage of average backlog) to 7.9% for the first quarter of 2004 from 7.1% for the comparable period of 2003. The increase in throughput from the quarter ended March 31, 2003 is due to claims recoveries increasing at a higher rate than the average backlog.

      The Property and Casualty Recovery Services effective fee rate for the quarter ended March 31, 2004 decreased to 19.7% from 20.3% for the comparable quarter of 2003. The decrease in fee rate was primarily attributable to the change in mix of referral and closed claim contracts, which typically bear higher fees, and full outsourcing contracts, which typically bear lower fees, that occurred during the past twelve months.

      Cost of Revenues. Cost of revenues for the Property and Casualty Recovery Services segment increased 5.3% for the quarter ended March 31, 2004 to $359,000, from $341,000 for the comparable quarter in 2003. As a percentage of claims revenues, cost of revenues decreased to 132% for the quarter ended March 31, 2004 compared to 149% for the comparable quarter in 2003, primarily due to the growth in revenue described above.

      Support Expenses. Support expenses for the Property and Casualty Recovery Services segment were $0.1 million for the quarter ended March 31, 2004, the same as for the quarter ended March 31, 2003. Support expenses decreased as a percentage of claims revenues from 42.4% for the first quarter of 2003 to 39.1% for the comparable quarter in 2004. The decrease in support expenses as a percentage of revenues was due to the growth in revenue as described above while support expenses remained stable.

Software

Overview of Operations

      The Company has developed a web-enabled subrogation software application. The Company sells this product as an application service provider (“ASP”), under the brand name “Troveris”, to participants in both the health insurance and benefits market and the P&C market which historically have not outsourced subrogation recoveries. The Company currently estimates that 40% to 50% of the private health insurance and health benefits markets do not outsource subrogation recoveries. In the public health insurance and benefits market (i.e., Medicaid and Medicare), the Company believes that there is virtually no outsourcing of subrogation recoveries because these programs typically rely on their claims administration contractors to provide subrogation services as part of a bundled service contract. In the P&C market, the Company believes that certain participants are less likely to outsource subrogation services. For example, the Company believes that mutual insurers have organizational and cultural biases against outsourcing and that larger P&C insurers have sufficient resources to develop relatively sophisticated internal departments. As of March 31, 2004, the Company had two software clients. One, a Cincinnati-based third party administrator of healthcare claims for self-funded employers, became a client in June 2002, and the second, a Blue Cross Blue Shield organization, became a client in late December 2003.

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

      In addition to being offered for sale as an on-line subrogation recovery system in an ASP model, Troveris also constitutes the systems platform for the Company’s recovery operations. All of those operations are currently conducted on Troveris.

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

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

      Revenues. Revenue for the Software segment decreased $49,000, or 15.7%, for the quarter ended March 31, 2004 to $264,000, from $313,000 from the comparable quarter in 2003, due to a decrease in intercompany revenue earned from the Healthcare Recovery Services segment. This decrease was primarily a function of a lower intercompany charge to the Healthcare Recovery Services segment, which consumed less management and programming services from the Software segment in 2004 compared with 2003. All but $22,000 and $17,000 of the revenue in the quarters ended March 31, 2004 and 2003, respectively, was derived from internal clients (i.e., the Healthcare Recovery Services and Property and Casualty Services segments).

      Cost of Revenues. Cost of revenues for the Software segment for the quarter ended March 31, 2004 was $242,000 compared to $240,000 for the quarter ended March 31, 2003. This includes $229,000 and $180,000 for the three months ended March 31, 2004 and 2003, respectively, of depreciation and amortization of software in service. Approximately $13,000 and $60,000 of the cost of revenues for the three months ended March 31, 2004 and 2003, respectively, relates to the support and maintenance of the software.

      Support Expenses. For the three months ended March 31, 2004 the Software segment did not incur any support expenses compared to $293,000 of support expenses for the quarter ended March 31, 2003. This was the result of a change in the allocation of labor expense for certain employees now assigned to the Healthcare Recovery Services segment. For the quarter ended March 31, 2003, the Software segment incurred approximately $496,000 of expenditures in connection with the creation of new software products for the insurance industry, of which approximately $203,000 was capitalized, resulting in net reported support expenses of $293,000.

Entire Company

Employees

	March 31,

	2004	2003

Direct operations	414	514
Support	127	139

Total employees	541	653

Statements of Income as a Percentage of Revenues

	Three Months
	Ended
	March 31,

	2004	2003

Claims revenues	100.0%	100.0%
Cost of revenues	48.0	51.0
Support expenses	31.6	27.4
Depreciation and amortization	4.8	5.9
Operating income	15.6	15.7
Interest expense, net	(0.3)	(0.4)
Income before income taxes	15.3	15.3
Net income	9.2	9.2

      Depreciation and Amortization. Depreciation and amortization expense decreased 20.0% to $0.8 million for the quarter ended March 31, 2004 from $1.0 million for the same quarter in 2003. The decrease is due to several assets becoming fully depreciated following the quarter ended March 31, 2003. In addition, approximately $229,000 and $180,000 of depreciation and amortization related to the Software segment is included in cost of revenues for the quarters ended March 31, 2004 and 2003, respectively, because it is a direct cost of software in service.

      Interest Income. Interest income was $49,000 for the quarter ended March 31, 2004 compared to $50,000 for the prior year quarter.

      Interest Expense. Interest expense totaled approximately $103,000 for the quarter ended March 31, 2004, a decrease of 14.9% from the quarter ended March 31, 2003. The decrease in interest expense for the quarter ended March 31, 2004, as compared with the same quarter in 2003, is due to fees related to the revolving credit facility incurred in 2003.

      Tax. The Company accrued income taxes for the quarters ended March 31, 2004 and 2003 at a rate of 40.0%.

      Net Income. Net income for the quarter ended March 31, 2004 of $1.5 million or $0.17 per diluted common share was the same as the quarter ended March 31, 2003, with decreases in expenses (described above) offsetting the decrease in revenue between the periods.

Liquidity and Capital Resources

      The Company’s statements of cash flows for the three months ended March 31, 2004 and 2003 are summarized below:

	Three Months
	Ended
	March 31,

	2004	2003

	(In thousands)
Net cash provided by operating activities	$453	$1,512
Net cash used in investing activities	(467)	(808)
Net cash provided by (used in) financing activities	84	(857)

Net (decrease) in cash and cash equivalents	$70	$(153)

      The Company had working capital of $14.5 million at March 31, 2004, including cash and cash equivalents of $11.2 million, compared with working capital of $13.0 million at December 31, 2003. Working capital increased primarily because of an increase in the accounts receivable balance as of March 31, 2004 compared to December 31, 2003. Of this $1.4 million increase, approximately 70% relates to revenue earned primarily from project-oriented focused audit work performed for a provider bill audit client in the quarter ended March 31, 2004. The remainder of the increase relates to healthcare subrogation services and falls within the normal quarter-to-quarter accounts receivable fluctuation for this product. The number of days sales outstanding in the receivable balance at March 31, 2004 is consistent with the Company’s historical trends and management believes that collectability will be consistent with historical collections experience.

      Net cash provided by operating activities was approximately $0.5 million, a decrease of approximately $1.0 million for the three months ended March 31, 2004, compared to the same quarter in 2003. The accounts receivable balance increased $1.4 million during the quarter ended March 31, 2004, compared to a decrease of $0.6 million during comparable quarter of 2003. This was partially offset by a reduction in the amount of accrued expenses, primarily bonuses, paid during the three months ended March 31, 2004, compared to the same quarter of 2003.

      Net cash used in investing activities includes purchases of property and equipment. During the quarters ended March 31, 2004 and 2003, the Company capitalized approximately $0.2 million and $0.3 million, respectively, of internally developed software.

      Net cash provided by financing activities for the three months ended March 31, 2004 represents proceeds from the issuance of stock primarily from stock option exercises. Net cash used in financing activities for the quarter ended March 31, 2003 reflects approximately $0.9 million used to repurchase the Company’s outstanding common stock.

      On November 1, 2001, the Company entered into a revolving credit facility with National City Bank of Kentucky, Bank One Kentucky, N.A. and Fifth Third Bank (the “Revolving Credit Facility”). The Company’s obligations under the Revolving Credit Facility are collateralized by substantially all of the Company’s assets, subject to certain permitted exceptions. The Revolving Credit Facility carries a maximum borrowing capacity of $40 million and will mature October 31, 2004. Principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate based on the Prime Rate or Eurodollar Rate, as applicable, plus a pre-determined fixed margin. At March 31, 2004, the interest rate was 2.85% based on the one-month Eurodollar Rate plus the fixed margin. The Revolving Credit Facility contains customary covenants and events of default including, but not limited to, financial tests for interest coverage, net worth levels and leverage that may limit the Company’s ability to pay dividends. The Company was in compliance with these covenants at March 31, 2004. It also contains a material adverse change clause. At March 31, 2004, $4 million was outstanding under the Revolving Credit Facility. (See Item 1. “Financial Statements (Unaudited) — Note 8 — Derivatives” and “— Note 9 — Credit Facility”.) The Company intends to pay this outstanding debt in full from available cash at the earlier of its maturity or the closing on the Proposed Transaction. See Item 1. “Financial Statements (Unaudited) — Note 16 — Recent Developments”.

      At March 31, 2004 and December 31, 2003, the Company reported on its balance sheets, as a current asset, restricted cash of $16.1 million and $17.0 million, respectively. Restricted cash at March 31, 2004 and December 31, 2003 represented claims recoveries by the Company for its clients. At March 31, 2004 and December 31, 2003, the Company reported on its balance sheets, as a current liability, funds due clients of $11.6 million and $12.0 million, respectively, representing claims recoveries to be distributed to clients, net of the fee earned on such recoveries.

      The Company believes that its available cash resources, together with the borrowings available under the Revolving Credit Facility, will be sufficient to meet its current operating requirements and acquisition and internal development activities.

Contractual Obligations and Commercial Commitments

      The following summarizes the Company’s contractual obligations at March 31, 2004, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in thousands):

					More
		Less Than	1-3	4-5	Than
	Total	1 Year	Years	Years	5 Years

Contractual Obligations:
Short-term borrowings	$4,000	$4,000	$—	$—	$—
Operating leases	9,530	2,277	4,449	2,581	223
Deferred compensation	270	—	205	—	65
Purchase obligations	—	—	—	—	—

Total contractual obligations	$13,800	$6,277	$4,654	$2,581	$288

External Factors

      The business of recovering subrogation and other claims for healthcare payors is subject to a wide variety of external factors. Prominent among these are factors that would materially change the healthcare payment, fault-based liability or workers’ compensation systems. Examples of these factors include, but are not limited to, (1) the non-availability of recovery from such sources as property and casualty and workers’ compensation coverages, (2) law changes that limit the use of or access to claims and medical records, or (3) the ability of healthcare payors to recover related claims and audit medical records. Because the Company’s profitability depends in large measure upon obtaining and using claims data and medical records, the non-availability or decrease in their availability could have a material adverse effect on the Company.

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

Concentration of Clients

      The Company provides services to healthcare plans that as of March 31, 2004 covered approximately 39.9 million lives. The Company’s clients are national and regional healthcare payors, large third-party administrators or self-insured corporations. The Company currently has one client, Wellpoint Health Network Inc., that individually accounts for more than 10% of the Company’s revenue. It also has a former client, UnitedHealth Group (“UHG”), which historically accounted for more than 10% of the Company’s revenue. For the three months ended March 31, 2004 and 2003, UHG generated 19% and 28% of the Company’s revenues, respectively. Wellpoint Health Network Inc. accounted for 21% and 15% of the Company’s total revenues for the three months ended March 31, 2004 and 2003, respectively as well as 35% and 30% of the Company’s accounts receivable balance at March 31, 2004 and December 31, 2003, respectively. Health Net accounted for 8% and 10% of the Company’s accounts receivable balance at March 31, 2004 and December 31, 2003, respectively.

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

      The Company performs its services on a reasonable efforts basis and does not obligate itself to deliver any specific result. Contracts with its customers are generally terminable on 60 to 180 days’ notice by either party, although in a few cases the contracts extend over a period of years. The Company’s contracts generally provide that in the event of termination, the Company is entitled to complete the recovery process on the existing backlog or to receive a cash payment designed to approximate the gross margin that would otherwise have been earned from the recovery on the backlog of the terminating client. On March 31, 2004 , the Company had Healthcare Recovery Services segment backlog of $1,497.4 million.

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

Critical Accounting Policies

      The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company believes its most significant accounting policies are related to the following areas, among others: revenue recognition, accounts receivable and collectibility, capitalization of software costs, valuation of long-lived and intangible assets, accrued expenses and common stock options. Details regarding the Company’s use of these policies and the related estimates are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 19, 2004. During the first quarter of 2004, there have been no material changes to the Company’s critical accounting policies that impacted the Company’s financial condition or results of operations.

Stock Repurchase Plan

      The Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s Common Stock in the open market at prices per share deemed favorable by the Company. Shares may be repurchased using cash from operations and borrowed funds and may continue until such time as the Company has repurchased $20 million of the Company’s Common Stock or until it otherwise terminates the stock repurchase plan. The Company did not repurchase any shares of Common Stock during the three months ended March 31, 2004. From inception of the program through March 31, 2004, the Company repurchased 3,269,630 shares at a cost of $14.5 million, or an average cost of $4.43 per share. Except for 8,874 shares previously repurchased but reissued in connection with an employee restricted stock award, all of the reacquired shares of Common Stock through March 31, 2004 are reflected as treasury stock on the accompanying Balance Sheets.

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

      On February 19, 2004, in connection with the Proposed Transaction, the Company and National City Bank, as Rights Agent, executed a First Amendment to Rights Agreement, which amends the Stockholders Rights Plan and renders the Rights inapplicable to the transactions contemplated by the definitive agreement announced by the Company on February 20, 2004. See Item 1. “Financial Statements (Unaudited) — Note 16 — Recent Developments”.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The Company is subject to interest rate risk arising from the impact of changes in interest rates on its variable rate Revolving Credit Facility, which matures October 31, 2004. The impact on earnings and the value of any debt on the Company’s balance sheets are subject to change as a result of movements in market rates and prices. However, the Company does not expect changes in interest rates to have a material effect on its financial position, results of operations or cash flows in 2004. As of March 31, 2004, the Company had $4.0 million outstanding under its Revolving Credit Facility. Through the interest rate swap contract the Company has entered into, the Company has fixed the interest rate on the entire $4.0 million of the Revolving Credit Facility at 5.41% or 5.66% (contingent on the status of a financial ratio). Because of the Company’s interest rate swap agreement, changes in interest rates would have no effect on the Company’s interest expense on an annual basis. See Item 1. “Financial Statements (Unaudited) — Note 8 — Derivatives” and “— Note 9 — Credit Facility” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Item 4.	Controls and Procedures

      Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934), as of a date within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor have there been any significant deficiencies or material weaknesses. As a result, no corrective actions were required or undertaken.

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

Martin et al. v. Companion Health Care and Healthcare Recoveries

      In December 1999, a purported class action complaint (“Complaint”) was filed against the Company and one of the Company’s clients in the Court of Common Pleas of Richland County, South Carolina, Estalita Martin et al. vs. Companion Health Care Corp., and Healthcare Recoveries, Inc. In January 2000, the defendant Companion Healthcare Corp. (“CHC”) filed an Answer and Counterclaim and the plaintiff Martin filed a First Amended Complaint (“Amended Complaint”). The Amended Complaint asserts that the Company’s subrogation recovery efforts on behalf of its client, CHC, violated a number of common law duties, as well as the South Carolina Unfair Trade Practices Act. The Amended Complaint alleges that the Company, as the subrogation agent for CHC, made fraudulent misrepresentations in the course of unlawfully pursuing subrogation and reimbursement claims that the plaintiffs assert are unenforceable because (1) prepaid medical service plans may not exercise rights of subrogation and reimbursement; (2) the subrogation and reimbursement claims asserted by the Company are not supported by contract documents that provide enforceable recovery rights and/or do not adequately describe the recovery rights; and (3) the sums recovered pursuant to such claims unlawfully exceed the amount CHC was entitled to collect for such medical goods and services. The Amended Complaint further alleges that the Company and CHC unlawfully pursued subrogation and reimbursement claims by (1) failing to pay pro rata costs and attorney’s fees to attorneys who represented purported class members with respect to tort claims underlying the subrogation and reimbursement claims; and (2) failing to include in subrogation and reimbursement claims all applicable discounts that CHC received for such medical goods and services. The plaintiffs, on behalf of the purported class, demand compensatory damages, punitive damages, and treble damages, disgorgement of unjust profits, costs, prejudgment interest and attorneys’ fees. The Company was served with the original Complaint in late December 1999 and answered denying all allegations. The Company filed a motion to dismiss in August 2000 and in June 2001 the court granted the Company’s motion to dismiss. The plaintiffs filed a notice of appeal in July 2001. On March 1, 2004, the Court of Appeals of South Carolina filed an order and opinion affirming the trial court’s order dismissing the case. On April 22, 2004 the Court of Appeals denied plaintiff’s motion for a rehearing. The time period in which the plaintiff may pursue a further appeal to the South Carolina Supreme Court has not expired.

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

      On April 16, 2003, the defendants filed motions seeking to dismiss the lawsuit or to change the venue of the lawsuit to a federal court in Texas. On October 16, 2003, the court entered an order granting the defendants’ motions to dismiss and dismissing all of the plaintiffs’ claims. On November 13, 2003, the plaintiffs filed a Notice of Appeal to the United States Third Circuit Court of Appeals. The plaintiffs filed their appellate brief on February 23, 2004. The Company filed its appellate brief on March 24, 2004. The Third Circuit has not issued a ruling.

Godair v. American Home Assurance Company, Trover Solutions, and HMO Partners

      On March 14, 2003, Lawrence Godair, the plaintiff in a putative class action against a motor vehicle insurer, amended his complaint to add the Company, and a client of the company, HMO Partners, as defendants in Lawrence Godair v. American Home Assurance Company, Trover Solutions, Inc. and HMO Partners, Inc., No. 4:02 CV 00407 SMR, United States District Court for the Eastern District of Arkansas, Western Division. On December 12, 2003, the plaintiff again amended his complaint to add additional causes of action. In the third amended complaint (the “Amended Complaint”), the plaintiff makes allegations on behalf of himself and a purported class of others similarly situated. The complaint asserts that the Company, as subrogation agent for HMO Partners, unlawfully demanded payment of a subrogation claim against proceeds of a medical payments insurance policy issued to the plaintiff by American Home. The Amended Complaint also alleges that the Company was unjustly enriched because the plaintiff was not fully compensated (“made whole”) for his injuries in violation of the Arkansas no-fault motor vehicle insurance statute and because the payment constituted a double recovery to the Company and to HMO Partners, in violation of the Arkansas Health Maintenance Organizations Act. The Amended Complaint further alleges that in recovering the subrogation claim the Company acted negligently, that it interfered with the plaintiff’s contractual relationship with the motor vehicle insurer and that the Company may be directly or vicariously liable for the acts of other defendants. The Amended Complaint includes additional causes of action against the Company for interference with a contractual relationship, violation of the Arkansas Deceptive Trade Practices Act, fraud, breach of contract, conversion and improperly recovering amounts in excess of the cost of providing the health benefits that are the subject of subrogation claims. The Amended Complaint demands relief on behalf of a purported class of persons who purchased medical payments coverage as required by the Arkansas no-fault motor vehicle insurance statute and who were entitled to but did not receive benefits under such policies due to the payment of those benefits to third parties, including the Company and HMO Partners. The Court has not yet considered whether to certify a class of plaintiffs. The Amended Complaint demands compensatory and punitive damages, declaratory and injunctive relief, 12% statutory penalties, costs, expenses, interest and attorneys’ fees.

      The Company filed an Answer to the Amended Complaint denying the plaintiff’s claims on December 30, 2003. The Company intends to vigorously defend itself against these allegations. On April 21, 2004, the company filed a motion for partial judgment on the pleadings seeking dismissal of some, but not all, of the Plaintiff’s claims. The court has not yet ruled on the motion. The Company and the plaintiff are currently engaged in the discovery process.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      On February 19, 2004, in connection with the Proposed Transaction, the Company and National City Bank, as Rights Agent, executed a First Amendment to Rights Agreement, which amends the Stockholders Rights Plan and renders the Rights inapplicable to the transactions contemplated by the definitive agreement announced by the Company on February 20, 2004. See Part I: Financial Information. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adoption of a Rights Plan.”

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following list of Exhibits includes both exhibits submitted with this Form 10-Q as filed with the Commission and those incorporated by reference to other filings:

2.1	—	Merger Agreement, dated as of February 19, 2004, by and among the Registrant, TSI Holding Co., Inc. and TSI Acquisition Co., Inc. (incorporated by reference to Exhibit A of Registrant’s Preliminary Proxy Statement for a Special Meeting, dated March 11, 2004).
3.1	—	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
4.1	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-23287).
4.2	—	Rights Agreement, dated February 12, 1999, between the Registrant and National City Bank of Kentucky, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of the Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-A, filed February 16, 1999, File No. 0-22585).
4.3	—	First Amendment to Rights Agreement, dated February 19, 2004, between the Registrant and National City Bank, as Rights Agent (incorporated by reference to Exhibit 4.3 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.1	—	Employment Agreement, dated February 19, 2004, by and between TSI Holding Co., Inc. and Patrick B. McGinnis.
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Trover Solutions, Inc. Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements (incorporated by reference to Exhibit 99.1 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

      (b) Reports on Form 8-K

Item Reported	Date Furnished

Items 7, 9 and 12 — Text of Earnings Release and Slide Show Presentation	February 4, 2004
Items 5 and 7 — Text of Press Release and Merger Agreement	February 20, 2004

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROVER SOLUTIONS, INC.

Date: May 14, 2004	/s/ PATRICK B. MCGINNIS Patrick B. McGinnis Chairman, President and Chief Executive Officer

Date: May 14, 2004	/s/ DOUGLAS R. SHARPS Douglas R. Sharps Executive Vice President and Chief Financial Officer Principal Financial and Accounting Officer